Form 10-K
period 2013-12-31
CHARTER COMMUNICATIONS, INC. /MO/
filed 2014-02-21
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
______________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From             to
Commission File Number: 001-33664
Charter Communications, Inc.
(Exact name of registrant as specified in its charter)

Delaware	43-1857213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 Atlantic Street Stamford, Connecticut 06901	(203) 905-7801
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of Exchange which registered
Class A Common Stock, $.001 Par Value	NASDAQ Global Select Market

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant of outstanding Class A common stock held by non-affiliates of the registrant at June 30, 2013 was approximately $8.8 billion, computed based on the closing sale price as quoted on the NASDAQ Global Select Market on that date. For purposes of this calculation only, directors, executive officers and the principal controlling shareholders or entities controlled by such controlling shareholders of the registrant are deemed to be affiliates of the registrant.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

There were 106,144,075 shares of Class A common stock outstanding as of December 31, 2013. There were no shares of Class B common stock outstanding as of the same date.

Documents Incorporated By Reference

Information required by Part III is incorporated by reference from Registrant’s proxy statement or an amendment to this Annual Report on Form 10-K to be filed by April 30, 2014.

CHARTER COMMUNICATIONS, INC.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2013

This annual report on Form 10-K is for the year ended December 31, 2013. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “we,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in Part I. Item 1. and in Part II. Item 7. under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described in Part I. Item 1A. under “Risk Factors” and in Part II. Item 7. under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Many of the forward-looking statements contained in this annual report may be identified by the use of forward‑looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” “aim,” “on track,” “target,” “opportunity,” “tentative,” “positioning,” “designed,” “create” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•
our ability to sustain and grow revenues and cash flow from operations by offering video, Internet, voice, advertising and other services to residential and commercial customers, to adequately meet the customer experience demands in our markets and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition, the need for innovation and the related capital expenditures and the difficult economic conditions in the United States;

•
the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband and telephone providers, digital subscriber line (“DSL”) providers, and video provided over the Internet;

•	general business conditions, economic uncertainty or downturn, high unemployment levels and the level of activity in the housing sector;

•	our ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);

•	the development and deployment of new products and technologies including in connection with our plan to make our systems all-digital in 2014;

•	the effects of governmental regulation on our business or potential business combination transaction;

•
the availability and access, in general, of funds to meet our debt obligations prior to or when they become due and to fund our operations and necessary capital expenditures, either through (i) cash on hand, (ii) free cash flow, or (iii) access to the capital or credit markets;

•
our ability to comply with all covenants in our indentures and credit facilities any violation of which, if not cured in a timely manner, could trigger a default of our other obligations under cross-default provisions; and

•
the ultimate outcome of any possible transaction between Charter and Comcast Corporation ("Comcast") and/or Time Warner Cable Inc. ("TWC") including the possibility that Charter will not pursue any transaction; and if a transaction were to occur, the ultimate outcome and results of integrating the operations, the ultimate outcome of Charter’s pricing and packaging and operating strategy applied to the acquired systems and the ultimate ability to realize synergies.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this annual report.

ii

PART I

Item 1. Business.

Introduction

We are among the largest providers of cable services in the United States, offering a variety of entertainment, information and communications solutions to residential and commercial customers. Our infrastructure consists of a hybrid of fiber and coaxial cable plant with approximately 12.8 million estimated passings, with 97% at 550 megahertz (“MHz”) or greater and 98% of plant miles two-way active. A national Internet Protocol (IP) infrastructure interconnects Charter Communications, Inc. (“Charter”) markets. See "Item 1. Business — Products and Services" for further description of these terms and services, including "customers."

As of December 31, 2013, we served approximately 5.9 million residential and commercial customers. We sell our video, Internet and voice services primarily on a subscription basis, often in a bundle of two or more services, providing savings and convenience to our customers. Bundled services are available to approximately 97% of our passings, and approximately 62% of our customers subscribe to a bundle of services.

We served approximately 4.2 million residential video customers as of December 31, 2013, and approximately 92% of our video customers subscribed to digital video service. Digital video enables our customers to access advanced video services such as high definition ("HD") television, Charter OnDemand™ (“OnDemand”) video programming, an interactive program guide and digital video recorder (“DVR”) service. We initiated our all-digital initiative in 2013 in a number of our markets. We expect to complete our all-digital rollout by the end of 2014. Once a market is all-digital, we will offer over 200 HD channels and faster Internet speeds in these areas.

We also served approximately 4.4 million residential Internet customers as of December 31, 2013. Our Internet service is available in a variety of download speeds up to 100 megabits per second (“Mbps”) and upload speeds of up to 5 Mbps. Approximately 75% of our Internet customers have at least 30 Mbps download speed which currently is the minimum speed we offer.

We provided voice service to approximately 2.3 million residential customers as of December 31, 2013. Our voice services typically include unlimited local and long distance calling to the U.S., Canada and Puerto Rico, plus other features, including voicemail, call waiting and caller ID.

Through Charter Business®, we provide scalable, tailored broadband communications solutions to business and carrier organizations, such as video entertainment services, Internet access, business telephone services, data networking and fiber connectivity to cellular towers and office buildings. As of December 31, 2013, we served approximately 567,000 commercial primary service units, primarily small- and medium-sized commercial customers. Our advertising sales division, Charter Media®, provides local, regional and national businesses with the opportunity to advertise in individual markets on cable television networks.

For the year ended December 31, 2013, we generated approximately $8.2 billion in revenue, of which approximately 84% was generated from our residential video, Internet and voice services. We also generated revenue from providing video, Internet, voice and fiber connectivity services to commercial businesses and from the sale of advertising. Sales from residential triple play customers, Internet and video revenues and from commercial services have contributed to the majority of our recent revenue growth.

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

Charter was organized as a Delaware corporation in 1999. On March 27, 2009, we and certain affiliates filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), to reorganize under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”).  The Chapter 11 cases were jointly administered under the caption In re Charter Communications, Inc., et al., Case No. 09-11435. On May 7, 2009, we filed a Joint Plan of Reorganization (the “Plan”) and a related disclosure statement with the Bankruptcy Court. The Plan was confirmed by the Bankruptcy Court on November 17, 2009, and became effective on November 30, 2009, the date on which we emerged from protection under Chapter 11 of the Bankruptcy Code. The final decree closing the case was entered by the Bankruptcy Court on December 30, 2013.

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

Our principal executive offices are located at 400 Atlantic Street, Stamford, Connecticut 06901. Our telephone number is (203) 905-7801, and we have a website accessible at www.charter.com. Our annual reports, quarterly reports and current reports on Form 8-K, and all amendments thereto, are available on our website free of charge as soon as reasonably practicable after they have been filed. The information posted on our website is not incorporated into this annual report.

Recent Events

On January 13, 2014, Charter issued a press release announcing that it has sent a letter to TWC proposing that the companies immediately engage in discussions to conclude a merger agreement to combine the companies. On February 11, 2014, Charter provided a notice of intent to nominate 13 candidates for the board of directors of TWC. On February 13, 2014, TWC and Comcast announced an agreement for TWC to merge with Comcast. Comcast also announced that it intended to sell systems with 3 million subscribers in connection with its purchase of TWC. Prior to Comcast's announcement on February 13, 2014, Charter and Comcast were actively engaged in discussions to work together for Charter to purchase TWC and for Charter to sell systems to Comcast. We cannot predict if we will be successful in completing any acquisitions of TWC or Comcast cable systems.

Corporate Entity Structure

The chart below sets forth our entity structure and that of our direct and indirect subsidiaries. This chart does not include all of our affiliates and subsidiaries and, in some cases, we have combined separate entities for presentation purposes. The equity ownership percentages shown below are approximations and do not give effect to any exercise of then outstanding warrants. Effective December 31, 2013, Charter contributed all of its 30% preferred equity in CC VIII, LLC ("CC VIII") through intermediary subsidiaries to CCH I, LLC ("CCH I") resulting in CCH I Holding 100% of the preferred equity in CC VIII. As a result of this restructuring, the respective common equity interests in Charter Communications Holding Company, LLC (“Charter Holdco”) were adjusted to reflect each entity's respective contributions. Indebtedness amounts shown below are principal amounts as of December 31, 2013. See Note 8 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data,” which also includes the accreted values of the indebtedness described below.

Charter Communications, Inc.
("Charter")
CCI Exchange I, Inc.
Charter Investment, Inc.
("CII")
2.56% common equity interest
97.25% common equity interest
0.19% common equity interest
Charter Communications Holding Company, LLC
("Charter Holdco")
(Non-operating holding companies)
CCH I, LLC
("CCH I")
CCH II, LLC
("CCH II")
CCO Holdings, LLC/ CCO Holdings Capital Corp.
("CCO Holdings")
(obligor under $350 million credit facility - $350 million outstanding)
(co-issuers of approximately $10.4 billion of senior notes)
Charter Communications Operating, LLC / Charter Communications Operating Capital Corp.
("Charter Operating")
(obligor under $4.7 billion credit facilities – $3.5 billion outstanding)
Charter Operating Subsidiaries
CCO NR Holdings, LLC
100% common equity
CC V Holdings, LLC
Charter Operating Subsidiaries
100% Class B units
100% Preferred Equity in CC VIII, LLC
CC VIII, LLC
("CC VIII")
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

Interim Holding Companies. As indicated in the organizational chart above, our interim holding companies indirectly own the subsidiaries that own or operate all of our cable systems, subject to a CC VIII 100% preferred interest held by CCH I, and two of these companies, CCO Holdings, LLC ("CCO Holdings") and Charter Communications Operating, LLC ("Charter Operating"), had debt obligations as of December 31, 2013. For a description of the debt issued by these issuers please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Description of Our Outstanding Debt.”

Products and Services

Through our hybrid fiber and coaxial cable network, we offer our customers traditional cable video services, as well as advanced video services (such as OnDemand, HD television, and DVR service), Internet services and voice services. Our voice services are primarily provided using voice over Internet protocol (“VoIP”) technology, to transmit digital voice signals over our systems. Our video, Internet, and voice services are offered to residential and commercial customers on a subscription basis, with prices and related charges based on the types of service selected, whether the services are sold as a “bundle” or on an individual basis, and the equipment necessary to receive the services.

The following table summarizes our customer statistics for video, Internet and voice as of December 31, 2013 and 2012.

	Approximate as of
	December 31,
	2013 (a)	2012 (a)
Residential
Video (b)	4,177	3,989
Internet (c)	4,383	3,785
Voice (d)	2,273	1,914
Residential PSUs (e)	10,833	9,688

Residential Customer Relationships (f)	5,561	5,035
Revenue per Customer Relationship (g)	$107.97	$105.78

Commercial
Video (b)(h)	165	169
Internet (c)	257	193
Voice (d)	145	105
Commercial PSUs (e)	567	467

Commercial Customer Relationships (f)(h)	375	325

After giving effect to the acquisition of Bresnan Broadband Holdings, LLC and its subsidiaries (collectively, “Bresnan”) in July 2013, December 31, 2012 residential video, Internet and voice customers would have been 4,286,000, 4,059,000 and 2,073,000, respectively, and commercial video, Internet and voice customers would have been 177,000, 210,000 and 116,000, respectively.

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of December 31, 2013 and 2012, customers include approximately 11,300 and 18,400 customers, respectively, whose accounts were over 60 days past due in payment, approximately 800 and 2,600 customers, respectively, whose accounts were over 90 days past due in payment, and approximately 900 and 1,700 customers, respectively, whose accounts were over 120 days past due in payment.

(b)	“Video customers” represent those customers who subscribe to our video cable services.

(c)	“Internet customers” represent those customers who subscribe to our Internet service.

(d)	“Voice customers” represent those customers who subscribe to our voice service.

(e)	“Primary Service Units” or “PSUs” represent the total of video, Internet and voice customers.

(f)
"Customer Relationships" include the number of customers that receive one or more levels of service, encompassing video, Internet and voice services, without regard to which service(s) such customers receive. This statistic is computed in accordance with the guidelines of the National Cable & Telecommunications Association ("NCTA"). Commercial customer relationships include video customers in commercial structures, which are calculated on an EBU basis (see footnote (h)) and non-video commercial customer relationships.

(g)
"Revenue per Customer Relationship" is calculated as total residential video, Internet and voice quarterly revenue divided by three divided by average residential customer relationships during the respective quarter.

(h)
Included within commercial video customers are those in commercial structures, which are calculated on an equivalent bulk unit (“EBU”) basis. We calculate EBUs by dividing the bulk price charged to accounts in an area by the published rate charged to non-bulk residential customers in that market for the comparable tier of service. This EBU method of estimating basic video customers is consistent with the methodology used in determining costs paid to programmers and is consistent with the methodology used by other multiple system operators. As we increase our published video rates to residential customers without a corresponding increase in the prices charged to commercial service customers, our EBU count will decline even if there is no real loss in commercial service customers. For example, commercial video customers decreased by 10,000 during the year ended December 31, 2013 due to published video rate increases.

Video Services

In 2013, residential video services represented approximately 49% of our total revenues. Our video service offerings include the following:

•
Video. All of our video customers receive a package of basic programming which generally consists of local broadcast television, local community programming, including governmental and public access, and limited satellite-delivered or non-broadcast channels, such as weather, shopping and religious programming. Our digital video services include a digital set-top box, an interactive electronic programming guide with parental controls, an expanded menu of digital tiers, premium and pay-per-view channels, including OnDemand (available nearly everywhere), digital quality music channels and the option to also receive a cable card. In addition to video programming, digital video service enables customers to receive our advanced video services such as DVR's and HD television. Premium channels provide original programming, commercial-free movies, sports, and other special event entertainment programming. Although we offer subscriptions to premium channels on an individual basis, we offer an increasing number of digital video and premium channel packages, and we offer premium channels combined with our advanced video services. Much of our programming is now offered OnDemand and increasingly over the Internet.

•
OnDemand, Subscription OnDemand and Pay-Per-View. In most areas, we offer OnDemand service which allows customers to select from 10,000 or more titles at any time. OnDemand includes standard definition, HD and three dimensional ("3D") content. OnDemand programming options may be accessed for free if the content is associated with the customer’s linear subscription, or for a fee on a transactional basis. OnDemand services may also be offered on a subscription basis included in a digital tier premium channel subscription or for a monthly fee. Pay-per-view channels allow customers to pay on a per-event basis to view a single showing of a recently released movie, a one-time special sporting event, music concert, or similar event on a commercial-free basis.

•
High Definition Television. HD television offers our digital customers certain video programming at a higher resolution to improve picture and audio quality versus standard basic or digital video images. In 2014, we plan to complete our transition to all-digital transmission of channels which will allow us to increase the number of HD channels offered to more than 200 in substantially all of our markets.

•
Digital Video Recorder. DVR service enables customers to digitally record programming and to pause and rewind live programming.    Charter customers may lease multiple DVR set-top boxes to maximize recording capacity on multiple televisions in the home.  Most of Charter customers also have the ability to program their DVR's remotely via tablet and phone applications or our website.

•
Charter TV App. The Charter TV App enables Charter video customers to search and discover content on a variety of customer owned devices, including the iPhone®, iPad®, and iPod Touch®, as well as the most popular Android™ based tablets. The Charter TV App allows customers to watch over 100 channels of cable TV and use the device as a remote to control their digital set-top box while in their home. It also allows customers the ability to browse Charter's program guide, search for programming, and schedule DVR recordings from inside and outside the home. Charter's online offerings include many of our largest and most popular networks. We also currently offer content already available online through Charter.net such as HBO Go® and WatchESPN® with other online content. We are currently testing a network based user interface with the same look and feel of the Charter TV App. The user interface is being designed to work with all of our existing and future set-top boxes. A second alternative is to deploy the user interface to the majority of our existing set-top boxes and all of our new set-top boxes which are Data Over Cable Service Interface Specification ("DOCSIS") enabled.

Internet Services

In 2013, residential Internet services represented approximately 27% of our total revenues. Approximately 94% of our estimated passings have DOCSIS 3.0 wideband technology, allowing us to offer multiple tiers of Internet services with speeds up to 100 Mbps download to our residential customers.  Our Internet services also include our Internet portal, Charter.net, which provides multiple e-mail addresses, as well as variety of content and media from local, national and international providers including entertainment, games, news and sports.  Finally, Charter Security Suite is included with Charter Internet services and protects computers from viruses and spyware and provides parental control features.

Accelerated growth in the number of IP devices and bandwidth used in homes has created a need for faster speeds and greater reliability.  Charter is focused on providing services to fill those needs.  In 2013, we reintroduced an in-home WiFi product permitting customers to lease a high performing wireless router to maximize their wireless Internet experience. Our base Internet speed offering is 30 Mbps download and we offer speeds up to 100 Mbps in all of our markets. As we complete the all-digital initiative, we expect to increase our minimum offered Internet speed to 60 Mbps, and 100 Mbps in certain markets, with the ability to go faster.

Voice Services

In 2013, residential voice services represented approximately 8% of our total revenues. We provide voice communications services primarily using VoIP technology to transmit digital voice signals over our network. Charter Voice includes unlimited nationwide calling, voicemail, call waiting, caller ID, call forwarding and other features. Charter Voice also provides international calling either by the minute or through packages of minutes per month. For Charter Voice and video customers, caller ID on TV is available.

Commercial Services

In 2013, commercial services represented approximately 10% of our total revenues. Commercial services offered through Charter Business, include scalable broadband communications solutions for businesses and carrier organizations of all sizes such as Internet access, data networking, fiber connectivity to cellular towers and office buildings, video entertainment services and business telephone services.

•
Small Business.  Charter offers small businesses (1 - 19 employees) services similar to our residential offerings including a full range of video programming tiers and music services, coax Internet speeds up to 100 Mbps downstream and up to 7 Mbps upstream in its DOCSIS 3.0 markets, a set of business cloud services including web hosting, e-mail and security, and multi-line telephone services with more than 30 business features including web-based service management.

•
Medium Business.   In addition to its other offerings, Charter also offers medium sized businesses (20-199 employees) more complex products such as fiber Internet with symmetrical speeds of up to 1 Gbps and voice trunking services such as Primary Rate Interface ("PRI") and Session Initiation Protocol ("SIP") Trunks which provide higher-capacity voice services.   Charter also offers Metro Ethernet service that connects two or more locations for commercial customers with geographically dispersed locations with speeds up to 10 Gbps.  Metro Ethernet service can also extend the reach of the customer's local area network or "LAN" within and between metropolitan areas.

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

Sale of Advertising

In 2013, sales of advertising represented approximately 4% of our total revenues. We receive revenues from the sale of local advertising on satellite-delivered networks such as MTV®, CNN® and ESPN®. In any particular market, we generally insert local advertising on up to 40 channels. We also sell advertising on our Internet portal, Charter.net. In most cases, the available advertising time is sold by our sales force, however in some cases, we enter into representation agreements with contiguous cable system operators under which another operator in the area will sell advertising on our behalf for a percentage of the revenue. In some markets, we sell advertising on behalf of other operators.

Charter has deployed Enhanced TV Binary Interchange Format (“EBIF”) technology to set-top boxes in most service areas within the Charter footprint.  EBIF is a technology foundation that will allow Charter to deliver enhanced and interactive television applications and enable our video customers to use their remote control to interact with their television programming and its advertisements.  EBIF will enable Charter’s customers to request such items as coupons, samples, and brochures from advertisers.

From time to time, certain of our vendors, including programmers and equipment vendors, have purchased advertising from us. For the years ending December 31, 2013, 2012 and 2011, we had advertising revenues from vendors of approximately $41 million, $59 million and $51 million, respectively. These revenues resulted from purchases at market rates pursuant to binding agreements.

Pricing of Our Products and Services

Our revenues are derived principally from the monthly fees customers pay for the services we provide. We typically charge a one-time installation fee which is sometimes waived or discounted during certain promotional periods. The prices we charge for our products and services vary based on the level of service the customer chooses and in some cases the geographic market. In accordance with Federal Communications Commission ("FCC") rules, the prices we charge for video cable-related equipment, such as set-top boxes and remote control devices, and for installation services, are based on actual costs plus a permitted rate of return in regulated markets.

In mid-2012, Charter launched a new pricing and packaging approach which emphasizes the triple play products of video, Internet and voice services and combines our most popular services in core packages at a fair price. We believe the benefits of this new approach are:

•	simplicity for both our customers in understanding our offers, and our employees in service delivery;

•	the ability to package more services at the time of sale and include more product in each service, thus increasing revenue per customer;

•	higher product offering quality through more HD channels, improved pricing for HD and HD/DVR equipment and faster Internet speeds;

•	lower expected churn as a result of higher customer satisfaction; and

•	gradual price increases at the end of promotional periods.

As of December 31, 2013, approximately 64% of our customers, or 68% excluding those acquired in the acquisition of Bresnan, are in the new pricing and packaging plan.

Our Network Technology

Our network includes three components: the national backbone, regional/metro networks and the "last-mile" network.  Both our national backbone and regional/metro network components utilize or plan to utilize a redundant Internet Protocol ("IP”) ring/mesh architecture with the capability to differentiate quality of service for each residential or commercial product offering.  The national backbone provides connectivity from the regional demarcation points to nationally centralized content, connectivity and services.  The regional/metro network components provide connectivity between the regional demarcation points and headends within a specific geographic area and enable the delivery of content and services between these network components.

Our last-mile network utilizes a traditional hybrid fiber coaxial cable (“HFC”) architecture, which combines the use of fiber optic cable with coaxial cable.  In most systems, we deliver our signals via fiber optic cable from the headend to a group of nodes, and use coaxial cable to deliver the signal from individual nodes to the homes served by that node. For our fiber Internet, Ethernet, carrier wholesale, SIP and PRI commercial customers, fiber optic cable is extended from the individual nodes all the way to the customer's site.  On average, our system design enables up to 340 homes passed to be served by a single node and provides for six strands of fiber to each node, with two strands activated and four strands reserved for spares and future services.  We believe that this hybrid network design provides high capacity and signal quality.  The design also provides two-way signal capacity for the addition of further interactive services.

HFC architecture benefits include:

•	bandwidth capacity to enable traditional and two-way video and broadband services;

•	dedicated bandwidth for two-way services, which avoids return signal interference problems that can occur with two-way communication capability; and

•	signal quality and high service reliability.

Approximately 97% of our estimated passings are served by systems that have bandwidth of 550 megahertz or greater and 98% are two-way activated as of December 31, 2013. This bandwidth capacity enables us to offer digital television, Internet services, voice services and other advanced video services.

In 2013, we initiated a transition from analog to digital transmission of the channels we distribute which allows us to recapture bandwidth. We completed this transition in approximately 15% of our footprint in 2013 and expect to complete the initiative in 2014 across our remaining footprint. The all-digital platform enables us to offer a larger selection of HD channels, faster Internet speeds and better picture quality while providing greater plant security and lower transaction costs.

In 2013, we initiated a trial of a network, or “cloud,” based user interface designed to enable our customers to enjoy a common user interface with a state-of-the-art video experience on all existing and future set-top boxes. We plan to continue to trial and enhance this technology in 2014.

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

Charter continues to focus on improving the customer experience through improvements to our customer care processes, product offerings and the quality and reliability of our service.  Our customer care centers are managed centrally.  We have eight internal customer care locations which route calls to the appropriate agents, plus several third-party call center locations that through technology and procedures function as an integrated system.  We also have two additional customer care locations acquired as part of the acquisition of Bresnan. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.” We increased the portion of service calls handled by Charter employees in 2013 and intend to continue to do so in 2014. We also utilize our website to enable our customers to view and pay their bills on-line, obtain information regarding their account or services, and perform various equipment troubleshooting procedures.  Our customers may also obtain support through our on-line chat functionality.  We increased our outside plant maintenance activities in 2012 and 2013 to improve the reliability and technical quality of our plant to avoid repeat trouble calls, which has resulted in reductions in the number of service-related calls to our care centers and in the number of trouble call truck rolls in 2012 and 2013.

Our marketing strategy emphasizes our bundled services through targeted direct response marketing programs to existing and potential customers and increases awareness and value of the Charter brand. Marketing expenditures increased by $57 million, or 14%, over the year ended December 31, 2012 to $479 million for the year ended December 31, 2013 as a result of increased media investment and commercial marketing efforts. Our marketing organization creates and executes marketing programs intended to increase customers, retain existing customers and cross-sell additional products to current customers. We monitor the effectiveness of our marketing efforts, customer perception, competition, pricing, and service preferences, among other factors, to increase our responsiveness to our customers. Our marketing organization also manages and directs several sales channels including direct sales, on-line, outbound telemarketing and Charter stores.

Programming

General

We believe that offering a wide variety of programming influences a customer’s decision to subscribe to and retain our cable services. We rely on our experience in programming cable systems, which includes market research, customer demographics and local programming preferences to determine channel offerings in each of our markets. We obtain basic and premium programming from a number of suppliers, usually pursuant to written contracts. Our programming contracts generally continue for a fixed period of time, usually from three to eight years, and are subject to negotiated renewal. Some programming suppliers offer financial incentives to support the launch of a channel and/or ongoing marketing support. We also negotiate volume discount pricing structures. We have more recently negotiated for additional content rights allowing us to provide programming on-line to our authenticated customers.

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

Our programming costs have increased in every year we have operated in excess of customary inflationary and cost-of-living type increases. We expect them to continue to increase due to a variety of factors including amounts paid for retransmission consent, annual increases imposed by programmers with additional selling power as a result of media consolidation and additional programming, including new sports services and non-linear programming for on-line and OnDemand programming. In particular, sports programming costs have increased significantly over the past several years as well as increases in the demands of large media companies who link carriage of their most popular networks to carriage and cost increases for all of their networks. In addition, contracts to purchase sports programming sometimes provide for optional additional games to be added to the service and made available on a surcharge basis during the term of the contract. Additionally, programmers continue to create new networks and migrate popular programming such as sporting events to those networks.

Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime. When a station opts for the retransmission-consent regime, we are not allowed to carry the station’s signal without the station’s permission. Continuing demands by owners of broadcast stations for cash payments at substantial increases over amounts paid in prior years in exchange for retransmission consent will increase our programming costs or require us to cease carriage of popular programming, potentially leading to a loss of customers in affected markets.

Over the past several years, increases in our video service rates have not fully offset increasing programming costs, and with the impact of increasing competition and other marketplace factors, we do not expect them to do so in the foreseeable future. Although we pass along a portion of amounts paid for retransmission consent to the majority of our customers, our inability to fully pass these programming cost increases on to our video customers has had and is expected in the future to have an adverse impact on our cash flow and operating margins associated with the video product. In order to mitigate reductions of our operating margins due to rapidly increasing programming costs, we continue to review our pricing and programming packaging strategies, and we plan to continue to migrate certain program services from our basic level of service to our digital tiers, remove underperforming services and limit the launch of non-essential, new networks.

We have programming contracts that have expired and others that will expire at or before the end of 2014. We will seek to renegotiate the terms of these agreements. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable, we have been, and may in the future be, forced to remove such programming channels from our line-up, which may result in a loss of customers.

Franchises

As of December 31, 2013, our systems operated pursuant to a total of approximately 3,300 franchises, permits, and similar authorizations issued by local and state governmental authorities. Such governmental authorities often must approve a transfer to another party. Most franchises are subject to termination proceedings in the event of a material breach. In addition, most franchises require us to pay the granting authority a franchise fee of up to 5.0% of revenues as defined in the various agreements, which is the maximum amount that may be charged under the applicable federal law. We are entitled to and generally do pass this fee through to the customer.

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

Markets

We operate in geographically diverse areas which are organized in regional clusters we call key market areas. These key market areas are managed centrally on a consolidated level. Our twelve key market areas and the customer relationships within each market as of December 31, 2013 are as follows (in thousands):

Key Market Area	Total Customer Relationships

California	595
Carolinas	585
Central States	599
Alabama/Georgia	626
Michigan	644
Minnesota/Nebraska	346
Mountain States	384
New England	357
Northwest	499
Tennessee/Louisiana	530
Texas	193
Wisconsin	578

Competition

We face competition for both residential and commercial customers in the areas of price, service offerings, and service reliability. In our residential business, we compete with other providers of video, high-speed Internet access, voice services, and other sources of home entertainment. In our commercial business, we compete with other providers of video, high-speed Internet access and related value-added services, fiber solutions, business telephony, and Ethernet services. We operate in a competitive business environment, which can adversely affect the results of our business and operations. We cannot predict the impact on us of broadband services offered by our competitors.

In terms of competition for customers, we view ourselves as a member of the broadband communications industry, which encompasses multi-channel video for television and related broadband services, such as high-speed Internet, voice, and other interactive video services. In the broadband communications industry, our principal competitors for video services are direct broadcast satellite (“DBS”) and telephone companies that offer video services. Our principal competitors for high-speed Internet services are the broadband services provided by telephone companies, including both traditional DSL, fiber-to-the-node, and fiber-to-the-home offerings. Our principal competitors for voice services are established telephone companies, other telephone service providers, and other carriers, including VoIP providers. At this time, we do not consider other cable operators to be significant competitors in our overall market, as overbuilds are infrequent and geographically spotty (although in any particular market, a cable operator overbuilder would likely be a significant competitor at the local level). We could, however, face additional competition from other cable operators if they began distributing video over the Internet to customers residing outside their current territories.

Our key competitors include:

DBS

Direct broadcast satellite is a significant competitor to cable systems. The two largest DBS providers now serve more than 34 million subscribers nationwide. DBS service allows the subscriber to receive video services directly via satellite using a dish antenna.

Video compression technology and high powered satellites allow DBS providers to offer more than 280 digital channels. In 2013, major DBS competitors were especially competitive with promotional pricing for more basic services. While we continue to believe that the initial investment by a DBS customer exceeds that of a cable customer, the initial equipment cost for DBS has decreased substantially, as the DBS providers have aggressively marketed offers to new customers of incentives for discounted or free equipment, installation, and multiple units. DBS providers are able to offer service nationwide and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues and property tax, leads to greater efficiencies and lower costs in the lower tiers of service. We believe that cable-delivered OnDemand and Subscription OnDemand services, which include HD programming, are superior to DBS service, because cable headends can provide two-way communication to deliver many titles which customers can access and control independently, whereas DBS technology can only make available a much smaller number of titles with DVR-like customer control. DBS providers have also made attempts at deployment of Internet access services via satellite, but those services have been technically constrained and of limited appeal.

Telephone Companies and Utilities

Incumbent telephone companies, including AT&T Inc. (“AT&T”) and Verizon Communications, Inc. ("Verizon"), offer video and other services in competition with us, and we expect they will increasingly do so in the future. These companies are able to offer two-way video, data services and provide digital voice services similar to ours in various portions of their networks. In the case of Verizon, high-speed data services (fiber optic service (“FiOS”)) offer speeds as high as or higher than ours. In addition, these companies continue to offer their traditional telephone services, as well as service bundles that include wireless voice services provided by affiliated companies. Based on internal estimates, we believe that AT&T and Verizon are offering video services in areas serving approximately 30% and 4%, respectively, of our estimated passings and we have experienced customer losses in these areas. AT&T and Verizon have also launched campaigns to capture more of the multiple dwelling unit (“MDU”) market. AT&T has publicly stated that it expects to roll out its video product beyond the territories currently served although it is unclear where and to what extent. When AT&T or Verizon have introduced or expanded their offering of video products in our market areas, we have seen a decrease in our video revenue as AT&T and Verizon typically roll out aggressive marketing and discounting campaigns to launch their products.

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

Most telephone companies, including AT&T and Verizon, which already have plant, an existing customer base, and other operational functions in place (such as billing and service personnel), offer Internet access via traditional DSL service. DSL service allows Internet access to subscribers at data transmission speeds greater than those formerly available over conventional telephone lines. We believe DSL service is an alternative to our high-speed Internet service and is often offered at prices lower than our Internet services, although typically at speeds lower than the speeds we offer. DSL providers may currently be in a better position to offer voice and data services to businesses since their networks tend to be more complete in commercial areas. We expect DSL to remain a significant competitor to our high-speed Internet services.

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

Our voice service competes directly with incumbent telephone companies and other carriers, including Internet-based VoIP providers, for both residential and commercial voice service customers. Because we offer voice services, we are subject to considerable competition from such companies and other telecommunications providers, including wireless providers with an increasing number of consumers choosing wireless over wired telephone services. The telecommunications and voice services industry is highly competitive and includes competitors with greater financial and personnel resources, strong brand name recognition, and long-standing relationships with regulatory authorities and customers. Moreover, mergers, joint ventures and alliances among our competitors have resulted in providers capable of offering cable television, Internet, and voice services in direct competition with us.

Additionally, we are subject to limited competition from utilities and/or municipal utilities (collectively, "Utilities") that possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion. Certain Utilities are also developing broadband over power line technology, which may allow the provision of Internet, phone and other broadband services to homes and offices.

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

Regulation and Legislation

The following summary addresses the key regulatory and legislative developments affecting the cable industry and our three primary services for both residential and commercial customers: video service, Internet service, and voice service. Cable system operations are extensively regulated by the federal government (primarily the FCC), certain state governments, and many local governments. A failure to comply with these regulations could subject us to substantial penalties. Our business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have frequently revisited the subject of communications regulation and they are likely to do so again in the future. We could be materially disadvantaged in the future if we are subject to new regulations that do not equally impact our key competitors. We cannot provide assurance that the already extensive regulation of our business will not be expanded in the future.

Video Service

Cable Rate Regulation. Federal regulations currently restrict the prices that cable systems charge for the minimum level of video programming service, referred to as “basic service,” and associated equipment. All other video service offerings are now universally exempt from rate regulation. Although basic service rate regulation operates pursuant to a federal formula, local governments, commonly referred to as local franchising authorities, are primarily responsible for administering this regulation. The majority of our local franchising authorities have never been certified to regulate basic service cable rates (and order rate reductions and refunds), but they generally retain the right to do so (subject to potential regulatory limitations under state franchising laws), except in those specific communities facing “effective competition,” as defined under federal law. We have secured FCC recognition of effective competition, and become rate deregulated, in many of our communities.

There have been frequent calls to impose expanded rate regulation on the cable industry. Confronted with rapidly increasing cable programming costs, it is possible that Congress may adopt new constraints on the retail pricing or packaging of cable programming. Any such constraints could adversely affect our operations.

Federal rate regulations include certain marketing restrictions that could affect our pricing and packaging of service tiers and equipment. As we attempt to respond to a changing marketplace with competitive pricing practices, we may face regulations that impede our ability to compete.

Must Carry/Retransmission Consent. There are two alternative legal methods for carriage of local broadcast television stations on cable systems. Federal “must carry” regulations require cable systems to carry local broadcast television stations upon the request of the local broadcaster. Alternatively, federal law includes “retransmission consent” regulations, by which popular commercial television stations can prohibit cable carriage unless the cable operator first negotiates for “retransmission consent,” which may be conditioned on significant payments or other concessions. Popular stations invoking “retransmission consent” have been demanding substantial compensation increases in their recent negotiations with cable operators, thereby significantly increasing our operating costs.

Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, and limit our ability to offer services that appeal to our customers and generate revenues.

Access Channels. Local franchise agreements often require cable operators to set aside certain channels for public, educational, and governmental access programming. Federal law also requires cable systems to designate up to 15% of their channel capacity for commercial leased access by unaffiliated third parties, who may offer programming that our customers do not particularly desire. The FCC adopted new rules in 2007 mandating a significant reduction in the rates that operators can charge commercial leased access users and imposing additional administrative requirements that would be burdensome on the cable industry. The effect of the FCC's new rules was stayed by a federal court, pending a cable industry appeal and an adverse finding by the Office of Management and Budget. Although commercial leased access activity historically has been relatively limited, increased activity in this area could further burden the channel capacity of our cable systems.

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

Pole Attachments. The Communications Act requires most utilities owning utility poles to provide cable systems with access to poles and conduits and simultaneously subjects the rates charged for this access to either federal or state regulation. In 2011, the FCC amended its existing pole attachment rules to promote broadband deployment. The 2011 order allows for new penalties in certain cases involving unauthorized attachments, but generally strengthens the cable industry's ability to access investor-owned utility poles on reasonable rates, terms, and conditions. It specifically maintains the basic rate formula applicable to “cable” attachments, but reduces the rate formula previously applicable to “telecommunications” attachments. Several electric utilities sought review of the 2011 order at the FCC and the D.C. Circuit Court of Appeals, and the FCC and the court subsequently affirmed the new rules. Although the order maintains the status quo treatment of cable-provided VoIP service as an unclassified service eligible for the favorable cable rate, the issue has not been fully resolved by the FCC, and a potential change in classification in a pending proceeding (as well as an unresolved dispute over the telecommunications rate calculation) could adversely impact our pole attachment rates.

Cable Equipment. In 1996, Congress enacted a statute requiring the FCC to adopt regulations designed to assure the development of an independent retail market for “navigation devices,” such as cable set-top boxes. As a result, the FCC generally requires cable operators to make a separate offering of security modules (i.e., a “CableCARD”) that can be used with retail navigation devices, and to use these separate security modules even in their own set-top boxes. The FCC commenced a proceeding in 2010 to adopt standards for a successor technology to CableCARD that would involve the development of smart video devices that are compatible with any multichannel video programming distributor service in the United States. Some of the FCC’s rules requiring support for CableCARDs were vacated by the United States Court of Appeals for the District of Columbia in 2013, and the FCC has an open proceeding to consider the adoption of replacement rules. Either of the above proceedings could result in additional equipment-related obligations. In April 2013, Charter received a two-year waiver from the FCC’s “integration ban,” which otherwise requires all new leased cable set-top boxes to have separable security such as CableCARDs. A condition to the waiver is the requirement for Charter to meet certain milestones regarding downloadable security. By the end of the waiver period, Charter intends to have deployed a downloadable security system that will comply with the integration ban without the use of CableCARDs. This waiver is affording Charter the ability to use lower-cost set-top boxes as it transitions to all-digital operations. In connection with our request for this waiver, Charter committed to continue to support CableCARDs and to follow the CableCARD-related rules that were struck down by the court in 2013. Outside parties have appealed our waiver to the FCC. The outcome of those appeals could adversely impact the waiver; however, Charter intends to defend the waiver with the FCC.

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

Privacy and Information Security Regulation. The Communications Act limits our ability to collect and disclose subscribers’ personally identifiable information for our video, voice, and Internet services, as well as provides requirements to safeguard such information. We are subject to additional federal, state, and local laws and regulations that impose additional restrictions on the collection, use and disclosure of consumer, subscriber and employee information. Further, the FCC, FTC, and many states regulate and restrict the marketing practices of cable operators, including telemarketing and online marketing efforts. Various federal agencies, including the FTC, are now considering new restrictions affecting the use of personal and profiling data for online advertising.

Our operations are also subject to federal and state laws governing information security, including rules requiring customer notification in the event of an information security breach. Congress is considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for our business.

Other FCC Regulatory Matters. FCC regulations cover a variety of additional areas, including, among other things: (1) equal employment opportunity obligations; (2) customer service standards; (3) technical service standards; (4) mandatory blackouts of certain network, syndicated and sports programming; (5) restrictions on political advertising; (6) restrictions on advertising in children's programming; (7) licensing of systems and facilities; (8) maintenance of public files; (9) emergency alert systems; and (10) disability access, including new requirements governing video-description and closed-captioning. Each of these regulations restricts our business practices to varying degrees.

It is possible that Congress or the FCC will expand or modify its regulation of cable systems in the future, and we cannot predict at this time how that might impact our business.

Copyright. Cable systems are subject to a federal copyright compulsory license covering carriage of television and radio broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative proposals and administrative review and could adversely affect our ability to obtain desired broadcast programming. Pursuant to the Satellite Television Extension and Localisms Act of 2010 (“STELA”), the Copyright Office, the Government Accountability Office and the FCC all issued reports to Congress in 2011 that generally support an eventual phase-out of the compulsory licenses, although they also acknowledge the potential adverse impact on cable subscribers and the absence of any clear marketplace alternative to the compulsory license. If adopted, a phase-out plan could adversely affect our ability to obtain certain programming and substantially increase our programming costs. STELA also establishes a new audit mechanism for copyright owners to review compulsory copyright filings, which the Copyright Office is still in the process of implementing.

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

Internet Service

On January 14, 2014, the D.C. Circuit Court of Appeals, in Verizon v. FCC, struck down major portions of the FCC’s 2010 “net neutrality” rules governing the operating practices of broadband Internet access providers like us.  The FCC originally designed the rules to ensure an “open Internet” and included three key requirements for broadband providers:  1) a prohibition against blocking websites or other online applications; 2) a prohibition against unreasonable discrimination among Internet users or among different websites or other sources of information; and 3) a transparency requirement compelling the disclosure of network management policies.  The Court struck down the first two requirements, concluding that they constitute “common carrier” restrictions that are not permissible given the FCC’s earlier decision to classify Internet access as an “information service,” rather than a “telecommunications service.”  The Court upheld the FCC’s transparency requirement and the FCC's authority to adopt regulations regarding the Internet.

As the Internet has matured, it has become the subject of increasing regulatory interest. Congress and federal regulators have adopted a wide range of measures directly or potentially affecting Internet use, including, for example, consumer privacy, copyright protections, defamation liability, taxation, obscenity, and unsolicited commercial e-mail. Our Internet services are subject to the Communications Assistance for Law Enforcement Act ("CALEA") requirements regarding law enforcement surveillance. Content owners are now seeking additional legal mechanisms to combat copyright infringement over the Internet. Pending and future legislation in this area could adversely affect our operations as an Internet service provider and our relationship with our Internet customers. Additionally, the FCC and Congress are considering subjecting Internet access services to the Universal Service funding requirements. These funding requirements could impose significant new costs on our high-speed Internet service. Also, the FCC and some state regulatory commissions direct certain subsidies to telephone companies deploying broadband to areas deemed to be “unserved” or “underserved.” Charter has opposed such subsidies when directed to areas that Charter serves. Despite Charter’s efforts, future subsidies may be directed to areas served by Charter, which could result in subsidized competitors operating in our service territories. State and local governmental organizations have also adopted Internet-related regulations. These various governmental jurisdictions are also considering additional regulations in these and other areas, such as privacy, pricing, service and product quality, and taxation. The adoption of new Internet regulations or the adaptation of existing laws to the Internet could adversely affect our business.

Voice Service

The Telecommunications Act of 1996 created a more favorable regulatory environment for us to provide telecommunications and/or competitive voice services than had previously existed. In particular, it established requirements ensuring that competitive telephone companies could interconnect their networks with those providers of traditional telecommunications services to open the market to competition. The FCC has subsequently ruled that competitive telephone companies that support VoIP services, such as those we offer our customers, are entitled to interconnection with incumbent providers of traditional telecommunications services, which ensures that our VoIP services can compete in the market. Since that time, the FCC has initiated a proceeding to determine whether such interconnection rights should extend to traditional and competitive networks utilizing IP technology, and how to encourage the transition to IP networks throughout the industry. New rules or obligations arising from these proceedings may affect our ability to compete in the provision of voice services. On November 18, 2011, the FCC released an order significantly changing the rules governing intercarrier compensation payments for the origination and termination of telephone traffic between carriers. The new rules will result in a substantial decrease in intercarrier compensation payments over a multi-year period. We received intercarrier compensation of approximately $21 million, $19 million and $23 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decreases over the multi-year transition will affect both the amounts that Charter pays to other carriers and the amounts that Charter receives from other carriers. The schedule and magnitude of these decreases, however, will vary depending on the nature of the carriers and the telephone traffic at issue, and the FCC's new ruling initiates further implementation rulemakings. We cannot yet predict with certainty the balance of the impact on Charter's revenues and expenses for voice services at particular times over this multi-year period.

Further regulatory changes are being considered that could impact our voice business and that of our primary telecommunications competitors. The FCC and state regulatory authorities are considering, for example, whether certain common carrier regulations traditionally applied to incumbent local exchange carriers should be modified or reduced, and the extent to which common carrier requirements should be extended to VoIP providers. The FCC has already determined that certain providers of voice services using Internet Protocol technology must comply with requirements relating to 911 emergency services (“E911”), the CALEA regarding law enforcement surveillance of communications, Universal Service Fund contributions, customer privacy and Customer Proprietary Network Information issues, number portability, disability access, regulatory fees, and discontinuance of service. In March 2007, a federal appeals court affirmed the FCC’s decision concerning federal regulation of certain VoIP services, but declined to specifically find that VoIP service provided by cable companies, such as we provide, should be regulated only at the federal level. As a result, some states have begun proceedings to subject cable VoIP services to state level regulation. Although we have registered with, or obtained certificates or authorizations from, the FCC and the state regulatory authorities in those states in which we offer competitive voice services in order to ensure the continuity of our services and to maintain needed network interconnection arrangements, it is unclear whether and how these and other ongoing regulatory matters ultimately will be resolved. In addition, in 2013 the FCC issued a broad data collection order that will require providers of point to point transport (“special access”) services, such as Charter, to produce information to the agency concerning the rates, terms and conditions of these services. The FCC will use the data to evaluate whether the market for such services is competitive, or whether the market should be subject to further regulation, which may increase our costs or constrain our ability to compete in this market.

Employees

As of December 31, 2013, we had approximately 21,600 full-time equivalent employees. At December 31, 2013, approximately 90 of our employees were represented by collective bargaining agreements. We have never experienced a work stoppage.

Item 1A.     Risk Factors.

Risks Related to Our Indebtedness

We have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our financial health and our ability to react to changes in our business.

We have a significant amount of debt and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future. As of December 31, 2013, our total principal amount of debt was approximately $14.2 billion.

Our significant amount of debt could have consequences, such as:

•	impact our ability to raise additional capital at reasonable rates, or at all;

•	make us vulnerable to interest rate increases, because approximately 16% of our borrowings are, and may continue to be, subject to variable rates of interest;

•	expose us to increased interest expense to the extent we refinance existing debt, particularly our bank debt, with higher cost debt;

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

Our ability to service our debt and to fund our planned capital expenditures and ongoing operations will depend on our ability to continue to generate cash flow and our access (by dividend or otherwise) to additional liquidity sources at the applicable obligor. Our ability to continue to generate cash flow is dependent on many factors, including:

•
our ability to sustain and grow revenues and cash flow from operations by offering video, Internet, voice, advertising and other services to residential and commercial customers, to adequately meet the customer experience demands in our markets and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition, the need for innovation and the related capital expenditures and the difficult economic conditions in the United States;

•
the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband and telephone providers, DSL providers and video provided over the Internet;

•	general business conditions, economic uncertainty or downturn, high unemployment levels and the level of activity in the housing sector;

•	our ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);

•	the development and deployment of new products and technologies including in connection with our plan to make our systems all-digital in 2014; and

•	the effects of governmental regulation on our business.

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

While we believe that our relevant subsidiaries currently have surplus and are not insolvent, these subsidiaries may become insolvent in the future. Our direct or indirect subsidiaries include the borrowers under the CCO Holdings credit facility and the borrowers and guarantors under the Charter Operating credit facilities. CCO Holdings is also an obligor under its senior notes. As of December 31, 2013, our total principal amount of debt was approximately $14.2 billion.

In the event of bankruptcy, liquidation, or dissolution of one or more of our subsidiaries, that subsidiary's assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to its parent company as an equity holder or otherwise. In that event:

•
the lenders under CCO Holdings’ credit facility and Charter Operating's credit facilities, whose interests are secured by substantially all of our operating assets, and all holders of other debt of CCO Holdings and Charter Operating, will have the right to be paid in full before us from any of our subsidiaries' assets; and

•
CCH I, the holder of preferred membership interests in our subsidiary, CC VIII, would have a claim on a portion of CC VIII’s assets that may reduce the amounts available for repayment to holders of CCO Holdings' outstanding notes.

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

Telephone companies, including two major telephone companies, AT&T and Verizon, offer video and other services in competition with us, and we expect they will increasingly do so in the future. Upgraded portions of these networks carry two-way video, data services and provide digital voice services similar to ours. In the case of Verizon, FIOS high-speed data services offer speeds as high as or higher than ours. In addition, these companies continue to offer their traditional telephone services, as well as service bundles that include wireless voice services provided by affiliated companies. Based on our internal estimates, we believe that AT&T and Verizon are offering video services in areas serving approximately 30% and 4%, respectively, of our estimated passings and we have experienced customer losses in these areas. AT&T and Verizon have also launched campaigns to capture more of the MDU market. AT&T has publicly stated that it expects to roll out its video product beyond the territories currently served although it is unclear where and to what extent. When AT&T or Verizon have introduced or expanded their offering of video products in our market areas, we have seen a decrease in our video revenue as AT&T and Verizon typically roll out aggressive marketing and discounting campaigns to launch their products.

With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies, primarily AT&T and Verizon, and other providers of DSL, fiber-to-the-node and fiber-to-the-home services. DSL service competes with our Internet service and is often offered at prices lower than our Internet services, although often at speeds lower than the speeds we offer. Fiber-to-the-node networks can provide faster Internet speeds than conventional DSL, but still cannot typically match our Internet speeds. Fiber-to-the-home networks, however, can provide Internet speeds equal to or greater than our current Internet speeds. In addition, in many of our markets, DSL providers have entered into co-marketing arrangements with DBS providers to offer service bundles combining video services provided by a DBS provider with DSL and traditional telephone and wireless services offered by the telephone companies and their affiliates. These service bundles offer customers similar pricing and convenience advantages as our bundles.

Continued growth in our residential voice business faces risks. The competitive landscape for residential and commercial telephone services is intense; we face competition from providers of Internet telephone services, as well as incumbent telephone companies. Further, we face increasing competition for residential voice services as more consumers in the United States are replacing traditional telephone service with wireless service. We expect to continue to price our voice product aggressively as part of our triple play strategy which could negatively impact our revenue from voice services to the extent we do not increase volume.

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
We believe that continued competition and the prolonged recovery of economic conditions in the United States, including mixed recovery in the housing market and relatively high unemployment levels, have adversely affected consumer demand for our services, particularly basic video. We believe competition from wireless and economic factors have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our voice business. If these conditions do not improve, we believe our business and results of operations will be further adversely affected which may contribute to future impairments of our franchises and goodwill.

Our exposure to the credit risks of our customers, vendors and third parties could adversely affect our cash flow, results of operations and financial condition.

We are exposed to risks associated with the potential financial instability of our customers, many of whom have been adversely affected by the general economic downturn. Declines in the housing market, including foreclosures, together with significant unemployment, may cause increased cancellations by our customers or lead to unfavorable changes in the mix of products purchased. These events have adversely affected, and may continue to adversely affect our cash flow, results of operations and financial condition.

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

We may encounter unforeseen difficulties as we increase the scale of our service offerings to businesses. We sell Internet access, data networking and fiber connectivity to cellular towers and office buildings, video and business voice services to businesses and have increased our focus on growing this business. In order to grow our commercial business, we expect to increase expenditures on technology, equipment and personnel focused on the commercial business. Commercial business customers often require service level agreements and generally have heightened customer expectations for reliability of services. If our efforts to build the infrastructure to scale the commercial business are not successful, the growth of our commercial services business would be limited. We depend on interconnection and related services provided by certain third parties for the growth of our commercial business. As a result, our ability to implement changes as the services grow may be limited. If we are unable to meet these service level requirements or expectations, our commercial business could be adversely affected. Finally, we expect advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment. Consequently, we are unable to predict the effect that ongoing or future developments in these areas might have on our voice and commercial businesses and operations.

We may not have the ability to reduce the high growth rates of, or pass on to our customers, our increasing programming costs, which would adversely affect our cash flow and operating margins.

Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming. We expect programming costs to continue to increase because of a variety of factors including amounts paid for retransmission consent, annual increases imposed by programmers with additional selling power as a result of media consolidation, additional programming, including new sports services and non-linear programming for on-line and OnDemand platforms. The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins associated with the video product. We have programming contracts that have expired and others that will expire at or before the end of 2014. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable, we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

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

Our business is characterized by rapid technological change and the introduction of new products and services, some of which are bandwidth-intensive. We may not be able to fund the capital expenditures necessary to keep pace with technological developments, execute the plans to do so, or anticipate the demand of our customers for products and services requiring new technology or bandwidth. The testing and implementation of our network-based user interface may ultimately be unsuccessful or more expensive than anticipated. The completion of our plan to become all-digital in 2014 could be delayed or cost more than the anticipated $400 million in our 2014 plan. Our inability to maintain and expand our upgraded systems including through the completion of our all-digital plan and provide advanced services such as a state of the art user interface in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect our ability to attract and retain customers. Consequently, our growth, financial condition and results of operations could suffer materially.

We depend on third party service providers, suppliers and licensors; thus, if we are unable to procure the necessary services, equipment, software or licenses on reasonable terms and on a timely basis, our ability to offer services could be impaired, and our growth, operations, business, financial results and financial condition could be materially adversely affected.

We depend on third party service providers, suppliers and licensors to supply some of the services, hardware, software and operational support necessary to provide some of our services. We obtain these materials from a limited number of vendors, some of which do not have a long operating history or which may not be able to continue to supply the equipment and services we desire. Some of our hardware, software and operational support vendors, and service providers represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties, or are otherwise unable to provide the equipment or services we need in a timely manner, at our specifications and at reasonable prices, our ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay our ability to serve our customers. These events could materially and adversely affect our ability to retain and attract customers, and have a material negative impact on our operations, business, financial results and financial condition. A limited number of vendors of key technologies can lead to less product innovation and higher costs. Our cable systems have historically been restricted to using one of two proprietary conditional access security systems, which we believe has limited the number of manufacturers producing set-top boxes for such systems. As an alternative, under a waiver granted to Charter by the FCC, Charter is currently developing a conditional access security system which may be downloaded into set-top boxes provided by a variety of manufacturers. We believe this new security system will make Charter systems more suitable for set-top boxes provided by additional suppliers; however, we may not be able to develop a conditional access security system, establish these relationships or be able to obtain favorable terms.

We further depend on patent, copyright, trademark and trade secret laws and licenses to establish and maintain our intellectual property rights in technology and the products and services used in our operating activities. Any of our intellectual property rights could be challenged or invalidated, or such intellectual property rights may not be sufficient to permit us to continue to use certain intellectual property, which could result in discontinuance of certain product or service offerings or other competitive harm, our incurring substantial monetary liability or being enjoined preliminarily or permanently from further use of the intellectual property in question.

Various events could disrupt our networks, information systems or properties and could impair our operating activities and negatively impact our reputation.

Network and information systems technologies are critical to our operating activities, as well as our customers' access to our services. We may be subject to information technology system failures and network disruptions. Malicious and abusive activities, such as the dissemination of computer viruses, worms, and other destructive or disruptive software, computer hackings, social engineering, process breakdowns, denial of service attacks and other malicious activities have become more common in industry overall.  If directed at us or technologies upon which we depend, these activities could have adverse consequences on our network and our customers, including degradation of service, excessive call volume to call centers, and damage to our or our customers' equipment and data.  Further, these activities could result in security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks, and in our vendors’ systems and networks, including customer, personnel and vendor data. System failures and network disruptions may also be caused by natural disasters, accidents, power disruptions or telecommunications failures. If a significant incident were to occur, it could damage our reputation and credibility, lead to customer dissatisfaction and, ultimately, loss of customers or revenue, in addition to increased costs to service our customers and protect our network. These events also could result in large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events in the future. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities.  Any significant loss of Internet customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition and results of operations.

For tax purposes, we could experience a deemed ownership change in the future that could limit our ability to use our tax loss carryforwards.

As of December 31, 2013, we had approximately $8.3 billion of federal tax net operating loss carryforwards resulting in a gross deferred tax asset of approximately $2.9 billion. Federal tax net operating loss carryforwards expire in the years 2021 through 2033. These losses resulted from the operations of Charter Holdco and its subsidiaries. In addition, as of December 31, 2013, we had state tax net operating loss carryforwards resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $276 million. State tax net operating loss carryforwards generally expire in the years 2014 through 2033. Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized. Such tax loss carryforwards can accumulate and be used to offset our future taxable income.

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

Our inability to successfully acquire and integrate other businesses, assets, products or technologies could harm our operating results.

We actively evaluate acquisitions and strategic investments in businesses, products or technologies that we believe could complement or expand our business or otherwise offer growth or cost-saving opportunities. From time to time, we may enter into letters of intent with companies with which we are negotiating for potential acquisitions or investments, or as to which we are conducting due diligence. An investment in, or acquisition of, complementary businesses, products or technologies in the future could materially decrease the amount of our available cash or require us to seek additional equity or debt financing. We may not be successful in negotiating the terms of any potential acquisition, conducting thorough due diligence, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.

Additionally, in connection with any acquisitions we complete, we may not achieve the synergies or other benefits we expected to achieve, and we may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect our operating results or financial position or could otherwise harm our business. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology could divert management and employee time and resources from other matters.

Risks Related to Ownership Position of Liberty Media Corporation

Liberty Media Corporation owns a significant amount of Charter’s common stock, giving it influence over corporate transactions and other matters.

Members of our board of directors include directors who are also officers and directors of our principal stockholder. Dr. John Malone is the Chairman of Liberty Media Corporation, and Mr. Greg Maffei is the president and chief executive officer of Liberty Media Corporation. As of December 31, 2013, Liberty Media Corporation beneficially held approximately 26% of our Class A common stock. Liberty Media Corporation has the right to designate up to four directors as nominees for our board of directors through our 2015 annual meeting of stockholders with one designated director to be appointed to each of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation and Benefits Committee. Liberty Media Corporation may be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate action, such as mergers and other business combination transactions should Liberty Media Corporation retain a significant ownership interest in us.  Liberty Media Corporation and its affiliates are not restricted from investing in, and have invested in, and engaged in, other businesses involving or related to the operation of cable television systems, video programming, Internet service, voice or business and financial transactions conducted through broadband interactivity and Internet services.  Liberty Media Corporation and its affiliates may also engage in other businesses that compete or may in the future compete with us.

Liberty Media Corporation's substantial influence over our management and affairs could create conflicts of interest if Liberty Media Corporation faced decisions that could have different implications for it and us.

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

Regulation of the cable industry has increased cable operators' operational and administrative expenses and limited their revenues. Cable operators are subject to various laws and regulations including those covering the following:

•	the provisioning and marketing of cable equipment and compatibility with new digital technologies;

•	subscriber and employee privacy and data security;

•	limited rate regulation of video service;

•	copyright royalties for retransmitting broadcast signals;

•	when a cable system must carry a particular broadcast station and when it must first obtain retransmission consent to carry a broadcast station;

•	the provision of channel capacity to unaffiliated commercial leased access programmers;

•	limitations on our ability to enter into exclusive agreements with multiple dwelling unit complexes and control our inside wiring;

•	the provision of high-speed Internet service, including net neutrality rules;

•	the provision of voice communications;

•	cable franchise renewals and transfers;

•	equal employment opportunity, emergency alert systems, disability access, technical standards, marketing practices, customer service, and consumer protection; and

•	approval for mergers and acquisitions often accompanied by the imposition of restrictions and requirements on an applicant's business in order to secure approval of the proposed transaction.

Additionally, many aspects of these laws and regulations are currently the subject of judicial proceedings and administrative or legislative proposals. There are also ongoing efforts to amend or expand the federal, state, and local regulation of some of the services offered over our cable systems, which may compound the regulatory risks we already face, and proposals that might make it easier for our employees to unionize. Congress and various federal agencies are now considering adoption of significant new privacy restrictions, including new restrictions on the use of personal and profiling information for behavioral advertising. In response to recent global data breaches, malicious activity and cyber threats, as well as the general increasing concerns regarding the protection of consumers’ personal information, Congress is considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for our business. In the event of a data breach or cyber attack, these new laws, as well as existing legal and regulatory obligations, could require significant expenditures to remedy any such breach or attack.

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

We cannot assure you that we will be able to comply with all significant provisions of our franchise agreements and certain of our franchisers have from time to time alleged that we have not complied with these agreements. Additionally, although historically we have renewed our franchises without incurring significant costs, we cannot assure you that we will be able to renew, or to renew as favorably, our franchises in the future. A termination of or a sustained failure to renew a franchise in one or more key markets could adversely affect our business in the affected geographic area.

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

Further regulation of the cable industry could impair our ability to raise rates to cover our increasing costs, resulting in increased losses.

Currently, rate regulation of cable systems is strictly limited to the basic service tier and associated equipment and installation activities. However, the FCC and Congress continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or Congress will further restrict the ability of cable system operators to implement rate increases for our video services or even for our high-speed Internet and voice services. Should this occur, it would impede our ability to raise our rates. If we are unable to raise our rates in response to increasing costs, our losses would increase.

There has been legislative and regulatory interest in requiring cable operators to offer historically combined programming services on an á la carte basis. While any new regulation or legislation designed to enable cable operators to purchase programming on a wholesale basis could be beneficial to Charter, any such new regulation or legislation that limits how we sell programming could adversely affect our business.

Actions by pole owners might subject us to significantly increased pole attachment costs.

Pole attachments are cable wires that are attached to utility poles. Cable system attachments to investor-owned public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service. In contrast, utility poles owned by municipalities or cooperatives are not subject to federal regulation and are generally exempt from state regulation. In 2011, the FCC amended its pole attachment rules to promote broadband deployment. The order overall strengthens the cable industry's ability to access investor-owned utility poles on reasonable rates, terms and conditions It also allows for new penalties in certain cases involving unauthorized attachments that could result in additional costs for cable operators. Electric utilities sought review of the 2011 Order at both the FCC and the D.C. Circuit Court of Appeals, but the FCC and the court subsequently affirmed the new rules. Future regulatory changes in this area could impact the pole attachment rates we pay utility companies.

Increasing regulation of our Internet service product could adversely affect our ability to provide new products and services.

On January 14, 2014, the D.C. Circuit Court of Appeals, in Verizon v. FCC, struck down major portions of the FCC’s 2010 “net neutrality” rules governing the operating practices of broadband Internet access providers like us.  The FCC originally designed the rules to ensure an “open Internet” and included three key requirements for broadband providers:  1) a prohibition against blocking websites or other online applications; 2) a prohibition against unreasonable discrimination among Internet users or among different websites or other sources of information; and 3) a transparency requirement compelling the disclosure of network management policies.  The Court struck down the first two requirements, concluding that they constitute “common carrier” restrictions that are not permissible given the FCC’s earlier decision to classify Internet access as an “information service,” rather than a “telecommunications service.”  The Court upheld the FCC’s transparency requirement.

The decision affirmatively recognizes the FCC’s jurisdiction over the Internet, based on Section 706 of the Telecommunications Act of 1996. As a result, the FCC could, in the future, resurrect the invalidated network neutrality regulations or modify the invalidated regulations so that they restrict broadband practices, but not as rigidly as the regulations the Court just invalidated.  Alternatively, the FCC (or another party) could challenge the recent court ruling by seeking rehearing en banc or Supreme Court review.  Legislation in this area is also possible.  The reimposition of network neutrality restrictions could adversely affect the potential development of advantageous relationships with Internet content providers.  Rules or statutes increasing the regulation of our Internet services could limit our ability to efficiently manage our cable systems and respond to operational and competitive challenges.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their video channel carriage. We can be required to devote substantial capacity to the carriage of programming that we might not carry voluntarily, including certain local broadcast signals; local public, educational and government access (“PEG”) programming; and unaffiliated, commercial leased access programming (required channel capacity for use by persons unaffiliated with the cable operator who desire to distribute programming over a cable system). The FCC adopted revised commercial leased access rules (currently stayed while under appeal) which would dramatically reduce the rate we can charge for leasing this capacity and dramatically increase our administrative burdens. Legislation has been introduced in Congress in the past that, if adopted, could impact our carriage of broadcast signals by simultaneously eliminating the cable industry’s compulsory copyright license and the retransmission consent requirements governing cable’s retransmission of broadcast signals. The FCC also continues to consider changes to the rules affecting the relationship between programmers and multichannel video distributors. Future regulatory changes could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, increase our programming costs, and limit our ability to offer services that would maximize our revenue potential. It is possible that other legal restraints will be adopted limiting our discretion over programming decisions.

Offering voice communications service may subject us to additional regulatory burdens, causing us to incur additional costs.

We offer voice communications services over our broadband network and continue to develop and deploy VoIP services. The FCC has ruled that competitive telephone companies that support VoIP services, such as those we offer our customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensures that our VoIP services can compete in the market. The scope of these interconnection rights are being reviewed in a current FCC proceeding, which may affect our ability to compete in the provision of voice services or result in additional costs. The FCC has also declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain additional authorizations. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs. The FCC has already extended certain traditional telecommunications carrier requirements, such as E911, Universal Service fund collection, CALEA, privacy, Customer Proprietary Network Information, number porting, disability and discontinuance of service requirements to many VoIP providers such as us. In November 2011, the FCC released an order significantly changing the rules governing intercarrier compensation payments for the origination and termination of telephone traffic between carriers, including VoIP service providers like us. Several entities have challenged this FCC ruling in federal court, and that case is now pending before the Tenth Circuit Court of Appeals. The new rules, as they now stand, will result in a substantial decrease in intercarrier compensation payments over a multi-year period. We received intercarrier compensation of approximately $21 million, $19 million and $23 million for the years ended December 31, 2013, 2012 and 2011, respectively. Further, the FCC’s recent initiative to collect data concerning certain point to point transport (“special access”) services we provide could result in additional regulatory burdens and additional costs.

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

Item 3. Legal Proceedings.

Patent Litigation

Ronald A. Katz Technology Licensing, L.P. v. Charter Communications, Inc. et. al.  In 2006, Ronald A. Katz Technology Licensing, L.P. filed a lawsuit against Charter and other parties in the U. S. District Court for the District of Delaware alleging that Charter and the other defendants infringed its interactive call processing patents.  In 2007, the lawsuit was combined with other cases filed by Katz in a multi-district litigation proceeding in the U.S. District Court for the Central District of California for coordinated and consolidated pretrial proceedings.  In 2010, the court denied Katz's motion for summary judgment, struck two affirmative defenses that Charter had raised, invalidated one of the nine remaining claims Katz had asserted and entered a ruling restricting Katz's damages claims by limiting the time period from which Katz may seek damages. A consolidated appeal involving other co-defendants was held, with the U.S. Court of Appeals for the Federal Circuit confirming invalidity of certain claims and remanding certain rulings back to the district court for further consideration.  Based on the Federal Circuit's opinion, the district court ordered additional summary judgment briefing and some limited pretrial briefing.  In 2012, the court granted Charter's second motion for summary judgment and invalidated one of the claims asserted against Charter, leaving eight claims. In related litigation against others, the court invalidated four of these patent claims which will result in four claims being asserted against Charter when this ruling is applied in our case. Charter initiated ex parte examinations with the U.S. Patent Office challenging the validity of all eight patent claims asserted against Charter. The Patent Office granted all of these examinations finding a substantial new question as to whether the claims are valid over prior art not previously considered by the Patent Office. When all pretrial proceedings are completed, any matters remaining for trial will be transferred back to the District Court in Delaware.  No trial date has been set.  Charter has recently discussed settlement with Katz and believes the case will settle for an insignificant amount. If a settlement is not ultimately concluded, Charter will continue to vigorously contest this matter although we cannot predict the ultimate outcome of this lawsuit nor can we reasonably estimate a range of possible loss.

We are also defendants, co-defendants or plaintiffs seeking declaratory judgments in several other unrelated lawsuits involving alleged infringement of various patents relating to various aspects of our businesses.  Other industry participants are also defendants or plaintiffs seeking declaratory judgment in certain of these cases.

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

Other Proceedings

The Montana Department of Revenue ("Montana DOR") generally assesses property taxes on cable companies at 3% and on telephone companies at 6%. Historically, Bresnan's cable and telephone operations have been taxed separately by the Montana DOR. In 2010, the Montana DOR assessed Bresnan as a single telephone business and retroactively assessed it as such for 2007 through 2009. Bresnan filed a declaratory judgment action against the Montana DOR in Montana State Court challenging its property tax classifications for 2007 through 2010. Under Montana law, a taxpayer must first pay a current assessment of disputed property tax in order to challenge such assessment. In accordance with that law, Bresnan paid the disputed 2010, 2011 and 2012 property tax assessments of approximately $5 million, $11 million and $9 million, respectively, under protest. No payments for additional tax for 2007 through 2009, which could be up to approximately $16 million, including interest, were made at that time. On September 26, 2011, the Montana State Court granted Bresnan's summary judgment motion seeking to vacate the Montana DOR's retroactive tax assessments for the years 2007, 2008 and 2009. The Montana DOR's assessment for 2010 was the subject of a trial, which took place the week of October 24, 2011. On July 6, 2012, the Montana State Court entered judgment in favor of Bresnan, ruling that the Montana's DOR 2010 assessment was invalid and contrary to law, vacating the 2010 assessment, and directing that the Montana DOR refund the amounts paid by Bresnan under protest, plus interest and certain costs. The Montana DOR filed a notice of appeal to the Montana Supreme Court on September 20, 2012. The appeal was fully briefed, and was argued to the Montana Supreme Court in September 2013. On December 2, 2013, the Montana Supreme Court reversed the trial court’s decision and remanded the matter to the trial court. We filed a petition for rehearing which was denied on January 7, 2014. At this point, there have been no further proceedings before the trial court, although we have filed pleadings to renew challenges to the Montana DOR’s assessments that had been mooted by the Montana State Court’s prior ruling. With respect to the Montana Supreme Court ruling, our primary remaining course of action is an appeal to the U.S. Supreme Court. A decision has not been made as to whether this appeal will be pursued. Pending entry of a final judgment, the Montana DOR continues to hold our protest payments aggregating approximately $25 million in escrow and continues to assess our operations as a single telephone business. We will make additional protest payments until a final judgment is entered, including payments for 2007, 2008 and 2009.

We have had communications with the United States Environmental Protection Agency (“the EPA”) in connection with a self reporting audit. Pursuant to the audit, we discovered certain compliance issues concerning our reports to the EPA for backup batteries used at our facilities. On January 24, 2014, Charter and the Office of Civil Enforcement for the EPA entered a Consent Agreement to settle this matter.  As part of the Consent Agreement, Charter has agreed to pay a penalty of an immaterial amount to the EPA and the Office of Civil Enforcement has certified that the issues have been corrected and has recommended that the Environmental Appeals Board ratify this settlement.  We do not view this matter as material.

Also, on January 15, 2014, the California Department of Justice, in conjunction with the Alameda County, California District Attorney’s Office, initiated an investigation into whether Charter’s waste disposal policies, practices, and procedures violate the provisions of the California Health and Safety Code, the California Hazardous Waste Control Law, and any of their related regulations.  Charter intends to cooperate with the investigation.  Although this investigation has only just commenced, at this time Charter does not expect that its outcome will have a material effect on our operations, financial condition, or cash flows.

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

Class A Common Stock

	High	Low
2012
First quarter	$64.91	$56.15
Second quarter	$70.87	$59.41
Third quarter	$82.54	$71.59
Fourth quarter	$78.54	$67.50

2013
First quarter	$106.29	$76.19
Second quarter	$128.57	$99.41
Third quarter	$137.29	$119.06
Fourth quarter	$144.02	$125.68

(B)	Holders

As of December 31, 2013, there were approximately 39 holders of record of Charter’s Class A common stock.

(C)	Dividends

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

(D) Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided as of December 31, 2013 with respect to equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	3,429,591	(1)	$61.08	7,378,794	(1)
Equity compensation plans not approved by security holders	—		$—	—

TOTAL	3,429,591	(1)		7,378,794	(1)

(1)
This total does not include 652,988 shares issued pursuant to restricted stock grants made under our 2009 Stock Incentive Plan, which are subject to vesting based on continued employment and market conditions.

For information regarding securities issued under our equity compensation plans, see Note 15 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

(E) Performance Graph

The graph below shows the cumulative total return on Charter’s Class A common stock for the period from December 2, 2009 through December 31, 2013, in comparison to the cumulative total return on Standard & Poor’s 500 Index and a peer group consisting of the national cable operators that are most comparable to us in terms of size and nature of operations. The Company’s peer group consists of Cablevision Systems Corporation ("Cablevision"), Comcast, and TWC.  The results shown assume that $100 was invested on December 2, 2009 in Charter and peer group stock or on November 30, 2009 for the S&P 500 index and that all dividends were reinvested. These indices are included for comparative purposes only and do not reflect whether it is management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, nor are they intended to forecast or be indicative of future performance of Charter’s Class A common stock.

(F)  Recent Sales of Unregistered Securities

During 2013, there were no unregistered sales of securities of the registrant other than those previously reported on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

(G) Purchases of Equity Securities by the Issuer

The following table presents Charter's purchases of equity securities completed during the fourth quarter of 2013 representing shares withheld from employees for the payment of taxes upon the vesting of equity awards.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2013	11,451	$136.68	—	N/A
November 1 - 30, 2013	11,878	$132.31	—	N/A
December 1 - 31, 2013	13,584	$133.43	—	N/A

Item 6. Selected Financial Data.

The following table presents selected consolidated financial data for the periods indicated (dollars in millions, except per share data):

	Successor					Predecessor
	Years Ended December 31,				One Month Ended December 31,	Eleven Months Ended November 30,
	2013	2012	2011	2010	2009	2009

Statement of Operations Data:
Revenues	$8,155	$7,504	$7,204	$7,059	$572	$6,183
Income (loss) from operations	$925	$916	$1,041	$1,024	$84	$(1,063)
Interest expense, net	$(846)	$(907)	$(963)	$(877)	$(68)	$(1,020)
Income (loss) before income taxes	$(49)	$(47)	$(70)	$58	$10	$9,748
Net income (loss) – Charter shareholders	$(169)	$(304)	$(369)	$(237)	$2	$11,364
Basic earnings (loss) per common share	$(1.65)	$(3.05)	$(3.39)	$(2.09)	$0.02	$30.00
Diluted earnings (loss) per common share	$(1.65)	$(3.05)	$(3.39)	$(2.09)	$0.02	$12.61
Weighted-average shares outstanding, basic	101,934,630	99,657,989	108,948,554	113,138,461	112,078,089	378,784,231
Weighted-average shares outstanding, diluted	101,934,630	99,657,989	108,948,554	113,138,461	114,346,861	902,067,116

Balance Sheet Data (end of period):
Investment in cable properties	$16,556	$14,870	$14,843	$15,027	$15,391
Total assets	$17,295	$15,596	$15,601	$15,737	$16,658
Total debt	$14,181	$12,808	$12,856	$12,306	$13,322
Charter shareholders’ equity	$151	$149	$409	$1,478	$1,916

Other Financial Data:
Ratio of earnings to fixed charges (a)	N/A	N/A	N/A	1.07	1.14	8.41
Deficiency of earnings to cover fixed charges (a)	$49	$47	$70	N/A	N/A	N/A

(a)	Earnings include income (loss) before non-controlling interest and income taxes plus fixed charges. Fixed charges consist of interest expense and an estimated interest component of rent expense.

Comparability of the above information from year to year is affected by acquisitions and dispositions completed by us including the acquisition of Bresnan in July 2013. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.” In addition, upon our emergence from bankruptcy, we adopted fresh start accounting. This resulted in us becoming a new entity on December 1, 2009, with a new capital structure, a new accounting basis in the identifiable assets and liabilities assumed and no retained earnings or accumulated losses. Accordingly, the consolidated financial statements on or after December 1, 2009 are not comparable to the consolidated financial statements prior to that date. The financial statements for the periods ended November 30, 2009 do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.

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

Overview

We are a cable operator providing services in the United States with approximately 5.9 million residential and commercial customers at December 31, 2013. We offer our customers traditional cable video programming, Internet services, and voice services, as well as advanced video services such as OnDemandTM, HD television and DVR service. We also sell local advertising on cable networks and provide fiber connectivity to cellular towers. See “Part I. Item 1. Business — Products and Services” for further description of these services, including “customers.”

Our most significant competitors are DBS providers and certain telephone companies that offer services that provide features and functions similar to our video, high-speed Internet, and voice services, including in some cases wireless services, and they also offer these services in bundles similar to ours.  See “Business — Competition.”  In the recent past, we have grown revenues by offsetting basic video customer losses with price increases and sales of incremental services such as high-speed Internet, OnDemand, DVR and HD television.  We expect to continue to grow revenues by increasing the number of products in our current customer homes and obtaining new customers with an improved value offering. In addition, we expect to increase revenues by expanding the sales of services to our commercial customers.  However, we cannot assure you that we will be able to grow revenues or maintain our margins at recent historical rates.

Our business plans include goals for increasing customers and revenue. To reach our goals, we have actively invested in our network and operations, and have improved the quality and value of the products and packages that we offer. We have enhanced our video product by increasing digital and HD-DVR penetration, offering more HD channels, and deemphasizing our analog service. During the second quarter of 2012, we simplified our offers and pricing and improved our packaging of products to bring more value to new and existing customers. As part of our effort to create more value for customers, we have focused on driving penetration of our triple play offering, which includes more than 100 HD channels, video on demand, Internet service, and fully featured voice service. In addition, we have implemented a number of changes to our organizational structure, selling methods and operating tactics. We are increasingly insourcing our field operations, call center and direct sales workforces and modifying the way our sales workforce is compensated, which we believe positions us for better customer service and growth. We expect that our enhanced product set combined with improved customer service will lead to lower customer churn and longer customer lifetimes, allowing us to grow our customer base and revenue more quickly and economically. We expect our capital expenditures to remain elevated as we strive to increase digital and HD-DVR penetration, place higher levels of customer premise equipment per transaction and progressively move to an all-digital platform.

In July 2013, Charter and Charter Operating acquired Bresnan from a wholly owned subsidiary of Cablevision, for $1.625 billion in cash, subject to a working capital adjustment and a reduction for certain funded indebtedness of Bresnan (the "Bresnan Acquisition"). Bresnan manages cable operating systems in Colorado, Montana, Wyoming and Utah that pass approximately 670,000 homes and serve approximately 375,000 residential and commercial customer relationships.

Total revenue growth was 9% for the year ended December 31, 2013 compared to the corresponding period in 2012, and 4% for the year ended December 31, 2012 compared to the corresponding period in 2011, due to the Bresnan Acquisition and growth in our video, Internet and commercial businesses. Total revenue growth on a pro forma basis for the Bresnan Acquisition as if it had occurred on January 1, 2011 was 5% for the year ended December 31, 2013 compared to the corresponding period in 2012, and 4% for the year ended December 31, 2012 compared to the corresponding period in 2011. For the years ended December 31,

2013, 2012 and 2011, adjusted earnings (loss) before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) was $2.9 billion, $2.7 billion and $2.7 billion, respectively.  See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Adjusted EBITDA increased 6% for the year ended December 31, 2013 compared to the corresponding period in 2012 as a result of the Bresnan Acquisition, which contributed $90 million, and an increase in residential and commercial revenues offset by increases in programming costs, costs to service customers and marketing costs. Costs to service customers primarily increased from higher labor to deliver improved products and service levels and greater reconnect expense. Adjusted EBITDA remained flat for the year ended December 31, 2012 compared to the corresponding period in 2011 as a result of an increase in Internet, commercial and advertising revenues offset by higher programming costs, expenses associated with driving higher growth and investments in the customer experience. For the years ended December 31, 2013, 2012 and 2011, our income from operations was $925 million, $916 million and $1.0 billion, respectively. In addition to the factors discussed above, income from operations was affected by increases in depreciation and amortization primarily due to the Bresnan Acquisition.

We believe that continued competition and the prolonged recovery of economic conditions in the United States, including mixed recovery in the housing market and relatively high unemployment levels, have adversely affected consumer demand for our services, particularly video. Historically, our primary video competitors have often offered more HD channels and have typically only offered digital services which have a better picture quality compared to our legacy analog product.  In response, Charter has promoted its digital product and initiated a transition from analog to digital transmission of all channels we distribute, which will result in substantially more HD channels and higher Internet speeds. In the current economic environment, customers have been more willing to consider our competitors' products, partially because of increased marketing highlighting perceived differences between competitive video products, especially when those competitors are often offering significant incentives to switch providers. We also believe some customers have chosen to receive video over the Internet rather than through our OnDemand and premium video services, thereby reducing our video revenues. We believe competition from wireless service operators and economic factors have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our telephone business.

If the economic and competitive conditions discussed above do not improve, we believe our business and results of operations will be adversely affected, which may contribute to future impairments of our franchises and goodwill.

Approximately 89% and 87% of our revenues for years ended December 31, 2013 and 2012, respectively, are attributable to monthly subscription fees charged to customers for our video, Internet, voice, and commercial services provided by our cable systems. Generally, these customer subscriptions may be discontinued by the customer at any time subject to a fee for certain commercial customers and certain residential customers acquired before July 1, 2012. The remaining 11% and 13% of revenue for fiscal years 2013 and 2012, respectively, is derived primarily from advertising revenues, franchise and other regulatory fee revenues (which are collected by us but then paid to local authorities), pay-per-view and OnDemand programming, installation, processing fees or reconnection fees charged to customers to commence or reinstate service, and commissions related to the sale of merchandise by home shopping services.

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

Critical Accounting Policies and Estimates

Certain of our accounting policies require our management to make difficult, subjective and/or complex judgments. Management has discussed these policies with the Audit Committee of Charter’s board of directors, and the Audit Committee has reviewed the following disclosure. We consider the following policies to be the most critical in understanding the estimates, assumptions and judgments that are involved in preparing our financial statements, and the uncertainties that could affect our results of operations, financial condition and cash flows:

•	Property, plant and equipment

•	Capitalization of labor and overhead costs

•	Valuation and impairment of property, plant and equipment

•	Useful lives of property, plant and equipment

•	Intangible assets

•	Valuation and impairment of franchises

•	Valuation and impairment and amortization of customer relationships

•	Valuation and impairment of goodwill

•	Impairment of trademarks

•	Income taxes

•	Litigation

•	Programming agreements

In addition, there are other items within our financial statements that require estimates or judgment that are not deemed critical, such as the allowance for doubtful accounts and valuations of our derivative instruments, if any, but changes in estimates or judgment in these other items could also have a material impact on our financial statements.

Property, plant and equipment

The cable industry is capital intensive, and a large portion of our resources are spent on capital activities associated with extending, rebuilding, and upgrading our cable network. As of December 31, 2013 and 2012, the net carrying amount of our property, plant and equipment (consisting primarily of cable network assets) was approximately $8.0 billion (representing 46% of total assets) and $7.2 billion (representing 46% of total assets), respectively. Total capital expenditures for the years ended December 31, 2013, 2012 and 2011 were approximately $1.8 billion, $1.7 billion and $1.3 billion, respectively.

Capitalization of labor and overhead costs. Costs associated with network construction, initial customer installations, installation refurbishments, and the addition of network equipment necessary to provide new or advanced video services, are capitalized. While our capitalization is based on specific activities, once capitalized, we track these costs by fixed asset category at the cable system level, and not on a specific asset basis. For assets that are sold or retired, we remove the estimated applicable cost and accumulated depreciation. Costs capitalized as part of initial customer installations include materials, direct labor, and certain indirect costs. These indirect costs are associated with the activities of personnel who assist in connecting and activating the new service, and consist of compensation and overhead costs associated with these support functions. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement, including replacement of certain components, and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

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

Labor costs directly associated with capital projects are capitalized. Capitalizable activities performed in connection with customer installations include such activities as:

•	Dispatching a “truck roll” to the customer’s dwelling or business for service connection;

•
Verification of serviceability to the customer’s dwelling or business (i.e., determining whether the customer’s dwelling is capable of receiving service by our cable network and/or receiving advanced or Internet services);

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

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our system activities could affect management’s judgment about the extent to which we should capitalize direct labor or overhead in the future. We monitor the appropriateness of our capitalization policies, and perform updates to our internal studies on an ongoing basis to determine whether facts or circumstances warrant a change to our capitalization policies. We capitalized internal direct labor and overhead of $219 million, $202 million and $199 million, respectively, for the years ended December 31, 2013, 2012 and 2011.

Valuation and impairment. We evaluate the recoverability of our property, plant and equipment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as the impairment of our indefinite life franchises, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions, or a deterioration of current or expected future operating results. A long-lived asset is deemed impaired when the carrying amount of the asset exceeds the projected undiscounted future cash flows associated with the asset. No impairments of long-lived assets to be held and used were recorded in the years ended December 31, 2013, 2012 and 2011.

We utilize the cost approach as the primary method used to establish fair value for our property, plant and equipment in connection with business combinations.  The cost approach considers the amount required to replace an asset by constructing or purchasing a new asset with similar utility, then adjusts the value in consideration of all forms of depreciation as of the appraisal date for physical depreciation and function and economic obsolescence. The cost approach relies on management’s assumptions regarding current material and labor costs required to rebuild and repurchase significant components of our property, plant and equipment along with assumptions regarding the age and estimated useful lives of our property, plant and equipment.

Useful lives of property, plant and equipment. We evaluate the appropriateness of estimated useful lives assigned to our property, plant and equipment, based on annual analysis of such useful lives, and revise such lives to the extent warranted by changing facts and circumstances. Any changes in estimated useful lives as a result of this analysis are reflected prospectively beginning in the period in which the study is completed. Our analysis of useful lives in 2013 did not indicate a change in useful lives.  The effect of a one-year decrease in the weighted average remaining useful life of our property, plant and equipment as of December 31, 2013 would be an increase in annual depreciation expense of approximately $204 million.  The effect of a one-year increase in the weighted average remaining useful life of our property, plant and equipment as of December 31, 2013 would be a decrease in annual depreciation expense of approximately $217 million.

Depreciation expense related to property, plant and equipment totaled $1.6 billion, $1.4 billion and $1.3 billion for the years ended December 31, 2013, 2012 and 2011, respectively, representing approximately 22%, 21% and 21% of costs and expenses, respectively. Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as listed below:

Cable distribution systems………………………………	7-20 years
Customer equipment and installations…………………..	4-8 years
Vehicles and equipment…………………………………	1-6 years
Buildings and leasehold improvements…………………	15-40 years
Furniture, fixtures and equipment….……………………	6-10 years

Intangible assets

Valuation and impairment of franchises. The net carrying value of franchises as of December 31, 2013 and 2012 was approximately $6.0 billion (representing 35% of total assets) and $5.3 billion (representing 34% of total assets), respectively. Franchise rights represent the value attributed to agreements or authorizations with local and state authorities that allow access to homes in cable service areas. For valuation purposes, they are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services to potential customers (service marketing rights).

Franchise intangible assets that meet specified indefinite life criteria are tested for impairment annually, or more frequently as warranted by events or changes in circumstances. In determining whether our franchises have an indefinite life, we considered the likelihood of franchise renewals, the expected costs of franchise renewals, and the technological state of the associated cable systems, with a view to whether or not we are in compliance with any technology upgrading requirements specified in a franchise agreement. We have concluded that as of December 31, 2013 and 2012 all of our franchises qualify for indefinite life treatment.

Franchises are aggregated into essentially inseparable units of accounting to conduct valuations. The units of accounting represent geographical clustering of our cable systems into groups. We assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite lived intangible asset has been impaired. If, after this qualitative assessment, we determine that it is not more likely than not that an indefinite lived intangible asset has been impaired, then no further quantitative testing is necessary. In completing our 2013 and 2012 impairment testing, we evaluated the impact of various factors to the expected future cash flows attributable to our units of accounting and to the assumed discount rate which would be used to present value those cash flows. Such factors included macro-economic and industry conditions including the capital markets, regulatory, and competitive environment, and costs of programming and customer premise equipment along with changes to our organizational structure and strategies. After consideration of these qualitative factors, we concluded that it is more likely than not that the fair value of the franchise assets in each unit of accounting exceeds the carrying value of such assets and therefore did not perform a quantitative analysis in 2013 or 2012.

If we are required to perform a quantitative analysis to test our franchise assets for impairment, we determine the estimated fair value utilizing an income approach model based on the present value of the estimated discrete future cash flows attributable to each of the intangible assets identified assuming a discount rate. The fair value of franchises for impairment testing is determined based on estimated discrete discounted future cash flows using assumptions consistent with internal forecasts. The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained (less the anticipated customer churn), and the new services added to those customers in future periods. The sum of the present value of the franchises' after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchises.

This approach makes use of unobservable factors such as projected revenues, expenses, capital expenditures, and a discount rate applied to the estimated cash flows. The determination of the discount rate is based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. We estimate discounted future cash flows using reasonable and appropriate assumptions derived based on Charter’s and its peers’ historical operating performance adjusted for current and expected competitive and economic factors surrounding the cable industry. The estimates and assumptions made in our valuations are inherently subject to significant uncertainties, many of which are beyond our control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures and the discount rate utilized. The quantitative franchise valuations completed for the year ended December 31, 2011 showed franchise values in excess of book values and thus resulted in no impairment.

Valuation, impairment and amortization of customer relationships. The net carrying value of customer relationships as of December 31, 2013 and 2012 was approximately $1.4 billion (representing 8% of total assets) and $1.4 billion (representing 9% of total assets), respectively. Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers (less the anticipated customer churn), and are calculated by projecting the discrete future after-tax cash flows from these customers, including the right to deploy and market additional services to these customers. The present value of these after-tax cash flows yields the fair value of the customer relationships. The use of different valuation assumptions or definitions of franchises or customer relationships, such as our inclusion of the value of selling additional services to our current customers within customer relationships versus franchises, could significantly impact our valuations and any resulting impairment.

We evaluate the recoverability of customer relationships upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable. Customer relationships are deemed impaired when the carrying value exceeds the projected undiscounted future cash flows associated with the customer relationships. No impairment of customer relationships was recorded in the years ended December 31, 2013, 2012 and 2011.

Customer relationships are amortized on an accelerated method over useful lives of 8-15 years based on the period over which current customers are expected to generate cash flows. Amortization expense related to customer relationships for the years ended December 31, 2013, 2012 and 2011 was approximately $284 million, $280 million and $306 million, respectively.

Valuation and impairment of goodwill. The net carrying value of goodwill as of December 31, 2013 and 2012 was approximately $1.2 billion (representing 7% of total assets) and $953 million (representing 6% of total assets), respectively. Goodwill is tested for impairment as of November 30 of each year, or more frequently as warranted by events or changes in circumstances. Accounting guidance also permits a qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. If, after this qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then no further quantitative testing would be necessary. If we are required to perform the two-step test under the accounting guidance, the first step involves a comparison of the estimated fair value of each reporting unit to its carrying amount. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the goodwill impairment is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed, and a comparison of the implied fair value of the reporting unit’s goodwill is compared to its carrying amount to determine the amount of impairment, if any. The fair value of the reporting unit, when performing the second step of the goodwill impairment test, is determined using a consistent income approach model as that used for franchise impairment testing. As with our franchise impairment testing, in 2013 and 2012, we elected to perform a qualitative assessment for our goodwill impairment testing and concluded that our goodwill is not impaired. Our 2011 quantitative impairment analysis also did not result in any goodwill impairment charges.

Impairment of trademarks. The net carrying value of trademarks as of both December 31, 2013 and 2012 was approximately $158 million (representing 1% of total assets). Trademarks are tested annually for impairment, or more frequently as warranted by events or changes in circumstances. The fair value of trademarks is determined using the relief-from-royalty method which applies a fair royalty rate to estimated revenue. Royalty rates are estimated based on a review of market royalty rates in the communications and entertainment industries. As we expect to continue to use each trade name indefinitely, trademarks have been assigned an indefinite life and are tested annually for impairment using either a qualitative analysis or quantitative analysis as elected by management. The qualitative analysis in 2013 and 2012 did not identify any factors that would indicate that it was more likely than not that the fair value of trademarks were less than the carrying value and thus resulted in no impairment.

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

As of December 31, 2013, Charter and its indirect corporate subsidiaries had approximately $8.3 billion of federal tax net operating loss carryforwards resulting in a gross deferred tax asset of approximately $2.9 billion. Federal tax net operating loss carryforwards expire in the years 2021 through 2033.  These losses resulted from the operations of Charter Holdco and its subsidiaries. In addition, as of December 31, 2013, Charter and its indirect corporate subsidiaries had state tax net operating loss carryforwards, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $276 million. State tax net operating loss carryforwards generally expire in the years 2014 through 2033.  Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized.  Such tax loss carryforwards can accumulate and be used to offset Charter’s future taxable income.

As of December 31, 2013, $2.1 billion of federal tax loss carryforwards are unrestricted and available for Charter’s immediate use, while approximately $6.2 billion of federal tax loss carryforwards are still subject to Section 382 and other restrictions. Pursuant to these restrictions, Charter estimates that approximately $2.0 billion, $2.0 billion and $400 million in the years 2014 to 2016, respectively, and an additional $226 million annually over each of the next 8 years of federal tax loss carryforwards, should become unrestricted and available for Charter’s use. Both Charter’s indirect corporate subsidiary and state tax loss carryforwards are subject to similar but varying restrictions.

In addition to its tax loss carryforwards, Charter also has tax basis of $5.2 billion in intangible assets and $5.1 billion in property, plant, and equipment as of December 31, 2013. The tax basis in these assets is not subject to Section 382 limitations and therefore the related amortization and depreciation is currently deductible. For illustrative purposes, Charter expects to reflect tax-deductible amortization and depreciation on assets owned as of December 31, 2013, beginning at approximately $2.2 billion in 2014 and decelerating over the following 4 years, totaling an estimated $6.6 billion over the five year period. The foregoing projected deductions do not include any amortization or depreciation related to future capital spend or potential acquisitions. In addition, the deductions assume Charter does not dispose of a material portion of its business or make modifications to the underlying partnerships it owns, all of which may materially affect the timing or amount of its existing amortization and depreciation deductions. Any one of these factors or future legislation or adjustments by the IRS upon examination could also affect the projected deductions.

As of December 31, 2013 and 2012, we have recorded net deferred income tax liabilities of $1.4 billion and $1.3 billion, respectively. Net deferred tax liabilities included approximately $226 million and $219 million at December 31, 2013 and 2012, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate federal or state income tax returns.  The remainder of our net deferred tax liability arose from Charter's investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived. As part of our net liability, on December 31, 2013 and 2012, we had gross deferred tax assets of $3.9 billion and $3.7 billion, respectively, which primarily relate to tax losses allocated to Charter from Charter Holdco. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Due to our history of losses and limitations imposed by Section 382 of the Code discussed above, we were unable to assume future taxable income in our analysis and accordingly valuation allowances have been established except for deferred benefits available to offset certain deferred tax liabilities that will reverse over time.  Accordingly, our gross deferred tax assets have been offset with a corresponding valuation allowance of $3.0 billion and $2.9 billion at December 31, 2013 and 2012, respectively. The amount of the deferred tax assets considered realizable and, therefore, reflected in the consolidated balance sheet, would be increased at such time that it is more-likely-than-not future taxable income will be realized during the carryforward period. At the time this consideration is met, an adjustment to reverse some portion of the existing valuation allowance would result.

In determining our tax provision for financial reporting purposes, Charter establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in our financial statements. The tax position is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized when the position is ultimately resolved. There is considerable judgment involved in determining whether positions taken on the tax return are “more likely than not” of being sustained. As of December 31, 2012, we had $202 million of liabilities for uncertain tax positions. As of December 31, 2013, liabilities for uncertain tax positions were reduced to zero.

Charter adjusts its uncertain tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations.

No tax years for Charter or Charter Holdco, for income tax purposes, are currently under examination by the Internal Revenue Service.  Tax years ending 2010 through 2013 remain subject to examination and assessment. Years prior to 2010 remain open solely for purposes of examination of Charter’s net operating loss and credit carryforwards.

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

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Year Ended December 31,
	2013		2012		2011

Revenues	$8,155	100%	$7,504	100%	$7,204	100%

Costs and Expenses:
Operating costs and expenses (excluding depreciation and amortization)	5,345	66%	4,860	65%	4,564	63%
Depreciation and amortization	1,854	23%	1,713	23%	1,592	22%
Other operating expenses, net	31	—%	15	—%	7	—%
	7,230	89%	6,588	88%	6,163	86%
Income from operations	925	11%	916	12%	1,041	14%
Interest expense, net	(846)		(907)		(963)
Loss on extinguishment of debt	(123)		(55)		(143)
Gain on derivative instruments, net	11		—		—
Other expense, net	(16)		(1)		(5)
Loss before income taxes	(49)		(47)		(70)

Income tax expense	(120)		(257)		(299)
Net loss	$(169)		$(304)		$(369)

LOSS PER COMMON SHARE, BASIC AND DILUTED:	$(1.65)		$(3.05)		$(3.39)

Weighted average common shares outstanding, basic and diluted	101,934,630		99,657,989		108,948,554

Revenues. Total revenues grew $651 million or 9% in the year ended December 31, 2013 as compared to 2012 and grew $300 million or 4% in the year ended December 31, 2012 as compared to 2011. Revenue growth primarily reflects increases in the number of residential Internet and triple play customers and in commercial business customers, growth in expanded basic and digital penetration, promotional and annual rate increases, and higher advanced services penetration offset by a decrease in basic video customers and lower advertising sales in a non-political year. Asset acquisitions increased revenues in 2013 as compared to 2012 by approximately $270 million and approximately $20 million in 2012 as compared to 2011.

Revenues by service offering were as follows (dollars in millions):

	Years ended December 31,
	2013		2012		2011		2013 over 2012		2012 over 2011
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change	Change	% Change
Video	$4,030	49%	$3,639	48%	$3,639	51%	$391	11%	$—	—%
Internet	2,186	27%	1,866	25%	1,708	24%	320	17%	158	9%
Voice	644	8%	828	11%	858	12%	(184)	(22)%	(30)	(3)%
Commercial	822	10%	658	9%	544	8%	164	25%	114	21%
Advertising sales	291	4%	334	4%	292	4%	(43)	(13)%	42	14%
Other	182	2%	179	2%	163	2%	3	2%	16	10%

	$8,155	100%	$7,504	100%	$7,204	100%	$651	9%	$300	4%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue. Residential basic video customers increased by 188,000 in 2013 and decreased by 155,000 in 2012. However, after giving effect to asset acquisitions and dispositions, residential basic video customers decreased by 109,000 and 154,000 in 2013 and 2012, respectively. The changes in video revenues are attributable to the following (dollars in millions):

	2013 compared to 2012	2012 compared to 2011

Incremental video services, price adjustments and bundle revenue allocation	$375	$115
Decrease in basic video customers	(98)	(89)
Decrease in premium purchases	(20)	(39)
Asset acquisitions, net	134	13

	$391	$—

Residential Internet customers grew by 598,000 and 293,000 customers in 2013 and 2012, respectively, or 324,000 and 316,000 customers in 2013 and 2012, respectively, after giving effect to asset acquisitions and dispositions. The increases in Internet revenues from our residential customers are attributable to the following (dollars in millions):

	2013 compared to 2012	2012 compared to 2011

Increase in residential Internet customers	$142	$136
Service level changes and price adjustments	106	17
Asset acquisitions, net	72	5

	$320	$158

Residential voice customers grew by 359,000 and 123,000 customers in 2013 and 2012, respectively, or 200,000 and 134,000 customers in 2013 and 2012, respectively, after giving effect to asset acquisitions and dispositions. The changes in voice revenues from our residential customers are attributable to the following (dollars in millions):

	2013 compared to 2012	2012 compared to 2011

Price adjustments and bundle revenue allocation	$(259)	$(71)
Increase in residential voice customers	51	40
Asset acquisitions, net	24	1

	$(184)	$(30)

Commercial revenues consist primarily of revenues from services provided to our commercial customers. Commercial PSUs increased 100,000 and 55,000 in 2013 and 2012, respectively, or 64,000 and 65,000 customers in 2013 and 2012, respectively, after giving effect to asset acquisitions and dispositions. The increases in commercial revenues are attributable to the following (dollars in millions):

	2013 compared to 2012	2012 compared to 2011

Sales to small-to-medium sized business customers	$97	$87
Carrier site customers	25	17
Other	11	9
Asset acquisitions, net	31	1

	$164	$114

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues decreased in 2013 primarily as a result of a decrease in revenue from the political and retail sectors of $30 million and $20 million, respectively. In 2012, advertising sales revenues increased as a result of an increase in revenue from the political and automotive sectors of $20 million and $12 million, respectively. Asset acquisitions increased advertising sales revenue by approximately $7 million in 2013 compared to 2012. For the years ended December 31, 2013, 2012 and 2011, we received $41 million, $59 million and $51 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. The increases in 2013 and 2012 were primarily the result of increases in late payment fees. Asset acquisitions increased other revenues in 2013 compared to 2012 by approximately $2 million.

Operating costs and expenses. The increases in our operating costs and expenses are attributable to the following (dollars in millions):

	2013 compared to 2012	2012 compared to 2011

Programming	$108	$100
Franchise, regulatory and connectivity	(1)	8
Costs to service customers	101	90
Marketing	38	34
Other	59	49
Asset acquisitions	180	15

	$485	$296

Programming costs were approximately $2.1 billion, $2.0 billion and $1.9 billion, representing 40%, 40% and 41% of operating costs and expenses for each of the years ended December 31, 2013, 2012 and 2011, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, OnDemand, and pay-per-view programming. The increases in programming costs are primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and for new programming, offset in part by video customer losses. Programming costs were also offset by the amortization of payments received from programmers of $7 million, $6 million and $7 million in 2013, 2012 and 2011, respectively. We expect programming expenses to continue to increase due to a variety of factors, including increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent, annual increases imposed by programmers with additional selling power as a result of media consolidation, and additional programming, including new sports services and non-linear programming for on-line and OnDemand programming. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

Costs to service customers include residential and commercial costs related to field operations, network operations and customer care including labor, reconnects, maintenance, billing, occupancy and vehicle costs. The increase in costs to service customers during 2013 compared to 2012 was primarily the result of higher spending on labor to deliver improved products and service levels as well as greater reconnect expense. The increase in costs to service customers for the year ended December 31, 2012 was primarily the result of increased preventive maintenance levels and higher service labor.

The increase in marketing costs for the year ended December 31, 2013 was the result of heavier sales activity and sales channel development. The increase in marketing costs for the year ended December 31, 2012 was the result of increased media investment and commercial marketing as well as a $7 million favorable adjustment in the second quarter of 2011 related to expenses previously accrued on 2010 marketing campaigns.

The increases in other expense are attributable to the following (dollars in millions):

	2013 compared to 2012	2012 compared to 2011

Commercial sales expense	$30	$20
Property tax and insurance	14	(7)
Bad debt and collections	9	(18)
Advertising sales expense	6	15
Stock compensation expense	(2)	15
Administrative labor	(4)	10
Other	6	14

	$59	$49

Commercial sales expense increased in 2013 compared to 2012 and 2012 compared to 2011 and advertising sales expenses increased in 2012 compared to 2011 primarily related to growth in these businesses. The increase in property tax and insurance in 2013 compared to 2012 relates primarily to increases in the number of employees and vehicles. The increase in bad debt in 2013 compared to 2012 is primarily related to an increase in collection expenses while the decrease in 2012 compared to 2011 is primarily due to decreases in write-offs.

Depreciation and amortization. Depreciation and amortization expense increased by $141 million and $121 million in 2013 and 2012, respectively, which primarily represents depreciation on more recent capital expenditures and the Bresnan Acquisition offset by certain assets becoming fully depreciated.

Other operating expenses, net. The changes in other operating expenses, net are attributable to the following (dollars in millions):

	2013 compared to 2012	2012 compared to 2011

Increases in (gain) loss on sales of assets	$13	$(1)
Increases in special charges, net	3	9

	$16	$8

For more information, see Note 14 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Interest expense, net. Net interest expense decreased by $61 million in 2013 from 2012 and $56 million in 2012 from 2011. Net interest expense decreased in 2013 compared to 2012 primarily as a result of a decrease in our weighted average interest rate from 6.5% for the year ended December 31, 2012 to 5.8% for the year ended December 31, 2013 offset by an increase in our weighted average debt outstanding from $13.0 billion for the year ended December 31, 2012 to $13.6 billion for the year ended December 31, 2013. Net interest expense decreased in 2012 compared to 2011 primarily as a result of a decrease in our weighted average interest rate from 7.3% for the year ended December 31, 2011 to 6.5% for the year ended December 31, 2012 offset by an increase in our weighted average debt outstanding from $12.6 billion for the year ended December 31, 2011 to $13.0 billion for the year ended December 31, 2012.

Loss on extinguishment of debt. Loss on extinguishment of debt consists of the following for the years ended December 31, 2013, 2012 and 2011 (dollars in millions):

	Year ended December 31,
	2013	2012	2011

Charter Operating credit amendment / prepayments	$58	$92	$120
CCH II notes redemptions	—	(46)	6
Charter Operating notes repurchases	—	9	17
CCO Holdings notes repurchases	65	—	—

	$123	$55	$143

For more information, see Note 8 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Gain on derivative instruments, net. Interest rate derivative instruments are held to manage our interest costs and reduce our exposure to increases in floating interest rates. We recognized a gain of $11 million during the year ended December 31, 2013, which represents the change in fair value of our interest rate derivative instruments offset by amortization of our accumulated other comprehensive loss for interest rate derivative instruments no longer designated as hedges for accounting purposes. For more information, see Note 11 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Income tax expense. Income tax expense of $120 million, $257 million and $299 million was recognized for the years ended December 31, 2013, 2012 and 2011, respectively, primarily through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our indirect subsidiaries, in addition to $8 million, $7 million and $9 million of current federal and state income tax expense, respectively. Income tax expense for the year ended December 31, 2013 decreased compared to the corresponding prior period, primarily as a result of step-ups in basis of indefinite-lived assets for tax, but not GAAP purposes, including the effects of partnership gains related to financing transactions and a partnership restructuring, which decreased our net deferred tax liability related to indefinite-lived assets by $137 million. Our tax provision in future periods will vary based on various factors including changes in our deferred tax liabilities attributable to indefinite-lived intangibles, as well as future operating results, however we do not anticipate having such a large reduction in income tax expense attributable to these items unless we enter into similar future financing or restructuring transactions. The ultimate impact on the tax provision of such future financing and restructuring activities, if any, will be dependent on the underlying facts and circumstances at the time. Income tax expense for the year ended December 31, 2011 included an $8 million expense for a state tax law change.

Net loss. We incurred net loss of $169 million, $304 million and $369 million for the years ended December 31, 2013, 2012 and 2011, respectively, primarily as a result of the factors described above.

Loss per common share. During 2013 and 2012, net loss per common share decreased by $1.40 and $0.34, respectively, as a result of the factors described above in addition to an increase in our weighted average common shares outstanding primarily as a result of warrant exercises in 2013.

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

Adjusted EBITDA is defined as net loss plus net interest expense, income taxes, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, gain on derivative instruments, net and other operating expenses, such as special charges and (gain) loss on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. Adjusted EBITDA is used by management and Charter’s board of directors to evaluate the performance of our business. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. Management evaluates these costs through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

We believe that Adjusted EBITDA and free cash flow provide information useful to investors in assessing our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United States Securities and Exchange Commission). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which fees were in the amount of $201 million, $191 million and $151 million for the years ended December 31, 2013, 2012 and 2011, respectively.

	Years ended December 31,
	2013	2012	2011

Net loss	$(169)	$(304)	$(369)
Plus: Interest expense, net	846	907	963
Income tax expense	120	257	299
Depreciation and amortization	1,854	1,713	1,592
Stock compensation expense	48	50	35
Loss on extinguishment of debt	123	55	143
Gain on derivative instruments, net	(11)	—	—
Other, net	47	16	12

Adjusted EBITDA	$2,858	$2,694	$2,675

Net cash flows from operating activities	$2,158	$1,876	$1,737
Less: Purchases of property, plant and equipment	(1,825)	(1,745)	(1,311)
Change in accrued expenses related to capital expenditures	76	13	57

Free cash flow	$409	$144	$483

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt.  The accreted value of our debt as of December 31, 2013 was $14.2 billion, consisting of $3.9 billion of credit facility debt and $10.3 billion of high-yield notes. Our business requires significant cash to fund principal and interest payments on our debt.  As of December 31, 2013, $414 million of our long-term debt matures in 2014, $65 million in 2015, $93 million in 2016, $1.1 billion in 2017, $673 million in 2018 and $11.9 billion thereafter. As of December 31, 2013, we had other contractual obligations, including interest on our debt, totaling $7.5 billion. During 2014, we currently expect capital expenditures to be approximately $2.2 billion, including approximately $400 million for completion of our 2014 all-digital plan.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $409 million, $144 million and $483 million for the years ended December 31, 2013, 2012 and 2011, respectively. We expect to continue to generate free cash flow for 2014. As of December 31, 2013, the amount available under our credit facilities was approximately $1.1 billion. We expect to utilize free cash flow and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of or reduce the principal on our obligations. The timing and terms of any refinancing transactions will be subject to market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating's revolving credit facility as well as access to the capital markets to fund our projected operating cash needs.

We continue to evaluate the deployment of our anticipated future free cash flow including to reduce our leverage, and to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as stock repurchases and dividends. As possible acquisitions, swaps or dispositions arise in our industry, we actively review them against our objectives including, among other considerations, improving the operational efficiency and clustering of our business and achieving appropriate return targets, and we may participate to the extent we believe these possibilities present attractive opportunities. However, there can be no assurance that we will actually complete any acquisition, disposition or system swap or that any such transactions will be material to our operations or results. See "Part I. Item 1A. Risk Factors - Our inability to successfully acquire and integrate other businesses, assets, products or technologies could harm our operating results."

Free Cash Flow

Free cash flow was $409 million, $144 million and $483 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in free cash flow in 2013 compared to 2012 is primarily due to an increase of $164 million in Adjusted EBITDA, a decrease of $141 million in cash paid for interest due to a decrease in our average interest rate and timing of interest payments with the completion of refinancings, and changes in operating assets and liabilities, excluding the change in accrued interest, that provided $31 million more cash during 2013. The increase in free cash flow was offset by an increase of $80 million in capital expenditures of which $59 million was related to Bresnan.

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

Long-Term Debt

As of December 31, 2013, the accreted value of our total debt was approximately $14.2 billion, as summarized below (dollars in millions):

	December 31, 2013
	Principal Amount	Accreted Value (a)	Semi-Annual Interest Payment Dates	Maturity Date (b)
CCO Holdings, LLC:
7.250% senior notes due 2017	$1,000	$1,000	4/30 & 10/30	10/30/2017
7.000% senior notes due 2019	1,400	1,393	1/15 & 7/15	1/15/2019
8.125% senior notes due 2020	700	700	4/30 & 10/30	4/30/2020
7.375% senior notes due 2020	750	750	6/1 & 12/1	6/1/2020
5.250% senior notes due 2021	500	500	3/15 & 9/15	3/15/2021
6.500% senior notes due 2021	1,500	1,500	4/30 & 10/30	4/30/2021
6.625% senior notes due 2022	750	747	1/31 & 7/31	1/31/2022
5.250% senior notes due 2022	1,250	1,239	3/30 & 9/30	9/30/2022
5.125% senior notes due 2023	1,000	1,000	2/15 & 8/15	2/15/2023
5.750% senior notes due 2023	500	500	3/1 & 9/1	9/1/2023
5.750% senior notes due 2024	1,000	1,000	1/15 & 7/15	1/15/2024
Credit facility due 2014	350	342		9/6/2014
Charter Communications Operating, LLC:
Credit facilities	3,548	3,510		Varies

	$14,248	$14,181

(a)
The accreted values presented above represent the principal amount of the debt less the original issue discount at the time of sale, plus the accretion to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. We have availability under our credit facilities of approximately $1.1 billion as of December 31, 2013.

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

Contractual Obligations

The following table summarizes our payment obligations as of December 31, 2013 under our long-term debt and certain other contractual obligations and commitments (dollars in millions.)

	Payments by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations (a)
Long-Term Debt Principal Payments (a)	$14,248	$414	$158	$1,775	$11,901
Long-Term Debt Interest Payments (b)	5,877	794	1,575	1,567	1,941
Capital and Operating Lease Obligations (c)	136	35	56	35	10
Programming Minimum Commitments (d)	970	227	475	245	23
Other (e)	562	535	27	—	—

Total	$21,793	$2,005	$2,291	$3,622	$13,875

(a)
The table presents maturities of long-term debt outstanding as of December 31, 2013. Refer to Notes 8 and 18 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other contractual obligations and commitments.

(b)
Interest payments on variable debt are estimated using amounts outstanding at December 31, 2013 and the average implied forward London Interbank Offering Rate (“LIBOR”) rates applicable for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2013. Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods.

(c)
We lease certain facilities and equipment under noncancelable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2013, 2012 and 2011, were $34 million, $28 million and $27 million, respectively.

(d)
We pay programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term. Programming costs included in the accompanying statement of operations were approximately $2.1 billion, $2.0 billion and $1.9 billion, for the years ended December 31, 2013, 2012 and 2011, respectively. Certain of our programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.

(e)	“Other” represents other guaranteed minimum commitments, which consist primarily of commitments to our customer premise equipment vendors.

The following items are not included in the contractual obligations table because the obligations are not fixed and/or determinable due to various factors discussed below. However, we incur these costs as part of our operations:

•
We rent utility poles used in our operations. Generally, pole rentals are cancelable on short notice, but we anticipate that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2013, 2012 and 2011 was $49 million, $47 million and $49 million, respectively.

•
We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. We also pay other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $190 million, $176 million and $174 million for the years ended December 31, 2013, 2012 and 2011, respectively.

•	We also have $73 million in letters of credit, primarily to our various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of December 31, 2013, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on December 31, 2013 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on CCO Holdings' notes and credit facility are further restricted by the covenants in its credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $21 million and $7 million in cash and cash equivalents as of December 31, 2013 and 2012, respectively. Additionally, we had $27 million of restricted cash as of December 31, 2012.

Operating Activities. Net cash provided by operating activities increased $282 million from $1.9 billion for the year ended December 31, 2012 to $2.2 billion for the year ended December 31, 2013, primarily due to an increase in Adjusted EBITDA of $164 million and a $141 million decrease in our cash paid for interest offset by changes in operating assets and liabilities, excluding the change in accrued interest and in liabilities related to capital expenditures, that provided $32 million less cash during 2013.

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

Investing Activities. Net cash used in investing activities for the years ended December 31, 2013, 2012 and 2011, was $2.4 billion, $1.7 billion and $1.4 billion, respectively. The increase in 2013 compared to 2012 is primarily due to $676 million cash paid for the Bresnan Acquisition (net of debt assumed) and higher capital expenditures. The increase in 2012 compared to 2011 is primarily due to higher capital expenditures.

Financing Activities. Net cash provided in financing activities was $299 million for the year ended December 31, 2013, and net cash used in financing activities was $134 million and $373 million for the years ended December 31, 2012 and 2011, respectively. The increase in cash provided during the year ended December 31, 2013 as compared to the corresponding period in 2012, was primarily the result of an increase in the amount by which borrowings of long-term debt offset repayments of long-term debt and an increase in proceeds from the exercise of options and warrants. The decrease in cash used during the year ended December 31, 2012 as compared to the corresponding period in 2011, was primarily the result of decreases in purchases of treasury stock offset by a decrease in the amount by which borrowings of long-term debt offset repayments of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.8 billion, $1.7 billion and $1.3 billion for the years ended December 31, 2013, 2012 and 2011, respectively.  The increase related to higher residential and commercial customer growth as well as higher set-top box placement in existing homes and expenditures for back-office support and for real estate related to our organizational realignment, and the acquisition of Bresnan. See the table below for more details.

During 2014, we currently expect capital expenditures to be approximately $2.2 billion. We anticipate 2014 capital expenditures to be driven by our all-digital transition including the deployment of additional set-top boxes in new and existing customer homes, growth in our commercial business, and further spend related to our efforts to insource our service operations as well as product development. The actual amount of our capital expenditures will depend on a number of factors including the growth rates of both our residential and commercial businesses, and the pace at which we progress to all-digital transmission, which we anticipate will comprise approximately $400 million of 2014 capital expenditures.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our liabilities related to capital expenditures increased by $76 million, $13 million and $57 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the years ended December 31, 2013, 2012 and 2011. The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Year ended December 31,
	2013	2012	2011

Customer premise equipment (a)	$841	$795	$585
Scalable infrastructure (b)	352	387	347
Line extensions (c)	219	192	117
Upgrade/rebuild (d)	183	212	130
Support capital (e)	230	159	132

Total capital expenditures (f)	$1,825	$1,745	$1,311

(a)
Customer premise equipment includes costs incurred at the customer residence to secure new customers and revenue generating units, including customer installation costs and customer premise equipment (e.g., set-top boxes and cable modems).

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

(f)
Total capital expenditures include $319 million, $269 million and $195 million of capital expenditures related to commercial services for the years ended December 31, 2013, 2012 and 2011, respectively.

Certain prior period amounts have been reclassified to conform with the 2013 presentation.

Description of Our Outstanding Debt

Overview

As of December 31, 2013 and 2012, the blended weighted average interest rate on our debt was 5.6% and 6.0%, respectively. The interest rate on approximately 84% and 87% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of December 31, 2013 and 2012, respectively. The fair value of our high-yield notes was $10.4 billion and $9.9 billion at December 31, 2013 and 2012, respectively. The fair value of our credit facilities was $3.8 billion and $3.7 billion at December 31, 2013 and 2012, respectively. The fair value of our high-yield notes and credit facilities were based on quoted market prices.

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

Charter Operating Credit Facilities

The Charter Operating credit facilities have an outstanding principal amount of $3.5 billion at December 31, 2013 as follows:

•
A term loan A with a remaining principal amount of $722 million, which is repayable in equal quarterly installments and aggregating $38 million in 2014 and 2015, $66 million in 2016 and $75 million in 2017, with the remaining balance due at final maturity on April 22, 2018;

•
A term loan E with a remaining principal amount of approximately $1.5 billion, which is repayable in equal quarterly installments and aggregating $15 million in each loan year, with the remaining balance due at final maturity on July 1, 2020;

•
A term loan F with a remaining principal amount of approximately $1.2 billion, which is repayable in equal quarterly installments and aggregating $12 million in each loan year, with the remaining balance due at final maturity on January 3, 2021; and

•	A revolving loan with an outstanding balance of $140 million at December 31, 2013 and allowing for borrowings of up to $1.3 billion, maturing on April 22, 2018.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or LIBOR, as defined, plus a margin. The applicable LIBOR margin for the term A loan and revolver is currently 2.00%. The term E and F loans bear interest at LIBOR plus 2.25%, with a LIBOR floor of 0.75%. Charter Operating pays interest equal to LIBOR plus 2.00% on amounts borrowed under the revolving credit facility and pays a revolving commitment fee of 0.30% per annum on the daily average available amount of the revolving commitment, payable quarterly.

The Charter Operating credit facilities also allow us to enter into incremental term loans in the future, with amortization as set forth in the notices establishing such term loans. Although the Charter Operating credit facilities allow for the incurrence of a certain amount of incremental term loans subject to pro-forma compliance with its financial maintenance covenants, no assurance can be given that we could obtain additional incremental term loans in the future if Charter Operating sought to do so or what amount of incremental term loans would be allowable at any given time under the terms of the Charter Operating credit facilities.

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

Credit Facilities — Restrictive Covenants

CCO Holdings Credit Facility

The CCO Holdings credit facility contains covenants that are substantially similar to the restrictive covenants for the CCO Holdings notes except that the leverage ratio is 5.5 to 1.0. See “—Summary of Restricted Covenants of Our Notes.” Any failure to maintain the leverage ratio under the CCO Holdings credit facility is not an event of default but would negatively impact CCO Holdings' ability to incur additional debt or make distributions to its parent. At December 31, 2013, CCO Holdings' leverage ratio was approximately 4.5 to 1.0 for purposes of the CCO Holdings credit facility. The CCO Holdings credit facility contains provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business. The CCO Holdings credit facility permits CCO Holdings and its subsidiaries to make distributions to pay interest on the CCO Holdings notes and the Charter Operating credit facilities provided that, among other things, no default has occurred and is continuing under the CCO Holdings credit facility.

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

•
the failure to comply with specified covenants including the covenant to maintain the consolidated leverage ratio at or below 5.0 to 1.0 and the consolidated first lien leverage ratio at or below 4.0 to 1.0;

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

At December 31, 2013, Charter Operating had a consolidated leverage ratio of approximately 1.3 to 1.0 and a consolidated first lien leverage ratio of 1.1 to 1.0. Both ratios are in compliance with the ratios required by the Charter Operating credit facilities. A failure by Charter Operating to maintain the financial covenants would result in an event of default under the Charter Operating credit facilities and the debt of CCO Holdings. See “- Cross Acceleration” and “Risk Factors - The agreements and instruments governing our debt contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity."
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

Redemption Provisions of Our Notes

The various notes issued by our subsidiaries included in the table may be redeemed in accordance with the following table or are not redeemable until maturity as indicated:

Note Series	Redemption Dates	Percentage of Principal

7.250% senior notes due 2017	October 30, 2013 – October 29, 2014	105.438%
	October 30, 2014 – October 29, 2015	103.625%
	October 30, 2015 – October 29, 2016	101.813%
	Thereafter	100.000%
7.000% senior notes due 2019	January 15, 2014 – January 14, 2015	105.250%
	January 15, 2015 – January 14, 2016	103.500%
	January 15, 2016 – January 14, 2017	101.750%
	Thereafter	100.000%
8.125% senior notes due 2020	April 30, 2015 – April 29, 2016	104.063%
	April 30, 2016 – April 29, 2017	102.708%
	April 30, 2017 – April 29, 2018	101.354%
	Thereafter	100.000%
7.375% senior notes due 2020	December 1, 2015 – November 30, 2016	103.688%
	December 1, 2016 – November 30, 2017	101.844%
	Thereafter	100.000%
5.250% senior notes due 2021	March 15, 2016 – March 14, 2017	103.938%
	March 15, 2017 – March 14, 2018	102.625%
	March 15, 2018 – March 14, 2019	101.313%
	Thereafter	100.000%
6.500% senior notes due 2021	April 30, 2015 – April 29, 2016	104.875%
	April 30, 2016 – April 29, 2017	103.250%
	April 30, 2017 – April 29, 2018	101.625%
	Thereafter	100.000%
6.625% senior notes due 2022	January 31, 2017 – January 30, 2018	103.313%
	January 31, 2018 – January 30, 2019	102.208%
	January 31, 2019 – January 30, 2020	101.104%
	Thereafter	100.000%
5.250% senior notes due 2022	September 30, 2017 – September 29, 2018	102.625%
	September 30, 2018 – September 29, 2019	101.750%
	September 30, 2019 – September 29, 2020	100.875%
	Thereafter	100.000%
5.125% senior notes due 2023	February 15, 2018 – February 14, 2019	102.563%
	February 15, 2019 – February 14, 2020	101.708%
	February 15, 2020 – February 14, 2021	100.854%
	Thereafter	100.000%
5.750% senior notes due 2023	March 1, 2018 – February 28, 2019	102.875%
	March 1, 2019 – February 29, 2020	101.917%
	March 1, 2020 – February 28, 2021	100.958%
	Thereafter	100.000%
5.750% senior notes due 2024	July 15, 2018 – July 14, 2019	102.875%
	July 15, 2019 – July 14, 2020	101.917%
	July 15, 2020 – July 14, 2021	100.958%
	Thereafter	100.000%

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

As of December 31, 2013 and 2012, the principal amount of our debt was approximately $14.2 billion and $12.9 billion, respectively.  As of December 31, 2013 and 2012, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 3.6% and 4.2%, respectively, and the weighted average interest rate on the high-yield notes was approximately 6.4% and 6.7%, respectively, resulting in a blended weighted average interest rate of 5.6% and 6.0%, respectively.  The interest rate on approximately 84% and 87% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of December 31, 2013 and 2012, respectively.

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

Changes in the fair value of interest rate derivative instruments that were designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that met effectiveness criteria were reported in accumulated other comprehensive loss. The amounts were subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affected earnings (losses). For the years ended December 31, 2013, 2012 and 2011, gains of $7 million and losses of $10 million and $8 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in other comprehensive loss.

Due to repayment of variable rate credit facility debt without a LIBOR floor, certain interest rate derivative instruments were de-designated as cash flow hedges during the three months ended March 31, 2013, as they no longer met the criteria for cash flow hedging specified by GAAP. In addition, on March 31, 2013, the remaining interest rate derivative instruments that continued to be highly effective cash flow hedges for GAAP purposes were electively de-designated. On the date of de-designation, we completed a final measurement test for each interest rate derivative instrument to determine any ineffectiveness and such amount was reclassified from accumulated other comprehensive loss into gain on derivative instruments, net in our consolidated statements of operations. For the year ended December 31, 2013, a loss of $27 million related to the reclassification from accumulated other comprehensive loss into earnings as a result of cash flow hedge discontinuance was recorded in gain on derivative instruments, net. While these interest rate derivative instruments are no longer designated as cash flow hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a gain or loss on derivative instruments, net in our consolidated statements of operations. For the year ended December 31, 2013, gains of $38 million related to the change in fair value of interest rate derivative instruments not designated as cash flow hedges was recorded in gain on derivative instruments, net. The balance that remains in accumulated other comprehensive loss for these interest rate derivative instruments will be amortized over the respective lives of the contracts and recorded as a loss within gain on derivative instruments, net in our consolidated statements of operations. The net amount of existing losses that are reported in accumulated other comprehensive loss as of December 31, 2013 that is expected to be reclassified into earnings within the next twelve months is approximately $19 million.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2013 (dollars in millions):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value at December 31, 2013
Debt:
Fixed Rate	$—	$—	$—	$1,000	$—	$9,350	$10,350	$10,384
Average Interest Rate	—%	—%	—%	7.25%	—%	6.28%	6.37%

Variable Rate	$414	$65	$93	$102	$673	$2,551	$3,898	$3,848
Average Interest Rate	2.80%	2.86%	3.84%	4.97%	5.67%	6.83%	6.01%

Interest Rate Instruments:
Variable to Fixed Rate	$800	$300	$250	$850	$—	$—	$2,200	$30
Average Pay Rate	4.65%	4.99%	3.89%	3.84%	—%	—%	4.30%
Average Receive Rate	2.55%	2.75%	4.47%	5.48%	—%	—%	3.93%

At December 31, 2013, we had $2.2 billion in notional amounts of interest rate swaps outstanding. This includes $550 million in delayed start interest rate swaps that become effective in March 2014 through March 2015.  In any future quarter in which a portion of these delayed start hedges first becomes effective, an equal or greater notional amount of the currently effective swaps are scheduled to mature.  Therefore, the $1.7 billion notional amount of currently effective interest rate swaps will gradually step down over time as current swaps mature and an equal or lesser amount of delayed start swaps become effective.

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at December 31, 2013 including applicable bank spread.

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

There was no change in our internal control over financial reporting during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our internal control over financial reporting as of 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (1992). Based on management’s assessment utilizing these criteria we believe that, as of 2013, our internal control over financial reporting was effective.

We acquired Bresnan in July 2013. As permitted by SEC guidance, management excluded these acquired companies from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. In total, Bresnan represented 10% and 3% of our total assets and total revenues, respectively, as of and for the year ended December 31, 2013. Excluding identifiable intangible assets and goodwill recorded in the business combination, Bresnan represented 3% of our total assets as of December 31, 2013.

Our independent auditors, KPMG LLP, have audited our internal control over financial reporting as stated in their report on page F-2.

Item 9B. Other Information.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
Our former principal stockholder, through its management company, Apollo Global Management, LLC (“Apollo”) provided notice to Charter on October 29, 2013, that certain investment funds managed by affiliates of Apollo may be deemed affiliates of CEVA Holdings, LLC (“CEVA”), which through subsidiaries was involved in certain transactions which constitute covered activities under the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). Apollo was previously a principal stockholder of Charter and had two representatives on Charter’s board of directors for the first and a portion of the second quarter of 2013, when some of the covered activities occurred. As a result, we are providing disclosure pursuant to Section 219 of ITRA and Section 13(r) of the Securities Exchange Act of 1934, as amended.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included in Charter’s 2014 Proxy Statement (the “Proxy Statement”) under the headings “Election of Class A Directors,” “Section 16(a) Beneficial Ownership Reporting Requirements,” and “Code of Ethics,” or in amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

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
Thomas M. Rutledge
President, Chief Executive Officer and Director
Date: February 21, 2014

S- 1

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard R. Dykhouse and Kevin D. Howard, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign on his or her behalf individually and in each capacity stated below any and all amendments (including post-effective amendments) to this annual report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Communications, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas M. Rutledge Thomas M. Rutledge	President, Chief Executive Officer, Director (Principal Executive Officer)	February 21, 2014

/s/ Christopher L. Winfrey Christopher L. Winfrey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2014

/s/ Kevin D. Howard Kevin D. Howard	Senior Vice President – Finance, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2014

/s/ Balan Nair Balan Nair	Director	February 21, 2014

/s/ W. Lance Conn W. Lance Conn	Director	February 21, 2014

/s/ Michael Huseby Michael Huseby	Director	February 21, 2014

/s/ Craig A. Jacobson Craig A. Jacobson	Director	February 21, 2014

/s/ Gregory Maffei Gregory Maffei	Director	February 21, 2014

/s/ John Malone John Malone	Director	February 21, 2014

/s/ John D. Markley, Jr. John D. Markley, Jr.	Director	February 21, 2014

/s/ David C. Merritt David C. Merritt	Director	February 21, 2014

/s/ Eric L. Zinterhofer Eric L. Zinterhofer	Director	February 21, 2014

S- 2

Exhibit Index

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit	Description

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

2.2
Purchase Agreement dated February 7, 2013 between CSC Holdings, LLC, and Charter Communications Operating, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on February 12, 2013 (File No. 001-33664).

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

4.5
Registration Rights Agreement relating to the 5.25% senior notes due 2021 and the 5.75% senior notes due 2023, dated as of March 14, 2013, by and among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc. and Deutsche Bank Securities Inc., for itself and the other purchasers named therein (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on March 15, 2013 (File No. 001-33664)).

10.1
Indenture relating to the 8.125% Senior Notes due 2020, dated as of April 18, 2010, by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.6 to the registration statement on Form S-1 of Charter Communications, Inc. filed on June 30, 2010 (File No. 333-167877)).

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

10.9
Fifth Supplemental Indenture dated December 17, 2012 relating to the 5.125% Senior Notes due 2023 by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K of Charter Communications, Inc. filed February 22, 2013 (File No. 001-33664)).

10.10
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

10.11
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

10.12
Eighth Supplemental Indenture relating to the 5.75% senior notes due 2024, dated as of May 3, 2013, by and among CCO Holdings, LLC and CCO Holdings Capital Corp., as Issuers, Charter Communications, Inc., as Parent Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 7, 2013 (File No. 001-33664)).

10.13(a)
Credit Agreement, dated as of March 6, 2007, among CCO Holdings, LLC, the lenders from time to time parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on March 12, 2007 (File No. 000-27927)).

10.13(b)
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

10.13(c)
Pledge Agreement made by CCO Holdings, LLC in favor of Bank of America, N.A., as Collateral Agent, dated as of March 6, 2007 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on March 12, 2007 (File No. 000-27927)).

10.14(a)
Restatement Agreement, dated as of April 11, 2012 by and among Charter Communications Operating, LLC, CCO Holdings, LLC, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on April 17, 2012 (File No. 001-33664)).

10.14(b)
Amendment No. 1 dated March 22, 2013 to the Amended and Restated Credit Agreement dated April 11, 2012 between Charter Communications Operating, LLC, as borrower, CCO Holdings, LLC, as guarantor, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 7, 2013 (File No. 001-33664)).

10.14(c)
Amendment No. 2 dated April 22, 2013 to the Amended and Restated Credit Agreement dated April 11, 2012 between Charter Communications Operating, LLC, as borrower, CCO Holdings, LLC, as guarantor, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 7, 2013 (File No. 001-33664)).

10.14(d)
Amendment No. 3, dated as of June 27, 2013, to the Amended and Restated Credit Agreement dated April 11, 2012 between Charter Communications Operating, LLC, as borrower, CCO Holdings, LLC, as guarantor, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on July 2, 2013 (File No. 001-33664)).

10.14(e)
Amended and Restated Guarantee and Collateral Agreement made by CCO Holdings, LLC, Charter Communications Operating, LLC and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent, as amended and restated as of March 31, 2010 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on April 6, 2010 (File No. 001-33664)).

10.14(f)
Incremental Activation Notice, dated as of May 3, 2013 delivered by Charter Communications Operating, LLC, CCO Holdings, LLC, the Subsidiary Guarantors Party thereto and each Term F Lender party thereto to Bank of America, N.A., as Administrative Agent under the credit agreement, dated as of March 18, 1999 as amended and restated as of March 31, 2010 and as further amended and restated as of April 11, 2012 (incorporated by reference to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 7, 2013 (File No. 001-33664)).

10.14(g)
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

10.15(a)
Registration Rights Agreement dated as of November 30, 2009, by and among Charter Communications, Inc. and certain investors listed therein (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on December 4, 2009 (File No. 001-33664)).

10.15(b)
Amendment No. 1 to the Registration Rights Agreement dated November 30, 2009, by and among Charter Communications, Inc. and certain Investors listed therein (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 6, 2012 (File No. 001-33664)).

10.16(a)
Amended and Restated Management Agreement, dated as of June 19, 2003, between Charter Communications Operating, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 333-83887)).

10.16(b)
First Amendment to the Amended and Restated Management Agreement, dated as of July 20, 2010, between Charter Communications Operating, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 4, 2010 (File No. 001-33664)).

10.17(a)
Second Amended and Restated Mutual Services Agreement, dated as of June 19, 2003 between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.5(a) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.17(b)
First Amendment to the Second Amended and Restated Mutual Services Agreement, dated as of July 20, 2010, between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 4, 2010 (File No. 001-33664)).

10.18+
Charter Communications, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Charter Communications, Inc. filed on May 8, 2012 (File No. 001-33664)).

10.19+
Charter Communications, Inc. Executive Incentive Performance Plan (incorporated by reference to Exhibit 10.21 to the annual report on Form 10-K filed by Charter Communications, Inc. on February 27, 2012 (File No. 001-33664)).

10.20+
Charter Communications, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on December 21, 2009 (File No. 001-33664)).

10.21+
Charter Communications, Inc.'s Amended and Restated Supplemental Deferred Compensation Plan, dated as of September 1, 2011(incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on September 2, 2011 (File No. 001-33664)).

10.22+
Form of Non-Qualified Time Vesting Stock Option Agreement dated April 26, 2011(incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 2, 2011 (File No. 001-33664)).

10.23+
Form of Non-Qualified Price Vesting Stock Option Agreement dated April 26, 2011(incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 2, 2011 (File No. 001-33664)).

10.24+
Form of Restricted Stock Unit Agreement dated April 26, 2011(incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 2, 2011 (File No. 001-33664)).

10.25+
Form of Notice of LTIP Award Agreement Changes (RSU Awards) (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by Charter Communications, inc. on January 22, 2014 (File No. 001-33664)).

10.26+
Form of Notice of LTIP Award Agreement Changes (Time-Vesting Option Awards) (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed by Charter Communications, Inc. on January 22, 2014 (File No. 001-33664)).

10.27+
Form of Notice of LTIP Award Agreement Changes (Restricted Stock Awards) (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed by Charter Communications, inc. on January 22, 2014 (File No. 001-33664)).

10.28+
Form of Notice of LTIP Award Agreement Changes (Performance-Vesting Option Awards) (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K filed by Charter Communications, Inc. on January 22, 2014 (File No. 001-33664)).

10.29+
Form of Stock Option Agreement dated January 15, 2014 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on January 22, 2014 (File No. 001-33664)).

10.30+
Form of Restricted Stock Unit Agreement dated January 15, 2014 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on January 22, 2014 (File No. 001-33664)).

10.31+
Employment Agreement between Thomas Rutledge and Charter Communications, Inc., dated as of December 19, 2011 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on December 19, 2011 (File No. 001-33664)).

10.32(a)+	Amended and Restated Employment Agreement between Christopher L. Winfrey and Charter Communications, Inc., dated effective as of August 31, 2012.
10.32(b)+
The New York Relocation Agreement and Release entered into by and between Charter Communications, Inc. and Christopher Winfrey dated as of October 23, 2012 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Charter Communications, Inc. filed on November 6, 2012 (File No. 001-33664)).

10.33(a)+
Employment Agreement dated as of April 30, 2012, by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664)).

10.33(b)+
Time-Vesting Stock Option Agreement dated as of April 30, 2012 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664)).

10.33(c)+
Performance-Vesting Restricted Stock Agreement dated as of April 30, 2012 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664))

10.33(d)+
Performance-Vesting Stock Option Agreement dated as of April 30, 2012 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664))

10.33(e)+
Time-Vesting Restricted Stock Agreement dated as of April 30, 2012 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664)).

10.34+*	Employment Agreement dated as of July 8, 2013 by and between Charter Communications, Inc. and Catherine C. Bohigian.
10.35(a)+*	Amended and Restated Employment Agreement dated as of February 20, 2013 by and between Charter Communications, Inc. and Richard R. Dykhouse.
10.35(b)+*	The New York Relocation Agreement and Release entered into by and between Charter Communications, Inc. and Richard R. Dykhouse dated as of February 20, 2013.
10.36
Form of First Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 6, 2013 (File No. 001-33664)).

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
101
The following financial information from the Annual Report of Charter Communications, Inc. on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 21, 2014, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Shareholder Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

_____________
*    Filed herewith.
+    Management compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Charter Communications, Inc.:
We have audited the accompanying consolidated balance sheets of Charter Communications, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
The Company acquired Bresnan Broadband Holdings, LLC and subsidiaries (Bresnan) in July 2013 and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, Bresnan’s internal control over financial reporting associated with 10% and 3% of the Company’s total assets and total revenues, respectively, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of the Company as of December 31, 2013 also excluded an evaluation of the internal control over financial reporting of Bresnan.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
(signed) KPMG LLP
St. Louis, Missouri
February 20, 2014

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	December 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21	$7
Restricted cash and cash equivalents	—	27
Accounts receivable, less allowance for doubtful accounts of
$19 and $14, respectively	234	234
Prepaid expenses and other current assets	67	62
Total current assets	322	330

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $4,787 and $3,563, respectively	7,981	7,206
Franchises	6,009	5,287
Customer relationships, net	1,389	1,424
Goodwill	1,177	953
Total investment in cable properties, net	16,556	14,870

OTHER NONCURRENT ASSETS	417	396

Total assets	$17,295	$15,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,467	$1,224
Total current liabilities	1,467	1,224

LONG-TERM DEBT	14,181	12,808
DEFERRED INCOME TAXES	1,431	1,321
OTHER LONG-TERM LIABILITIES	65	94

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
106,144,075 and 101,176,247 shares issued and outstanding, respectively	—	—
Class B common stock; $.001 par value; 25 million shares authorized;
no shares issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no shares issued and outstanding	—	—
Additional paid-in capital	1,760	1,616
Accumulated deficit	(1,568)	(1,392)
Accumulated other comprehensive loss	(41)	(75)
Total shareholders’ equity	151	149

Total liabilities and shareholders’ equity	$17,295	$15,596

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)

	Year Ended December 31,
	2013	2012	2011

REVENUES	$8,155	$7,504	$7,204

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	5,345	4,860	4,564
Depreciation and amortization	1,854	1,713	1,592
Other operating expenses, net	31	15	7

	7,230	6,588	6,163

Income from operations	925	916	1,041

OTHER EXPENSES:
Interest expense, net	(846)	(907)	(963)
Loss on extinguishment of debt	(123)	(55)	(143)
Gain on derivative instruments, net	11	—	—
Other expense, net	(16)	(1)	(5)

	(974)	(963)	(1,111)

Loss before income taxes	(49)	(47)	(70)

Income tax expense	(120)	(257)	(299)

Net loss	$(169)	$(304)	$(369)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(1.65)	$(3.05)	$(3.39)

Weighted average common shares outstanding, basic and diluted	101,934,630	99,657,989	108,948,554

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in millions)

	Year Ended December 31,
	2013	2012	2011

Net loss	$(169)	$(304)	$(369)
Net impact of interest rate derivative instruments, net of tax	34	(10)	(8)

Comprehensive loss	$(135)	$(314)	$(377)

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in millions)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

BALANCE, December 31, 2010	—	—	1,776	(235)	(6)	(57)	1,478
Net loss	—	—	—	(369)	—	—	(369)
Net impact of interest rate derivative instruments, net of tax	—	—	—	—	—	(8)	(8)
Stock compensation expense, net	—	—	36	—	—	—	36
Exercise of options	—	—	5	—	—	—	5
Purchase of treasury stock	—	—	—	—	(733)	—	(733)
Retirement of treasury stock	—	—	(261)	(478)	739	—	—

BALANCE, December 31, 2011	—	—	1,556	(1,082)	—	(65)	409
Net loss	—	—	—	(304)	—	—	(304)
Net impact of interest rate derivative instruments, net of tax	—	—	—	—	—	(10)	(10)
Stock compensation expense, net	—	—	50	—	—	—	50
Exercise of options	—	—	15	—	—	—	15
Purchase of treasury stock	—	—	—	—	(11)	—	(11)
Retirement of treasury stock	—	—	(5)	(6)	11	—	—

BALANCE, December 31, 2012	—	—	1,616	(1,392)	—	(75)	149
Net loss	—	—	—	(169)	—	—	(169)
Net impact of interest rate derivative instruments, net of tax	—	—	—	—	—	34	34
Stock compensation expense, net	—	—	48	—	—	—	48
Exercise of options and warrants	—	—	104	—	—	—	104
Purchase of treasury stock	—	—	—	—	(15)	—	(15)
Retirement of treasury stock	—	—	(8)	(7)	15	—	—

BALANCE, December 31, 2013	$—	$—	$1,760	$(1,568)	$—	$(41)	$151

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(169)	$(304)	$(369)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,854	1,713	1,592
Non-cash interest expense	43	45	34
Loss on extinguishment of debt	123	55	143
Gain on derivative instruments, net	(11)	—	—
Deferred income taxes	112	250	290
Other, net	82	45	33
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	10	34	(24)
Prepaid expenses and other assets	—	(8)	1
Accounts payable, accrued liabilities and other	114	46	37
Net cash flows from operating activities	2,158	1,876	1,737

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,825)	(1,745)	(1,311)
Change in accrued expenses related to capital expenditures	76	13	57
Sales (purchases) of cable systems, net	(676)	19	(88)
Other, net	(18)	(24)	(24)
Net cash flows from investing activities	(2,443)	(1,737)	(1,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	6,782	5,830	5,489
Repayments of long-term debt	(6,520)	(5,901)	(5,072)
Payments for debt issuance costs	(50)	(53)	(62)
Purchase of treasury stock	(15)	(11)	(733)
Proceeds from exercise of options and warrants	104	15	5
Other, net	(2)	(14)	—
Net cash flows from financing activities	299	(134)	(373)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14	5	(2)
CASH AND CASH EQUIVALENTS, beginning of period	7	2	4
CASH AND CASH EQUIVALENTS, end of period	$21	$7	$2

CASH PAID FOR INTEREST	$763	$904	$899

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
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

The Company is a cable operator providing services in the United States. The Company offers to residential and commercial customers traditional cable video programming, Internet services, and voice services, as well as advanced video services such as Charter OnDemand™, high definition television, and digital video recorder (“DVR”) service. The Company sells its cable video programming, Internet, voice, and advanced video services primarily on a subscription basis. The Company also sells local advertising on cable networks and on the Internet and provides fiber connectivity to cellular towers.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; valuations and impairments of property, plant and equipment, intangibles and goodwill; income taxes; contingencies and programming expense. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform with the 2013 presentation.

2.    Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Charter and its wholly owned subsidiaries. The Company consolidates based upon evaluation of the Company’s power, through voting rights or similar rights, to direct the activities of another entity that most significantly impact the entity’s economic performance; its obligation to absorb the expected losses of the entity; and its right to receive the expected residual returns of the entity. All significant inter-company accounts and transactions among consolidated entities have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates market value. Cash and cash equivalents consist primarily of money market funds and commercial paper. Restricted cash and cash equivalents consisted of amounts held in escrow accounts pending final resolution from the Bankruptcy Court. In April 2013, the restrictions on the cash and cash equivalents were resolved.

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
DECEMBER 31, 2013, 2012 AND 2011
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

Customer Relationships

Customer relationships represent the value attributable to the Company’s business relationships with its current customers including the right to deploy and market additional services to these customers.  Customer relationships are amortized on an accelerated basis over the period the relationships with current customers are expected to generate cash flows (8-15 years).

Goodwill

The Company assesses the recoverability of its goodwill as of November 30 of each year, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired.

Other Non-current Assets

Other non-current assets primarily include trademarks, right-of-entry costs and deferred financing costs. Trademarks have been determined to have an indefinite life and are tested annually for impairment. Right-of-entry costs represent costs incurred related to agreements entered into with landlords, real estate companies or owners to gain access to a building in order to provide cable

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

service. Right-of-entry costs are generally deferred and amortized to amortization expense over the term of the agreement. Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowings.

Valuation of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets to be held and used when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life assets, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability. No impairments of long-lived assets to be held and used were recorded in 2013, 2012 and 2011.

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

Revenue Recognition

Revenues from residential and commercial video, Internet and voice services are recognized when the related services are provided. Advertising sales are recognized at estimated realizable values in the period that the advertisements are broadcast. In some cases, the Company coordinates the advertising sales efforts of other cable operators in a certain market and remits amounts received from customers less an agreed-upon percentage to such cable operator. For those arrangements in which the Company acts as a principal, the Company records the revenues earned from the advertising customer on a gross basis and the amount remitted to the cable operator as an operating expense.

Fees imposed on Charter by various governmental authorities are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. Fees of $263 million, $260 million and $249 million for the years ended December 31, 2013, 2012 and 2011, respectively, are reported in video, voice and commercial revenues, on a gross basis with a corresponding operating expense because the Company is acting as a principal. Other taxes, such as sales taxes imposed on the Company's customers collected and remitted to state and local authorities are recorded on a net basis because the Company is acting as an agent in such situation.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

The Company’s revenues by product line are as follows:

	Year Ended December 31,
	2013	2012	2011

Video	$4,030	$3,639	$3,639
Internet	2,186	1,866	1,708
Voice	644	828	858
Commercial	822	658	544
Advertising sales	291	334	292
Other	182	179	163

	$8,155	$7,504	$7,204

Programming Costs

The Company has various contracts to obtain basic, digital and premium video programming from programming vendors whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers. Certain programming contracts contain incentives to be paid by the programmers. The Company receives these payments and recognizes the incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense. This offset to programming expense was $7 million, $6 million and $7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Programming costs included in the accompanying statements of operations were $2.1 billion, $2.0 billion and $1.9 billion for the years ended December 31, 2013, 2012 and 2011, respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred. Such advertising expense was $357 million, $325 million and $285 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Stock-Based Compensation

Restricted stock, restricted stock units, stock options and performance units and shares are measured at the grant date fair value and amortized to stock compensation expense over the requisite service period. The Company recorded $48 million, $50 million and $36 million of stock compensation expense which is included in operating costs and expenses and other operating expenses, net for the years ended December 31, 2013, 2012 and 2011, respectively.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model and Monte Carlo simulations for options and restricted stock units with market conditions. The grant date weighted average assumptions used during the years ended December 31, 2013, 2012 and 2011, respectively, were: risk-free interest rate of 1.5%, 1.5% and 2.5%;

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

expected volatility of 37.8%, 38.4% and 38.4%, and expected lives of 6.3 years, 6.3 years and 6.6 years. The grant date weighted average cost of equity used was 16.2%, 16.2% and 15.5% during the years ended December 31, 2013, 2012 and 2011, respectively. Volatility assumptions were based on historical volatility of Charter and a peer group. The Company’s volatility assumptions represent management’s best estimate and were partially based on historical volatility of a peer group because management does not believe Charter’s pre-emergence from bankruptcy historical volatility to be representative of its future volatility. Expected lives were calculated based on the simplified-method due to insufficient historical exercise data.  The valuations assume no dividends are paid.

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

Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted-average common shares outstanding during the respective periods. Diluted loss per common share equals basic loss per common share for the periods presented, as the effect of stock options and other convertible securities are anti-dilutive because the Company incurred net losses.

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

3.    Acquisition of Bresnan

On July 1, 2013, Charter and Charter Communications Operating, LLC ("Charter Operating") acquired Bresnan Broadband Holdings, LLC and its subsidiaries (collectively, “Bresnan”) from a wholly owned subsidiary of Cablevision Systems Corporation ("Cablevision"), for $1.625 billion in cash, subject to a working capital adjustment, a reduction for certain funded indebtedness of Bresnan and payment of any post-closing refunds of certain Montana property taxes paid under protest by Bresnan prior to the closing. Bresnan manages cable operating systems in Montana, Wyoming, Colorado and Utah. Charter funded the purchase of Bresnan with a $1.5 billion term loan E (see Note 8) and borrowings under the Charter Operating credit facilities. The Company also incurred acquisition related costs of approximately $16 million, which are included in other expense, net and interest expense, net in the consolidated statements of operations for the year ended December 31, 2013.

The Company applied acquisition accounting to Bresnan, and its results of operations are included in the Company's consolidated results of operations following the acquisition date. The total purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values using Level 3 inputs (see Note 12).

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

The tables below present the calculation of the purchase price and the allocation of the purchase price to the assets and liabilities acquired.

Purchase Price:

Purchase price	$1,625
Bresnan debt assumed (including accrued interest)	(962)
Working capital adjustment	13
Cash purchase price, net of cash acquired	$676

Purchase Price Allocation:

Property, plant and equipment	$515
Franchises	722
Customer relationships	249
Goodwill	224
Other noncurrent assets	4
Current assets	16
Current liabilities	(69)
Long-term debt (including accrued interest)	(985)
Cash purchase price, net of cash acquired	$676

Concurrent with the closing of the acquisition, Charter Operating repaid $711 million principal amount outstanding under the Bresnan credit facility and purchased $250 million aggregate principal amount of the 8.00% senior notes due 2018 issued by Bresnan (the “2018 Notes”) for $274 million, including approximately $23 million of tender premium. The 2018 Notes were initially recorded on the balance sheet at fair value, which approximated the principal amount plus the tender premium, with the offset to goodwill.

Charter's consolidated statement of operations for the year ended December 31, 2013 included $270 million of revenue and $17 million of net loss, including $16 million of acquisition related costs described above, from the acquisition of Bresnan.

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

	Year Ended December 31,
	2013	2012
Revenues	$8,419	$8,017
Net loss	$(194)	$(392)
Loss per common share, basic and diluted	$(1.90)	$(3.93)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

4.    Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2013	2012	2011
Balance, beginning of period	$14	$16	$17
Charged to expense	101	105	117
Uncollected balances written off, net of recoveries	(96)	(107)	(118)

Balance, end of period	$19	$14	$16

5.    Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2013 and 2012:

	December 31,
	2013	2012

Cable distribution systems	$7,556	$6,588
Customer equipment and installations	4,061	3,292
Vehicles and equipment	270	195
Buildings and leasehold improvements	425	342
Furniture, fixtures and equipment	456	352

	12,768	10,769
Less: accumulated depreciation	(4,787)	(3,563)

	$7,981	$7,206

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $1.6 billion, $1.4 billion, and $1.3 billion, respectively. Property, plant and equipment increased $515 million as a result of cable system acquisitions during the year ended December 31, 2013.

6.    Franchises, Goodwill and Other Intangible Assets

Franchise rights represent the value attributed to agreements or authorizations with local and state authorities that allow access to homes in cable service areas. For valuation purposes, they are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services to potential customers (service marketing rights).

Franchise assets are tested for impairment annually, or more frequently as warranted by events or changes in circumstances. Franchise assets are aggregated into essentially inseparable units of accounting to conduct valuations. The units of accounting generally represent geographical clustering of our cable systems into groups.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

The Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite lived intangible asset has been impaired. If, after this qualitative assessment, the Company determines that it is not more likely than not that an indefinite lived intangible asset has been impaired, then no further quantitative testing is necessary. In completing the 2013 and 2012 impairment testing, the Company evaluated the impact of various factors to the expected future cash flows attributable to its units of accounting and to the assumed discount rate which would be used to present value those cash flows. Such factors included macro-economic and industry conditions including the capital markets, regulatory, and competitive environment, and costs of programming and customer premise equipment along with changes to our organizational structure and strategies. After consideration of these qualitative factors, the Company concluded that it is more likely than not that the fair value of the franchise assets in each unit of accounting exceeds the carrying value of such assets and therefore did not perform a quantitative analysis in 2013 or 2012.

If we are required to perform a quantitative analysis to test the Company's franchise assets for impairment, the Company determines the estimated fair value utilizing an income approach model based on the present value of the estimated discrete future cash flows attributable to each of the intangible assets identified assuming a discount rate. This approach makes use of unobservable factors such as projected revenues, expenses, capital expenditures, and a discount rate applied to the estimated cash flows. The determination of the discount rate is based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows.

The Company estimates discounted future cash flows using reasonable and appropriate assumptions including among others, penetration rates for video, high-speed Internet, and voice; revenue growth rates; operating margins; and capital expenditures. The assumptions are based on the Company’s and its peers’ historical operating performance adjusted for current and expected competitive and economic factors surrounding the cable industry. The estimates and assumptions made in the Company’s valuations are inherently subject to significant uncertainties, many of which are beyond its control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures and the discount rate utilized. The quantitative franchise valuation completed for the year ended December 31, 2011 showed franchise values in excess of book values and thus resulted in no impairment.

Goodwill is tested for impairment as of November 30 of each year, or more frequently as warranted by events or changes in circumstances. Accounting guidance also permits a qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. If, after this qualitative assessment, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then no further quantitative testing would be necessary. If the Company is required to perform the two-step test under the accounting guidance, the first step involves a comparison of the estimated fair value of each reporting unit to its carrying amount. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the goodwill impairment is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed, and a comparison of the implied fair value of the reporting unit’s goodwill is compared to its carrying amount to determine the amount of impairment, if any. The fair value of the reporting unit, when performing the second step of the goodwill impairment test, is determined using a consistent income approach model as that used for franchise impairment testing. As with the Company's franchise impairment testing, in 2013 and 2012, the Company elected to perform a qualitative assessment for its goodwill impairment testing and concluded that goodwill is not impaired. The Company’s 2011 quantitative impairment analysis also did not result in any goodwill impairment charges.

Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers (less the anticipated customer churn), and are calculated by projecting the discrete future after-tax cash flows from these customers, including the right to deploy and market additional services to these customers. The present value of these after-tax cash flows yields the fair value of the customer relationships. Customer relationships are amortized on an accelerated method over useful lives of 8-15 years based on the period over which current customers are expected to generate cash flows. Customer relationships are evaluated for impairment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable.

The fair value of trademarks is determined using the relief-from-royalty method which applies a fair royalty rate to estimated revenue. Royalty rates are estimated based on a review of market royalty rates in the communications and entertainment industries. As the Company expects to continue to use each trademark indefinitely, trademarks have been assigned an indefinite life and are tested annually for impairment using either a qualitative analysis or quantitative analysis as elected by management. The qualitative

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

analyses in 2013 and 2012 did not identify any factors that would indicate that it was more likely than not that the fair value of trademarks were less than the carrying value and thus resulted in no impairment. The Company’s 2011 quantitative impairment analysis did not result in any trademark impairment charges.

As of December 31, 2013 and 2012, indefinite lived and finite-lived intangible assets are presented in the following table:

	December 31,
	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite lived intangible assets:
Franchises	$6,009	$—	$6,009	$5,287	$—	$5,287
Goodwill	1,177	—	1,177	953	—	953
Trademarks	158	—	158	158	—	158
Other intangible assets	4	—	4	—	—	—

	$7,348	$—	$7,348	$6,398	$—	$6,398

Finite-lived intangible assets:
Customer relationships	$2,617	$1,228	$1,389	$2,368	$944	$1,424
Other intangible assets	130	44	86	105	29	76
	$2,747	$1,272	$1,475	$2,473	$973	$1,500

Amortization expense related to customer relationships and other intangible assets for the years ended December 31, 2013, 2012 and 2011 was $299 million, $293 million and $315 million, respectively. Franchises, customer relationships and goodwill increased by $722 million, $249 million and $224 million, respectively, as a result of the acquisition of Bresnan completed during the year ended December 31, 2013.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

2014	$298
2015	264
2016	231
2017	197
2018	162
Thereafter	323

$1,475

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

7.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of December 31, 2013 and 2012:

	December 31,
	2013	2012

Accounts payable – trade	$91	$107
Accrued capital expenditures	235	156
Deferred revenue	90	81
Accrued liabilities:
Interest	195	155
Programming costs	379	323
Franchise related fees	62	52
Compensation	156	145
Other	259	205

	$1,467	$1,224

8.    Long-Term Debt

Long-term debt consists of the following as of December 31, 2013 and 2012:

	December 31,
	2013		2012
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
7.250% senior notes due October 30, 2017	$1,000	$1,000	$1,000	$1,000
7.875% senior notes due April 30, 2018	—	—	900	900
7.000% senior notes due January 15, 2019	1,400	1,393	1,400	1,392
8.125% senior notes due April 30, 2020	700	700	700	700
7.375% senior notes due June 1, 2020	750	750	750	750
5.250% senior notes due March 15, 2021	500	500	—	—
6.500% senior notes due April 30, 2021	1,500	1,500	1,500	1,500
6.625% senior notes due January 31, 2022	750	747	750	746
5.250% senior notes due September 30, 2022	1,250	1,239	1,250	1,238
5.125% senior notes due February 15, 2023	1,000	1,000	1,000	1,000
5.750% senior notes due September 1, 2023	500	500	—	—
5.750% senior notes due January 15, 2024	1,000	1,000	—	—
Credit facility due September 6, 2014	350	342	350	332
Charter Communications Operating, LLC:
Credit facilities	3,548	3,510	3,337	3,250
	$14,248	$14,181	$12,937	$12,808

The accreted values presented above represent the principal amount of the debt less the original issue discount at the time of sale, plus the accretion to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

is equal to the principal amount of the debt. The Company has availability under its credit facilities of approximately $1.1 billion as of December 31, 2013, and as such, debt maturing in the next twelve months is classified as long-term.

CCO Holdings Notes

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

In May 2011, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.5 billion aggregate principal amount of 6.500% senior notes due 2021. The net proceeds of the issuances were contributed by CCO Holdings to Charter Operating as a capital contribution and inter-company loan and were used to repay indebtedness under the Charter Operating credit facilities. The Company recorded a loss on extinguishment of debt of approximately $53 million for the year ended December 31, 2011 related to these transactions.

In December 2011, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $750 million aggregate principal amount of 7.375% senior notes due 2020. The net proceeds of the issuances were used, along with borrowings under the Charter Operating credit facilities, to finance the tender offers in which $407 million aggregate principal amount of Charter Operating's outstanding 8.000% senior second-lien notes due 2012, $234 million aggregate principal amount of Charter Operating's 10.875% senior second-lien notes due 2014 and $286 million aggregate principal amount of CCH II, LLC's ("CCH II") 13.500% senior notes due 2016 were repurchased. These transactions resulted in a loss on extinguishment of debt for the year ended December 31, 2011 of approximately $19 million.

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

In March 2013, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $500 million aggregate principal amount of 5.250% senior notes due 2021 and $500 million aggregate principal amount of 5.750% senior notes due 2023. The proceeds were used for repaying amounts outstanding under the Charter Operating term loan C facility. The Company recorded a loss on extinguishment of debt of approximately $42 million for the year ended December 31, 2013 related to these transactions.

In May 2013, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.0 billion aggregate principal amount of 5.750% senior notes due 2024. Concurrently with the pricing of the 5.750% senior notes, a tender offer was launched to purchase any and all of the CCO Holdings 7.875% senior notes due 2018. The Company used the proceeds from the issuance to purchase the notes tendered in the tender offer. Any notes not tendered were subsequently called in June 2013. The

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

Company recorded a loss on extinguishment of debt of approximately $65 million for the year ended December 31, 2013 related to these transactions.

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

CCO Holdings may redeem some or all of the CCO Holdings notes at any time at a premium.  The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, if any, on or after varying dates in 2016 through 2021.

In addition, at any time prior to varying dates in 2014 through 2016, CCO Holdings may redeem up to 35% of the aggregate principal amount of the notes at a redemption price at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met.

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

CCH II Notes

In October 2012, the Company redeemed $678 million aggregate principal amount of the CCH II 13.500% senior notes due 2016 at 108.522% of the principal amount. In November 2012, the Company redeemed the remaining $468 million aggregate principal amount of CCH II 13.500% senior notes due 2016 at 106.750% of the principal amount. The transactions resulted in a gain on extinguishment of debt of approximately $52 million for the year ended December 31, 2012.

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

CCO Holdings Credit Facility

CCO Holdings' credit agreement consists of a $350 million term loan facility (the “CCO Holdings credit facility”). The facility matures in September 2014. Borrowings under the CCO Holdings credit facility bear interest at a variable interest rate based on

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

either LIBOR (0.17% as of December 31, 2013) or a base rate plus, in either case, an applicable margin. The applicable margin for LIBOR term loans is 2.50% above LIBOR. If an event of default were to occur, CCO Holdings would not be able to elect LIBOR and would have to pay interest at the base rate plus the applicable margin. The CCO Holdings credit facility is secured by the equity interests of Charter Operating, and all proceeds thereof.

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

In April 2013, Charter Operating entered into an amendment to its credit agreement extending the maturity of its term loan A and revolver one year to 2018, decreasing the applicable LIBOR margin for the term loan A and revolver to 2%, decreasing the undrawn commitment fee on the revolver to 0.30% and increasing the revolver capacity to $1.3 billion. The Company recorded a loss on extinguishment of debt of approximately $2 million for the year ended December 31, 2013 related to these transactions.

In May 2013, Charter Operating entered into a new term loan F facility pursuant to the terms of the Charter Operating credit agreement providing for a $1.2 billion term loan maturing in 2021. Pricing on the new term loan F was set at LIBOR plus 2.25% with a LIBOR floor of 0.75%, and issued at a price of 99.75% of the aggregate principal amount. The Company used the proceeds to repay Charter Operating's existing term loan C due 2016 and term loan D due 2019. The Company recorded a loss on extinguishment of debt of approximately $14 million for the year ended December 31, 2013 related to these transactions.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

at LIBOR plus 2.25% with a LIBOR floor of 0.75%, and the term loan was issued at a price of 99.5% of the aggregate principal amount.

The Charter Operating credit facilities have an outstanding principal amount of $3.5 billion at December 31, 2013 as follows:

•
A term loan A with a remaining principal amount of $722 million, which is repayable in equal quarterly installments and aggregating $38 million in 2014 and 2015, $66 million in 2016 and $75 million in 2017, with the remaining balance due at final maturity on April 22, 2018;

•
A term loan E with a remaining principal amount of approximately $1.5 billion , which is repayable in equal quarterly installments and aggregating $15 million in each loan year, with the remaining balance due at final maturity on July 1, 2020;

•
A term loan F with a remaining principal amount of approximately $1.2 billion , which is repayable in equal quarterly installments and aggregating $12 million in each loan year, with the remaining balance due at final maturity on January 3, 2021; and

•	A revolving loan with an outstanding balance of $140 million at December 31, 2013 and allowing for borrowings of up to $1.3 billion, maturing on April 22, 2018.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or LIBOR (0.17% as of December 31, 2013 and 0.22% as of December 31, 2012), as defined, plus an applicable margin.

The Charter Operating credit facilities also allow us to enter into incremental term loans in the future, with amortization as set forth in the notices establishing such term loans. Although the Charter Operating credit facilities allow for the incurrence of a certain amount of incremental term loans subject to pro-forma compliance with its financial maintenance covenants, no assurance can be given that we could obtain additional incremental term loans in the future if Charter Operating sought to do so or what amount of incremental term loans would be allowable at any given time under the terms of the Charter Operating credit facilities.

The obligations of Charter Operating under the Charter Operating credit facilities (the “Obligations”) are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, and subsidiaries of Charter Operating. The Obligations are also secured by (i) a lien on substantially all of the assets of Charter Operating and its subsidiaries, to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge by CCO Holdings of the equity interests owned by it in Charter Operating or any of Charter Operating’s subsidiaries, as well as inter-company obligations owing to it by any of such entities.

Credit Facilities — Restrictive Covenants

CCO Holdings Credit Facility

The CCO Holdings credit facility contains covenants that are substantially similar to the restrictive covenants for the CCO Holdings notes except that the leverage ratio is 5.50 to 1.0. The CCO Holdings credit facility contains provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business. The CCO Holdings credit facility permits CCO Holdings and its subsidiaries to make distributions to pay interest on the CCO Holdings notes, provided that, among other things, no default has occurred and is continuing under the CCO Holdings credit facility.

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
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

The events of default under the Charter Operating credit facilities include, among other things:

•	the failure to make payments when due or within the applicable grace period;

•
the failure to comply with specified covenants including the covenant to maintain the consolidated leverage ratio at or below 5.0 to 1.0 and the consolidated first lien leverage ratio at or below 4.0 to 1.0;

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

Limitations on Distributions

Distributions by the Company’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under the indentures and credit facilities discussed above, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of December 31, 2013, there was no default under any of these indentures or credit facilities. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by the Company’s subsidiaries may only be made if they have “surplus” as defined in the Delaware Limited Liability Company Act.

Liquidity and Future Principal Payments

The Company continues to have significant amounts of debt, and its business requires significant cash to fund principal and interest payments on its debt, capital expenditures and ongoing operations. As set forth below, the Company has significant future principal payments beginning in 2014 and beyond. The Company continues to monitor the capital markets, and it expects to undertake refinancing transactions and utilize free cash flow and cash on hand to further extend or reduce the maturities of its principal obligations. The timing and terms of any refinancing transactions will be subject to market conditions.

Based upon outstanding indebtedness as of December 31, 2013, the amortization of term loans, and the maturity dates for all senior and subordinated notes, total future principal payments on the total borrowings under all debt agreements as of December 31, 2013, are as follows:

Year	Amount

2014	$414
2015	65
2016	93
2017	1,102
2018	673
Thereafter	11,901

$14,248

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
DECEMBER 31, 2013, 2012 AND 2011
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

During the years ended December 31, 2013, 2012 and 2011, the Company withheld 150,258, 129,417 and 141,175 shares, respectively, of its common stock in payment of $15 million, $9 million and $7 million, respectively, of tax withholdings owed by employees upon vesting of restricted shares.

In December 2011, Charter's board of directors approved the retirement of treasury stock and 14.8 million shares of treasury stock were retired as of December 31, 2011. The remaining 49,332 shares received in January 2012 were retired in January 2012.

In December 2013 and 2012, Charter's board of directors approved the retirement of treasury stock and 150,258 and 129,417 shares of treasury stock were retired as of December 31, 2013 and 2012, respectively.

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

10.    Common Stock

Charter’s Class A common stock and Class B common stock are identical except with respect to certain voting, transfer and conversion rights. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock were entitled to votes equaling 35% of the voting interests in Charter on a fully diluted basis. The Company currently does not have any outstanding Class B Common Stock. Pursuant to the terms of the Certificate of Incorporation of Charter, on January 18, 2011, the Disinterested Members of the Board of Directors of Charter caused a conversion of the shares of Class B common stock into shares of Class A common stock on a one-for-one basis.

Charter has outstanding 5.1 million warrants to purchase shares of Charter Class A common stock with an exercise price of $46.86 per share and 0.8 million warrants to purchase shares of Charter Class A common stock with an exercise price $51.28 per share, both of which expire on November 30, 2014. Charter also has outstanding 0.8 million warrants to purchase shares of Charter Class A common stock with an exercise price of $19.80 per share that expire on November 30, 2016 owned by Paul G. Allen ("Mr. Allen"), the Company's former principal stockholder. The warrants are included in the accompanying balance sheets in total shareholders’ equity.

In 2013, the Company issued approximately 4.5 million shares of Charter Class A common stock as a result of exercises by holders who received warrants pursuant to the Joint Plan of Reorganization upon the Company's emergence from bankruptcy. The exercises resulted in proceeds to the Company of approximately $76 million.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

The following table summarizes our shares outstanding for the three years ended December 31, 2013:

	Class A Common Stock	Class B Common Stock

BALANCE, December 31, 2010	112,317,691	2,241,299
Conversion of Class B common stock into Class A	2,241,299	(2,241,299)
Restricted stock issuances, net of cancellations	472,099	—
Option exercises	140,893	—
Stock issuances pursuant to employment agreements	7,000	—
Purchase of treasury stock (see Note 9)	(14,608,564)	—

BALANCE, December 31, 2011	100,570,418	—
Option exercises	370,715	—
Restricted stock issuances, net of cancellations	182,537	—
Stock issuances from exercise of warrants	179,850	—
Restricted stock unit vesting	51,476	—
Purchase of treasury stock (see Note 9)	(178,749)	—

BALANCE, December 31, 2012	101,176,247	—
Option exercises	543,221	—
Restricted stock issuances, net of cancellations	4,879	—
Stock issuances from exercise of warrants	4,481,656	—
Restricted stock unit vesting	88,330	—
Purchase of treasury stock (see Note 9)	(150,258)	—

BALANCE, December 31, 2013	106,144,075	—

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

The effect of interest rate derivative instruments on the Company’s consolidated balance sheets is presented in the table below:

	December 31, 2013	December 31, 2012

Other long-term liabilities:
Fair value of interest rate derivatives designated as hedges	$—	$67
Fair value of interest rate derivatives not designated as hedges	$22	$—

Accrued interest:
Fair value of interest rate derivatives designated as hedges	$—	8
Fair value of interest rate derivatives not designated as hedges	$8	$—

Accumulated other comprehensive loss:
Fair value of interest rate derivatives designated as hedges	$—	$(75)
Fair value of interest rate derivatives not designated as hedges	$(41)	$—

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

Due to repayment of variable rate credit facility debt without a LIBOR floor, certain interest rate derivative instruments were de-designated as cash flow hedges during the three months ended March 31, 2013, as they no longer met the criteria for cash flow hedging specified by GAAP. In addition, on March 31, 2013, the remaining interest rate derivative instruments that continued to be highly effective cash flow hedges for GAAP purposes were electively de-designated. On the date of de-designation, the Company completed a final measurement test for each interest rate derivative instrument to determine any ineffectiveness and such amount was reclassified from accumulated other comprehensive loss into gain on derivative instruments, net in the Company's consolidated statements of operations. While these interest rate derivative instruments are no longer designated as cash flow hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a gain or loss on derivative instruments, net in the Company's consolidated statements of operations. The balance that remains in accumulated other comprehensive loss for these interest rate derivative instruments will be amortized over the respective lives of the contracts and recorded as a loss within gain on derivative instruments, net in the Company's consolidated statements of operations. The estimated net amount of existing losses that are reported in accumulated other comprehensive loss as of December 31, 2013 that is expected to be reclassified into earnings within the next twelve months is approximately $19 million.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

The effects of derivative instruments on the Company’s consolidated statements of comprehensive loss and consolidated statements of operations is presented in the table below.

	Year Ended December 31, 2013
	2013	2012	2011

Gain (loss) on derivative instruments, net:
Change in fair value of interest rate derivative instruments not designated as cash flow hedges	$38	$—	$—
Loss reclassified from accumulated other comprehensive loss into earnings as a result of cash flow hedge discontinuance	$(27)	$—	$—

Interest expense:
Loss reclassified from accumulated other comprehensive loss into interest expense	$(10)	$(36)	$(39)

As of December 31, 2013 and 2012, the Company had $2.2 billion and $3.1 billion in notional amounts of interest rate derivative instruments outstanding. This includes $550 million in delayed start interest rate derivative instruments that become effective in March 2014 through March 2015.  In any future quarter in which a portion of these delayed start interest rate derivative instruments first becomes effective, an equal or greater notional amount of the currently effective interest rate derivative instruments are scheduled to mature.  Therefore, the $1.7 billion notional amount of currently effective interest rate derivative instruments will gradually step down over time as current interest rate derivative instruments mature and an equal or lesser amount of delayed start interest rate derivative instruments become effective.

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

12.    Fair Value Measurements

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of December 31, 2013 and 2012 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

The estimated fair value of the Company’s debt at December 31, 2013 and 2012 are based on quoted market prices and is classified within Level 1 (defined below) of the valuation hierarchy.

A summary of the carrying value and fair value of the Company’s debt at December 31, 2013 and 2012 is as follows:

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
CCO Holdings debt	$10,329	$10,384	$9,226	$9,933
Credit facilities	$3,852	$3,848	$3,582	$3,695
The interest rate derivatives were valued as $30 million and $75 million liabilities as of December 31, 2013 and 2012, respectively, using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk) and were classified within Level 2 (defined above) of the valuation hierarchy. The weighted average pay rate for the Company’s currently effective interest rate swaps was 2.17% and 2.25% at December 31, 2013 and 2012 (exclusive of applicable spreads).

Non-financial Assets and Liabilities

The Company’s non-financial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded in 2013, 2012 and 2011.

13.     Operating Costs and Expenses

Operating costs and expenses consist of the following for the years presented:

	Year Ended December 31,
	2013	2012	2011
Programming	$2,146	$1,965	$1,860
Franchise, regulatory and connectivity	399	383	371
Costs to service customers	1,514	1,363	1,268
Marketing	479	422	387
Other	807	727	678

	$5,345	$4,860	$4,564

Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming. Franchise, regulatory and connectivity costs represent payments to franchise and regulatory authorities and costs directly related to providing Internet and voice services. Costs to service customers include residential and commercial costs related to field operations, network operations and customer care including labor, reconnects, maintenance, billing, occupancy and vehicle costs. Marketing costs represents the costs of marketing to our current and potential commercial and residential customers including labor costs. Other includes bad debt and collections expense, corporate overhead, commercial and advertising sales expenses, property tax and insurance and stock compensation expense, among others.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

14.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the years presented:

	Year Ended December 31,
	2013	2012	2011

(Gain)/loss on sale of assets, net	$8	$(5)	$(4)
Special charges, net	23	20	11

	$31	$15	$7

(Gain) loss on sale of assets, net

(Gain) loss on sale of assets represents the gain or loss recognized on the sales and disposals of fixed assets and cable systems.

Special charges, net

Special charges, net for the years ended 2013, 2012 and 2011 primarily include severance charges and net amounts of litigation settlements.

15.     Stock Compensation Plans

Charter’s 2009 Stock Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock, restricted stock units and restricted stock.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting services for the Company, are eligible for grants under the 2009 Stock Incentive Plan. The 2009 Stock Incentive Plan allows for the issuance of up to 14 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock).

Stock options generally vest annually over three or four years from either the grant date or delayed vesting commencement dates. Stock options generally expire ten years from the grant date. Restricted stock vests annually over a one to four-year period beginning from the date of grant. A portion of stock options and restricted stock vest based on achievement of stock price hurdles. Restricted stock units have no voting rights and generally vest over three or four years from either the grant date or delayed vesting commencement dates. As of December 31, 2013, total unrecognized compensation remaining to be recognized in future periods totaled $34 million for stock options, $18 million for restricted stock and $18 million for restricted stock units and the weighted average period over which they are expected to be recognized is 2 years for stock options, 2 years for restricted stock and 3 years for restricted stock units.

The Company recorded $48 million, $50 million and $36 million of stock compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively, which is included in operating costs and expenses and other operating expenses, net.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

A summary of the activity for the Company’s stock options for the years ended December 31, 2013, 2012 and 2011, is as follows (amounts in thousands, except per share data):

	Year Ended December 31,
	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	3,552	$54.35	4,018	$49.53	1,431	$35.12
Granted	276	$108.89	813	$69.00	3,042	$54.30
Exercised	(543)	$51.22	(371)	$40.57	(141)	$35.38
Canceled	(143)	$50.54	(908)	$51.74	(314)	$36.40

Outstanding, end of period	3,142	$59.86	3,552	$54.35	4,018	$49.53

Weighted average remaining contractual life	7	years	8	years	9	years

Options exercisable, end of period	1,128	$52.07	469	$46.23	189	$34.92

Weighted average fair value of options granted	$41.52		$28.17		$23.03

A summary of the activity for the Company’s restricted stock for the years ended December 31, 2013, 2012 and 2011, is as follows (amounts in thousands, except per share data):

	Year Ended December 31,
	2013		2012		2011
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price

Outstanding, beginning of period	928	$54.16	1,115	$45.72	1,081	$34.81
Granted	13	$101.81	244	$60.48	669	$53.16
Vested	(280)	$51.62	(370)	$36.02	(438)	$34.98
Canceled	(8)	$56.50	(61)	$35.25	(197)	$34.98

Outstanding, end of period	653	$56.14	928	$54.16	1,115	$45.72

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

A summary of the activity for the Company’s restricted stock units for the years ended December 31, 2013, 2012 and 2011, is as follows (amounts in thousands, except per share data):

	Year Ended December 31,
	2013		2012		2011
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price

Outstanding, beginning of period	327	$61.79	273	$54.86	—	$—
Granted	73	$109.96	142	$71.33	276	$54.87
Vested	(88)	$61.17	(52)	$56.59	—	$—
Canceled	(24)	$55.28	(36)	$54.47	(3)	$55.12

Outstanding, end of period	288	$74.73	327	$61.79	273	$54.86

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

For the years ended December 31, 2013, 2012, and 2011, the Company recorded deferred income tax expense and benefits as shown below. Income tax expense is recognized primarily through increases in deferred tax liabilities related to the Company's investment in Charter Holdco, as well as through current federal and state income tax expense and increases in the deferred tax liabilities of certain of its indirect corporate subsidiaries. Income tax benefits are realized through reductions in the deferred tax liabilities related to Charter’s investment in Charter Holdco, as well as the deferred tax liabilities of certain of Charter’s indirect corporate subsidiaries. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

Current and deferred income tax expense is as follows:

	Year Ended December 31,
	2013	2012	2011

Current expense:
Federal income taxes	$(1)	$—	$—
State income taxes	(7)	(7)	(9)

Current income tax expense	(8)	(7)	(9)

Deferred expense:
Federal income taxes	(101)	(223)	(258)
State income taxes	(11)	(27)	(32)

Deferred income tax expense	(112)	(250)	(290)

Total income tax expense	$(120)	$(257)	$(299)

Income tax expense for the year ended December 31, 2013 decreased compared to the corresponding prior period, primarily as a result of step-ups in basis of indefinite-lived assets for tax, but not GAAP purposes, including the effects of partnership gains related to financing transactions and a partnership restructuring, which decreased the Company's net deferred tax liability related to indefinite-lived assets by $137 million.

Of the $137 million decrease in net deferred tax liability, $101 million of deferred tax benefits correspond to gains recognized by corporate subsidiaries of Charter, which are partners in Charter Holdco, and resulted primarily from the repayment of Charter Operating credit facility debt with proceeds from the CCO Holdings notes issued in March 2013, see Note 8. The repayment of Charter Operating credit facility debt, which is not guaranteed by Charter, with proceeds from the notes, which are guaranteed by Charter, had the effect of reducing the amount of debt allocable to the non-guarantor corporate subsidiaries of Charter. For partnership tax purposes, the reduction in the amount of non-guaranteed debt available to allocate to these corporate subsidiaries caused them to recognize gains due to limited basis in their partnership interests in Charter Holdco. These gains result in a step-up in the underlying tax basis of Charter Holdco's assets and a corresponding reduction in the deferred tax liabilities for financial reporting purposes. In addition, on December 31, 2013, Charter restructured one of its tax partnerships which resulted in a $405 million net step-up to primarily intangible assets and a deferred income tax benefit of $36 million due to a shift in step-ups to indefinite-lived intangibles. The tax provision in future periods will vary based on various factors including changes in the Company's deferred tax liabilities attributable to indefinite-lived intangibles, as well as future operating results, however the Company does not anticipate having such a large reduction in tax expense attributable to these items unless it enters into similar future financing or restructuring transactions. The ultimate impact on the tax provision of such future financing and restructuring activities, if any, will be dependent on the underlying facts and circumstances at the time.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 35% for the years ended December 31, 2013, 2012, and 2011, respectively, as follows:

	Year Ended December 31,
	2013	2012	2011

Statutory federal income taxes	$17	$17	$24
Statutory state income taxes, net	(7)	(7)	(9)
Nondeductible expenses	(3)	(6)	(5)
Change in valuation allowance	(127)	(264)	(312)
State rate changes	4	—	—
Other	(4)	3	3

Income tax expense	$(120)	$(257)	$(299)

For the years ended December 31, 2012 and 2011, the change in valuation allowance includes an increase of $4 million and $3 million, respectively, related to adjustments to cash flow hedges included in other comprehensive income. In addition, the change in the valuation allowance above for the year ended December 31, 2013 differs from the change between the beginning and ending deferred tax position due to a reduction of certain deferred tax assets and valuation allowance with no impact to the consolidated statements of operations.

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below.

	December 31,
	2013	2012
Deferred tax assets:
Goodwill	$274	$199
Investment in partnership	289	448
Loss carryforwards	3,170	2,943
Other intangibles	48	—
Accrued and other	112	135

Total gross deferred tax assets	3,893	3,725
Less: valuation allowance	(2,961)	(2,851)

Deferred tax assets	$932	$874

Deferred tax liabilities:
Indefinite life intangibles	$(1,205)	$(1,094)
Other intangibles	—	(256)
Property, plant and equipment	(901)	(575)
Indirect corporate subsidiaries:
Indefinite life intangibles	(122)	(120)
Other	(119)	(132)

Deferred tax liabilities	(2,347)	(2,177)

Net deferred tax liabilities	$(1,415)	$(1,303)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

Included in net deferred tax liabilities above is net current deferred assets of $16 million and $18 million as of December 31, 2013 and 2012, respectively, included in prepaid expenses and other current assets in the accompanying consolidated balance sheets of the Company. Net deferred tax liabilities included approximately $226 million and $219 million at December 31, 2013 and 2012, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate federal or state income tax returns.  The remainder of the Company's net deferred tax liability arose from Charter's investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

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

As of December 31, 2013, Charter and its indirect corporate subsidiaries had approximately $8.3 billion of federal tax net operating loss carryforwards resulting in a gross deferred tax asset of approximately $2.9 billion. Federal tax net operating loss carryforwards expire in the years 2021 through 2033.  These losses resulted from the operations of Charter Holdco and its subsidiaries. In addition, as of December 31, 2013, Charter and its indirect corporate subsidiaries had state tax net operating loss carryforwards, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $276 million. State tax net operating loss carryforwards generally expire in the years 2014 through 2033. Included in the loss carryforwards is $63 million of loss, the tax benefit of which will be recorded through equity when realized as a reduction of income tax payable.

On May 1, 2013, Liberty Media Corporation (“Liberty Media”) completed its purchase of a 27% beneficial interest in Charter (see Note 17). Upon closing, Charter experienced a second “ownership change” as defined in Section 382 of the Internal Revenue Code resulting in a second set of limitations on Charter’s use of its existing federal and state net operating losses, capital losses, and tax credit carryforwards. The first ownership change limitations that applied as a result of our emergence from bankruptcy in 2009 will also continue to apply. As of December 31, 2013, $2.1 billion of federal tax loss carryforwards are unrestricted and available for Charter’s immediate use, while approximately $6.2 billion of federal tax loss carryforwards are still subject to Section 382 and other restrictions. Pursuant to these restrictions, Charter estimates that approximately $2.0 billion, $2.0 billion and $400 million in the years 2014 to 2016, respectively, and an additional $226 million annually over each of the next 8 years of federal tax loss carryforwards should become unrestricted and available for Charter's use. Since the limitation amounts accumulate for future use to the extent they are not utilized in any given year, Charter believes its loss carryforwards should become fully available to offset future taxable income, if any. Charter’s state loss carryforwards and indirect corporate subsidiaries’ loss carryforwards are subject to similar, but varying limitations on their future use. If the Company was to experience another “ownership change” in the future, its ability to use its loss carryforwards could be subject to further limitations.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
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

Balance at December 31, 2011	$228
Additions based on tax positions related to prior year	1
Reductions due to tax positions related to prior year	(27)

Balance at December 31, 2012	202
Additions based on tax positions related to prior year	—
Reductions due to tax positions related to prior year	(202)

Balance at December 31, 2013	$—

The Company's entire reserve for uncertain tax positions includes tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the character of the deductibility. Included in the balance at December 31, 2013, is $202 million of net reductions related to losses which were offset by gains discussed above. The change in character of the deduction would not impact the annual effective tax rate after consideration of the valuation allowance. The deductions for the uncertain tax positions are included with the loss carryforwards in the deferred tax assets and therefore there is no impact to the financial statements.

No tax years for Charter or Charter Holdco, for income tax purposes, are currently under examination by the IRS.  Tax years ending 2010 through 2013 remain subject to examination and assessment. Years prior to 2010 remain open solely for purposes of examination of Charter’s loss and credit carryforwards.

17.    Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers, and affiliates of the Company are involved or, in the case of the management arrangements, subsidiaries that are debt issuers that pay certain of their parent companies for services.

Charter is a party to management arrangements with Charter Holdco and certain of its subsidiaries. Under these agreements, Charter and Charter Holdco provide management services for the cable systems owned or operated by their subsidiaries. Costs associated with providing these services are charged directly to the Company’s operating subsidiaries and are included within operating costs and expenses in the accompanying consolidated statements of operations. Such costs totaled $305 million, $247 million, and $249 million for the years ended December 31, 2013, 2012, and 2011, respectively. All other costs incurred on behalf of Charter’s operating subsidiaries are considered a part of the management fee and are recorded as a component of operating costs and expenses, in the accompanying consolidated financial statements. The management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Charter Holdco and Charter on behalf of the Company’s operating subsidiaries in 2013, 2012, and 2011.

Liberty Media

On May 1, 2013, Liberty Media completed its purchase from investment funds managed by, or affiliated with, Apollo Global Management, LLC ("Apollo"), Oaktree Capital Management, L.P. ("Oaktree") and Crestview Partners ("Crestview") of approximately 26.9 million shares and warrants to purchase approximately 1.1 million shares in Charter for approximately $2.6 billion (the "Liberty Media Transaction"), which represents an approximate 27% beneficial ownership in Charter and a price per share of $95.50.

In connection with the Liberty Media Transaction, Charter entered into a stockholders agreement with Liberty Media that, among other things, provided Liberty Media with the right to designate four directors for appointment to Charter's board of directors in

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

connection with the closing. Liberty Media designated John Malone, Chairman of Liberty Media, Gregory Maffei, president and chief executive officer of Liberty Media, Balan Nair, executive vice president and chief technology officer of Liberty Global plc, and Michael Huseby, chief executive officer of Barnes & Noble, Inc. Charter’s board of directors appointed these directors effective upon the resignations of Stan Parker, Darren Glatt, Bruce Karsh and Edgar Lee in connection with the closing of the Liberty Media Transaction on May 1, 2013. Subject to Liberty Media’s continued ownership level in Charter, the stockholders agreement also provides that Liberty Media can designate up to four directors as nominees for election to Charter’s board of directors at least through Charter’s 2015 annual meeting of stockholders, and that up to one of these individuals may serve on each of the Audit Committee, the Nominating and Corporate Governance Committee, and Compensation and Benefits Committee of Charter’s board of directors. Consistent with these provisions, the board appointed Dr. Malone to serve on the Nominating and Corporate Governance Committee, Mr. Maffei to serve on the Finance Committee and the Compensation and Benefits Committee and Mr. Huseby to serve on the Audit Committee.

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

The Company is aware that Dr. Malone may be deemed to have a 34.5% voting interest in Liberty Interactive Corp. (“Liberty Interactive”) and is Chairman of the board of directors, an executive officer position, of Liberty Interactive. Liberty Interactive owns 36.9% of the common stock of HSN, Inc. (“HSN”) and has the right to elect 20% of the board members of HSN. Liberty Interactive wholly owns QVC, Inc (“QVC”). The Company has programming relationships with HSN and QVC which pre-date the Liberty Media Transaction. For the nine months ended December 31, 2013, the Company received payments in aggregate of approximately $10 million from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in Charter's footprint.
Dr. Malone also serves on the board of directors of Discovery Communications, Inc., (“Discovery”) and the Company is aware that Dr. Malone owns 4.3% in the aggregate of the common stock of Discovery and has a 29.2% voting interest in Discovery for the election of directors. In addition, Dr. Malone owns 9.2% in the aggregate of the common stock of Starz and has 42.8% of the voting power. Mr. Maffei is a non-executive Chairman of the board of Starz. The Company purchases programming from both Discovery and Starz pursuant to agreements entered into prior to the Liberty Media Transaction and Dr. Malone and Mr. Maffei joining Charter's board of directors. Based on publicly available information, the Company does not believe that either Discovery or Starz would currently be considered related parties. The amounts paid in aggregate to Discovery and Starz represent less than 3% of total operating costs and expenses for the nine months ended December 31, 2013.

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

In August 2012, the Company and the Company's then three largest holders, Apollo, Oaktree and Crestview amended the Registration Rights Agreement to provide for sales of shares of the Company's Class A common stock in a block trade through an underwriter and the related mechanics for block trades.  Because the amendment involved the Company and affiliates, it was deemed a related party transaction.  The amendment was considered and approved by the Audit Committee.  Charter received no compensation from entering into the amendment nor from any subsequent sales of shares.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

Stock Repurchases

See “Note 9. Treasury Stock” for the description of Charter’s purchase of shares of its Class A common stock from Franklin Advisers, Inc., Oaktree and Apollo. At the time of the purchase, funds advised by Franklin Advisers, Inc., Oaktree and Apollo beneficially each held more than 10% of Charter’s Class A common stock.

18.    Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of December 31, 2013 for its contractual obligations.

	Total	2014	2015	2016	2017	2018	Thereafter

Contractual Obligations
Capital and Operating Lease Obligations (1)	$136	$35	$30	$26	$22	13	$10
Programming Minimum Commitments (2)	970	227	236	239	236	9	23
Other (3)	562	535	22	5	—	—	—

Total	$1,668	$797	$288	$270	$258	$22	$33

(1) The Company leases certain facilities and equipment under non-cancelable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2013, 2012 and 2011 were $34 million, $28 million, $27 million, respectively.

(2) The Company pays programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term. Programming costs included in the accompanying statement of operations were $2.1 billion, $2.0 billion and $1.9 billion for the years ended December 31, 2013, 2012, and 2011 respectively. Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.

(3) “Other” represents other guaranteed minimum commitments, which consist primarily of commitments to the Company's customer premise equipment vendors.

The following items are not included in the contractual obligation table due to various factors discussed below. However, the Company incurs these costs as part of its operations:

•
The Company rents utility poles used in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2013, 2012, and 2011 was $49 million, $47 million, and $49 million, respectively.

•
The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. The Company also pays other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $190 million, $176 million, and $174 million for the years ended December 31, 2013, 2012, and 2011 respectively.

•	The Company also has $73 million in letters of credit, primarily to its various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

Litigation

The Montana Department of Revenue ("Montana DOR") generally assesses property taxes on cable companies at 3% and on telephone companies at 6%. Historically, Bresnan's cable and telephone operations have been taxed separately by the Montana DOR. In 2010, the Montana DOR assessed Bresnan as a single telephone business and retroactively assessed it as such for 2007 through 2009. Bresnan filed a declaratory judgment action against the Montana DOR in Montana State Court challenging its property tax classifications for 2007 through 2010. Under Montana law, a taxpayer must first pay a current assessment of disputed property tax in order to challenge such assessment. In accordance with that law, Bresnan paid the disputed 2010, 2011 and 2012 property tax assessments of approximately $5 million, $11 million and $9 million, respectively, under protest. No payments for additional tax for 2007 through 2009, which could be up to approximately $16 million, including interest, were made at that time. On September 26, 2011, the Montana State Court granted Bresnan's summary judgment motion seeking to vacate the Montana DOR's retroactive tax assessments for the years 2007, 2008 and 2009. The Montana DOR's assessment for 2010 was the subject of a trial, which took place the week of October 24, 2011. On July 6, 2012, the Montana State Court entered judgment in favor of Bresnan, ruling that the Montana's DOR 2010 assessment was invalid and contrary to law, vacating the 2010 assessment, and directing that the Montana DOR refund the amounts paid by Bresnan under protest, plus interest and certain costs. The Montana DOR filed a notice of appeal to the Montana Supreme Court on September 20, 2012. The appeal was fully briefed, and was argued to the Montana Supreme Court in September 2013. On December 2, 2013, the Montana Supreme Court reversed the trial court’s decision and remanded the matter to the trial court. Charter filed a petition for rehearing which was denied on January 7, 2014. At this point, there have been no further proceedings before the trial court, although Charter has filed pleadings to renew challenges to the Montana DOR’s assessments that had been mooted by the Montana State Court’s prior ruling. With respect to the Montana Supreme Court ruling, Charter’s primary remaining course of action is an appeal to the U.S. Supreme Court. A decision has not been made as to whether this appeal will be pursued. Pending entry of a final judgment, the Montana DOR continues to hold Charter's protest payments aggregating approximately $25 million in escrow and continues to assess the Company as a single telephone business. The Company will make additional protest payments until a final judgment is entered, including payments for 2007, 2008 and 2009. The prior years' assessments are accrued in the Company's financial statements.

The Company is a defendant, co-defendant or plaintiff seeking declaratory judgments in several lawsuits involving alleged infringement of various patents relating to various aspects of its businesses.  Other industry participants are also defendants or plaintiffs seeking declaratory judgments in certain of these cases. In the event that a court ultimately determines that the Company infringes on any intellectual property rights, the Company may be subject to substantial damages and/or an injunction that could require the Company or its vendors to modify certain products and services the Company offers to its subscribers, as well as negotiate royalty or license agreements with respect to the patents at issue.  While the Company believes the lawsuits are without merit and intends to defend the actions vigorously, no assurance can be given that any adverse outcome would not be material to the Company's consolidated financial condition, results of operations, or liquidity. The Company cannot predict the outcome of any such claims nor can it reasonably estimate a range of possible loss.

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
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

19.    Employee Benefit Plan

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan. Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. Each payroll period, the Company will contribute to the 401(k) Plan the total amount of the salary reduction the employee elects to defer between 1% and 50%. The Company’s matching contribution is discretionary and is equal to 50% of the amount of the salary reduction the participant elects to defer (up to 6% of the participant’s eligible compensation), excluding any catch-up contributions and is paid by the Company on a per pay period basis.  The Company made contributions to the 401(k) plan totaling $16 million, $8 million and $6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

20.    Recently Issued Accounting Standards

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

21.    Unaudited Quarterly Financial Data

The following table presents quarterly data for the periods presented on the consolidated statement of operations:

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,917	$1,972	$2,118	$2,148
Income from operations	$223	$236	$220	$246
Net income (loss)	$(42)	$(96)	$(70)	$39

Income (loss) per common share:
Basic	$(0.42)	$(0.96)	$(0.68)	$0.38
Diluted	$(0.42)	$(0.96)	$(0.68)	0.35

Weighted average common shares outstanding:
Basic	100,327,418	100,600,678	102,924,443	103,836,535
Diluted	100,327,418	100,600,678	102,924,443	111,415,982

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
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

Condensed consolidating financial statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$5	$—	$16	$—	$21
Accounts receivable, net	4	4	—	226	—	234
Receivables from related party	54	170	11	—	(235)	—
Prepaid expenses and other current assets	14	10	—	43	—	67
Total current assets	72	189	11	285	(235)	322

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	30	—	7,951	—	7,981
Franchises	—	—	—	6,009	—	6,009
Customer relationships, net	—	—	—	1,389	—	1,389
Goodwill	—	—	—	1,177	—	1,177
Total investment in cable properties, net	—	30	—	16,526	—	16,556

CC VIII PREFERRED INTEREST	—	392	—	—	(392)	—

INVESTMENT IN SUBSIDIARIES	1,295	325	10,592	—	(12,212)	—

LOANS RECEIVABLE – RELATED PARTY	—	318	461	—	(779)	—

OTHER NONCURRENT ASSETS	—	160	119	138	—	417

Total assets	$1,367	$1,414	$11,183	$16,949	$(13,618)	$17,295

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$12	$113	$187	$1,155	$—	$1,467
Payables to related party	—	—	—	235	(235)	—
Total current liabilities	12	113	187	1,390	(235)	1,467

LONG-TERM DEBT	—	—	10,671	3,510	—	14,181
LOANS PAYABLE – RELATED PARTY	—	—	—	779	(779)	—
DEFERRED INCOME TAXES	1,204	—	—	227	—	1,431
OTHER LONG-TERM LIABILITIES	—	6	—	59	—	65

Shareholders’/Member’s equity	151	1,295	325	10,592	(12,212)	151
Non-controlling interest	—	—	—	392	(392)	—
Total shareholders’/member’s equity	151	1,295	325	10,984	(12,604)	151

Total liabilities and shareholders’/member’s equity	$1,367	$1,414	$11,183	$16,949	$(13,618)	$17,295

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2012

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1	$—	$—	$6	$—	$7
Restricted cash and cash equivalents	—	—	—	27	—	27
Accounts receivable, net	1	3	—	230	—	234
Receivables from related party	59	176	11	—	(246)	—
Prepaid expenses and other current assets	16	8	—	38	—	62
Total current assets	77	187	11	301	(246)	330

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	32	—	7,174	—	7,206
Franchises	—	—	—	5,287	—	5,287
Customer relationships, net	—	—	—	1,424	—	1,424
Goodwill	—	—	—	953	—	953
Total investment in cable properties, net	—	32	—	14,838	—	14,870

CC VIII PREFERRED INTEREST	104	242	—	—	(346)	—

INVESTMENT IN SUBSIDIARIES	1,081	269	9,485	—	(10,835)	—

LOANS RECEIVABLE – RELATED PARTY	—	309	359	—	(668)	—

OTHER NONCURRENT ASSETS	—	163	118	115	—	396

Total assets	$1,262	$1,202	$9,973	$15,254	$(12,095)	$15,596

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$12	$121	$146	$945	$—	$1,224
Payables to related party	—	—	—	246	(246)	—
Total current liabilities	12	121	146	1,191	(246)	1,224

LONG-TERM DEBT	—	—	9,558	3,250	—	12,808
LOANS PAYABLE – RELATED PARTY	—	—	—	668	(668)	—
DEFERRED INCOME TAXES	1,101	—	—	220	—	1,321
OTHER LONG-TERM LIABILITIES	—	—	—	94	—	94

Shareholders’/Member’s equity	149	1,081	269	9,485	(10,835)	149
Non-controlling interest	—	—	—	346	(346)	—
Total shareholders’/member’s equity	149	1,081	269	9,831	(11,181)	149

Total liabilities and shareholders’/member’s equity	$1,262	$1,202	$9,973	$15,254	$(12,095)	$15,596

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the year ended December 31, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$22	$188	$—	$8,155	$(210)	$8,155

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	22	188	—	5,345	(210)	5,345
Depreciation and amortization	—	—	—	1,854	—	1,854
Other operating expenses, net	—	—	—	31	—	31

	22	188	—	7,230	(210)	7,230

Income from operations	—	—	—	925	—	925

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	8	(681)	(173)	—	(846)
Loss on extinguishment of debt	—	—	(65)	(58)	—	(123)
Gain on derivative instruments, net	—	—	—	11	—	11
Other expense, net	—	—	—	(16)	—	(16)
Equity in income (loss) of subsidiaries	(75)	(114)	632	—	(443)	—

	(75)	(106)	(114)	(236)	(443)	(974)

Income (loss) before income taxes	(75)	(106)	(114)	689	(443)	(49)

INCOME TAX EXPENSE	(108)	(1)	—	(11)	—	(120)

Consolidated net income (loss)	(183)	(107)	(114)	678	(443)	(169)

Less: Net (income) loss – non-controlling interest	14	32	—	(46)	—	—

Net income (loss)	$(169)	$(75)	$(114)	$632	$(443)	$(169)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the year ended December 31, 2012

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$24	$159	$—	$7,504	$(183)	$7,504

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	24	159	—	4,860	(183)	4,860
Depreciation and amortization	—	—	—	1,713	—	1,713
Other operating expenses, net	—	—	—	15	—	15

	24	159	—	6,588	(183)	6,588

Income from operations	—	—	—	916	—	916

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	(103)	(541)	(263)	—	(907)
Gain (loss) on extinguishment of debt	—	46	—	(101)	—	(55)
Other expense, net	—	—	—	(1)	—	(1)
Equity in income (loss) of subsidiaries	(63)	(35)	506	—	(408)	—

	(63)	(92)	(35)	(365)	(408)	(963)

Income (loss) before income taxes	(63)	(92)	(35)	551	(408)	(47)

INCOME TAX EXPENSE	(254)	—	—	(3)	—	(257)

Consolidated net income (loss)	(317)	(92)	(35)	548	(408)	(304)

Less: Net (income) loss – non-controlling interest	13	29	—	(42)	—	—

Net income (loss)	$(304)	$(63)	$(35)	$506	$(408)	$(304)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the year ended December 31, 2011

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$33	$124	$—	$7,204	$(157)	$7,204

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	33	124	—	4,564	(157)	4,564
Depreciation and amortization	—	—	—	1,592	—	1,592
Other operating expenses, net	—	—	—	7	—	7

	33	124	—	6,163	(157)	6,163

Income from operations	—	—	—	1,041	—	1,041

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	(191)	(381)	(391)	—	(963)
Loss on extinguishment of debt	—	(6)	—	(137)	—	(143)
Other expense, net	—	—	—	(5)	—	(5)
Equity in income (loss) of subsidiaries	(87)	82	463	—	(458)	—

	(87)	(115)	82	(533)	(458)	(1,111)

Income (loss) before income taxes	(87)	(115)	82	508	(458)	(70)

INCOME TAX EXPENSE	(295)	(1)	—	(3)	—	(299)

Consolidated net income (loss)	(382)	(116)	82	505	(458)	(369)

Less: Net (income) loss – non-controlling interest	13	29	—	(42)	—	—

Net income (loss)	$(369)	$(87)	$82	$463	$(458)	$(369)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended December 31, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(183)	$(107)	$(114)	$678	$(443)	$(169)
Net impact of interest rate derivative instruments, net of tax	—	—	—	34	—	34

Comprehensive income (loss)	$(183)	$(107)	$(114)	$712	$(443)	$(135)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended December 31, 2012

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(317)	$(92)	$(35)	$548	$(408)	$(304)
Net impact of interest rate derivative instruments, net of tax	—	—	—	(10)	—	(10)

Comprehensive income (loss)	$(317)	$(92)	$(35)	$538	$(408)	$(314)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended December 31, 2011

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(382)	$(116)	$82	$505	$(458)	$(369)
Net impact of interest rate derivative instruments, net of tax	—	—	—	(8)	—	(8)

Comprehensive income (loss)	$(382)	$(116)	$82	$497	$(458)	$(377)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(183)	$(107)	$(114)	$678	$(443)	$(169)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	1,854	—	1,854
Noncash interest expense	—	—	27	16	—	43
Loss on extinguishment of debt	—	—	65	58	—	123
Gain on derivative instruments, net	—	—	—	(11)	—	(11)
Deferred income taxes	105	—	—	7	—	112
Equity in (income) losses of subsidiaries	75	114	(632)	—	443	—
Other, net	—	—	—	82	—	82
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(3)	(1)	—	14	—	10
Prepaid expenses and other assets	—	1	—	(1)	—	—
Accounts payable, accrued liabilities and other	—	(3)	41	76	—	114
Receivables from and payables to related party	5	(1)	(10)	6	—	—

Net cash flows from operating activities	(1)	3	(623)	2,779	—	2,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(1,825)	—	(1,825)
Change in accrued expenses related to capital expenditures	—	—	—	76	—	76
Purchases of cable systems, net	—	—	—	(676)	—	(676)
Contribution to subsidiary	(89)	(534)	(1,022)	—	1,645	—
Distributions from subsidiary	—	6	630	—	(636)	—
Other, net	—	1	—	(19)	—	(18)

Net cash flows from investing activities	(89)	(527)	(392)	(2,444)	1,009	(2,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	2,000	4,782	—	6,782
Repayments of long-term debt	—	—	(955)	(5,565)	—	(6,520)
Borrowings (payments) loans payable - related parties	—	—	(93)	93	—	—
Payment for debt issuance costs	—	—	(25)	(25)	—	(50)
Purchase of treasury stock	(15)	—	—	—	—	(15)
Proceeds from exercise of options and warrants	104	—	—	—	—	104
Contributions from parent	—	534	89	1,022	(1,645)	—
Distributions to parent	—	(5)	(1)	(630)	636	—
Other, net	—	—	—	(2)	—	(2)

Net cash flows from financing activities	89	529	1,015	(325)	(1,009)	299

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1)	5	—	10	—	14
CASH AND CASH EQUIVALENTS, beginning of period	1	—	—	6	—	7

CASH AND CASH EQUIVALENTS, end of period	$—	$5	$—	$16	$—	$21

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2012

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(317)	$(92)	$(35)	$548	$(408)	$(304)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	1,713	—	1,713
Noncash interest expense	—	(23)	18	50	—	45
(Gain) loss on extinguishment of debt	—	(46)	—	101	—	55
Deferred income taxes	252	—	—	(2)	—	250
Equity in (income) losses of subsidiaries	63	35	(506)	—	408	—
Other, net	—	—	—	45	—	45
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(1)	1	—	34	—	34
Prepaid expenses and other assets	2	8	—	(18)	—	(8)
Accounts payable, accrued liabilities and other	—	(87)	47	86	—	46
Receivables from and payables to related party	(1)	(1)	(11)	13	—	—

Net cash flows from operating activities	(2)	(205)	(487)	2,570	—	1,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(1,745)	—	(1,745)
Change in accrued expenses related to capital expenditures	—	—	—	13	—	13
Sales of cable systems, net	—	—	—	19	—	19
Contribution to subsidiary	(14)	(71)	(2,330)	—	2,415	—
Distributions from subsidiary	12	1,891	2,014	—	(3,917)	—
Other, net	—	—	—	(24)	—	(24)

Net cash flows from investing activities	(2)	1,820	(316)	(1,737)	(1,502)	(1,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	2,984	2,846	—	5,830
Repayments of long-term debt	—	(1,621)	—	(4,280)	—	(5,901)
Borrowings (payments) loans payable - related parties	—	—	(314)	314	—	—
Payment for debt issuance costs	—	—	(39)	(14)	—	(53)
Purchase of treasury stock	(11)	—	—	—	—	(11)
Proceeds from exercise of options and warrants	15	—	—	—	—	15
Contributions from parent	—	84	1	2,330	(2,415)	—
Distributions to parent	—	(72)	(1,831)	(2,014)	3,917	—
Other, net	1	(6)	—	(9)	—	(14)

Net cash flows from financing activities	5	(1,615)	801	(827)	1,502	(134)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	—	(2)	6	—	5
CASH AND CASH EQUIVALENTS, beginning of period	—	—	2	—	—	2

CASH AND CASH EQUIVALENTS, end of period	$1	$—	$—	$6	$—	$7

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2011

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(382)	$(116)	$82	$505	$(458)	$(369)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	1,592	—	1,592
Noncash interest expense	—	(38)	20	52	—	34
Loss on extinguishment of debt	—	6	—	137	—	143
Deferred income taxes	294	—	—	(4)	—	290
Equity in (income) losses of subsidiaries	87	(82)	(463)	—	458	—
Other, net	—	—	—	33	—	33
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	—	(5)	—	(19)	—	(24)
Prepaid expenses and other assets	1	(1)	—	1	—	1
Accounts payable, accrued liabilities and other	1	(16)	58	(6)	—	37
Receivables from and payables to related party	(1)	—	(7)	8	—	—

Net cash flows from operating activities	—	(252)	(310)	2,299	—	1,737

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(1,311)	—	(1,311)
Change in accrued expenses related to capital expenditures	—	—	—	57	—	57
Purchases of cable systems, net	—	—	—	(88)	—	(88)
Contribution to subsidiary	—	—	(2,837)	—	2,837	—
Distributions from subsidiary	528	4,956	650	—	(6,134)	—
Other, net	—	—	—	(24)	—	(24)

Net cash flows from investing activities	528	4,956	(2,187)	(1,366)	(3,297)	(1,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	3,640	1,849	—	5,489
Repayments of long-term debt	—	(332)	—	(4,740)	—	(5,072)
Borrowings (payments) loans payable - related parties	—	—	223	(223)	—	—
Payment for debt issuance costs	—	—	(54)	(8)	—	(62)
Purchase of treasury stock	(533)	(200)	—	—	—	(733)
Proceeds from exercise of options and warrants	5	—	—	—	—	5
Contributions from parent	—	—	—	2,837	(2,837)	—
Distributions to parent	—	(4,173)	(1,311)	(650)	6,134	—
Other, net	—	(2)	—	2	—	—

Net cash flows from financing activities	(528)	(4,707)	2,498	(933)	3,297	(373)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(3)	1	—	—	(2)
CASH AND CASH EQUIVALENTS, beginning of period	—	3	1	—	—	4

CASH AND CASH EQUIVALENTS, end of period	$—	$—	$2	$—	$—	$2