Form 10-Q
period 2014-03-31
CHARTER COMMUNICATIONS, INC. /MO/
filed 2014-04-30
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Number of shares of Class A common stock outstanding as of March 31, 2014: 108,222,226

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2014

This quarterly report on Form 10-Q is for the three months ended March 31, 2014. The United States Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc. and its subsidiaries.

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

Risks Related to Comcast Transactions

•	the ultimate outcome of the proposed transactions between Charter and Comcast including the possibility that such transactions may not occur if closing conditions are not satisfied;

•
if any such transaction were to occur, the ultimate outcome and results of integrating operations, the ultimate outcome of Charter’s pricing and packaging and operating strategy applied to the acquired assets and the ultimate ability to realize synergies at the levels currently expected;

•	disruption in our business relationships as a result of the proposed transactions;

•
the impact of the proposed transaction on our stock price and future operating results, including due to transaction and integration costs, increased interest expenses, business disruption, and diversion of management time and attention;

•	the reduction in our current stockholders’ percentage ownership and voting interest as a result of the proposed transaction;

•	the increase in indebtedness as a result of the proposed transactions, which will increase interest expenses and may decrease our operating flexibility;

Risks Related to Business

•
our ability to sustain and grow revenues and cash flow from operations by offering video, Internet, voice, advertising and other services to residential and commercial customers, to adequately meet the customer experience demands in our markets and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition, the need for innovation and the related capital expenditures and the difficult economic conditions in the United States;

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

ii

•
the availability and access, in general, of funds to meet our debt obligations prior to or when they become due and to fund our operations and necessary capital expenditures, either through (i) cash on hand, (ii) free cash flow, or (iii) access to the capital or credit markets; and

•
our ability to comply with all covenants in our indentures and credit facilities, any violation of which, if not cured in a timely manner, could trigger a default of our other obligations under cross-default provisions.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4	$21
Accounts receivable, less allowance for doubtful accounts of
$18 and $19, respectively	217	234
Prepaid expenses and other current assets	83	67
Total current assets	304	322

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $4,948 and $4,787, respectively	8,079	7,981
Franchises	6,009	6,009
Customer relationships, net	1,317	1,389
Goodwill	1,177	1,177
Total investment in cable properties, net	16,582	16,556

OTHER NONCURRENT ASSETS	411	417

Total assets	$17,297	$17,295

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,523	$1,467
Total current liabilities	1,523	1,467

LONG-TERM DEBT	14,090	14,181
DEFERRED INCOME TAXES	1,492	1,431
OTHER LONG-TERM LIABILITIES	65	65

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
108,300,060 and 106,144,075 shares issued, respectively	—	—
Class B common stock; $.001 par value; 25 million shares authorized;
no shares issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no shares issued and outstanding	—	—
Additional paid-in capital	1,778	1,760
Accumulated deficit	(1,605)	(1,568)
Treasury stock at cost; 77,834 and 0 shares, respectively	(11)	—
Accumulated other comprehensive loss	(35)	(41)
Total shareholders’ equity	127	151

Total liabilities and shareholders’ equity	$17,297	$17,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)
Unaudited

	Three Months Ended March 31,
	2014	2013

REVENUES	$2,202	$1,917

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	1,447	1,258
Depreciation and amortization	505	425
Other operating expenses, net	7	11

	1,959	1,694

Income from operations	243	223

OTHER EXPENSES:
Interest expense, net	(211)	(210)
Loss on extinguishment of debt	—	(42)
Loss on derivative instruments, net	(2)	(3)
Other expense, net	(3)	(1)

	(216)	(256)

Income (loss) before income taxes	27	(33)

Income tax expense	(64)	(9)

Net loss	$(37)	$(42)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.35)	$(0.42)

Weighted average common shares outstanding, basic and diluted	106,439,198	100,327,418

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2014	2013

Net loss	$(37)	$(42)
Net impact of interest rate derivative instruments, net of tax	6	11

Comprehensive loss	$(31)	$(31)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37)	$(42)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	505	425
Noncash interest expense	10	13
Loss on extinguishment of debt	—	42
Loss on derivative instruments, net	2	3
Deferred income taxes	62	2
Other, net	15	12
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	18	26
Prepaid expenses and other assets	(17)	(16)
Accounts payable, accrued liabilities and other	19	76
Net cash flows from operating activities	577	541

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(539)	(412)
Change in accrued expenses related to capital expenditures	36	(11)
Other, net	4	(9)
Net cash flows from investing activities	(499)	(432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	293	1,315
Repayments of long-term debt	(388)	(1,355)
Payments for debt issuance costs	—	(12)
Purchase of treasury stock	(11)	(5)
Proceeds from exercise of options and warrants	6	5
Other, net	5	1
Net cash flows from financing activities	(95)	(51)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17)	58
CASH AND CASH EQUIVALENTS, beginning of period	21	7
CASH AND CASH EQUIVALENTS, end of period	$4	$65

CASH PAID FOR INTEREST	$225	$120

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

The Company is a cable operator providing services in the United States. The Company offers to residential and commercial customers traditional cable video programming, Internet services, and voice services, as well as advanced video services such as OnDemand™, high definition television, and digital video recorder (“DVR”) service. The Company sells its cable video programming, Internet, voice, and advanced video services primarily on a subscription basis. The Company also sells local advertising on cable networks and on the Internet and provides fiber connectivity to cellular towers.

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

Certain prior year amounts disclosed in these footnotes have been reclassified to conform with the 2014 presentation.

2.     Acquisition of Bresnan

On July 1, 2013, Charter and Charter Communications Operating, LLC ("Charter Operating") acquired Bresnan Broadband Holdings, LLC and its subsidiaries (collectively, “Bresnan”) from a wholly owned subsidiary of Cablevision Systems Corporation, for $1.625 billion in cash, subject to a working capital adjustment, a reduction for certain funded indebtedness of Bresnan and payment of any post-closing refunds of certain Montana property taxes paid under protest by Bresnan prior to the closing. Bresnan manages cable operating systems in Montana, Wyoming, Colorado and Utah. Charter funded the purchase of Bresnan with a $1.5 billion term loan and borrowings under the Charter Operating credit facilities.

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

Three Months Ended March 31, 2013
Revenues	$2,048
Net loss	$(68)
Loss per common share, basic and diluted	$(0.68)

3.    Franchises, Goodwill and Other Intangible Assets

As of March 31, 2014 and December 31, 2013, indefinite lived and finite-lived intangible assets are presented in the following table:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Franchises	$6,009	$—	$6,009	$6,009	$—	$6,009
Goodwill	1,177	—	1,177	1,177	—	1,177
Trademarks	158	—	158	158	—	158
Other intangible assets	4	—	4	4	—	4

	$7,348	$—	$7,348	$7,348	$—	$7,348

Finite-lived intangible assets:
Customer relationships	$2,617	$1,300	$1,317	$2,617	$1,228	$1,389
Other intangible assets	134	48	86	130	44	86
	$2,751	$1,348	$1,403	$2,747	$1,272	$1,475

Amortization expense related to customer relationships and other intangible assets for the three months ended March 31, 2014 and 2013 was $76 million and $68 million, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

Nine months ended December 31, 2014	$222
2015	265
2016	231
2017	198
2018	163
Thereafter	324

$1,403

Actual amortization expense in future periods will differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

4.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Accounts payable – trade	$125	$91
Accrued capital expenditures	271	235
Deferred revenue	88	90
Accrued liabilities:
Interest	175	195
Programming costs	414	379
Franchise related fees	56	62
Compensation	119	156
Other	275	259

	$1,523	$1,467

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

5.    Long-Term Debt

Long-term debt consists of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
7.250% senior notes due October 30, 2017	$1,000	$1,000	$1,000	$1,000
7.000% senior notes due January 15, 2019	1,400	1,393	1,400	1,393
8.125% senior notes due April 30, 2020	700	700	700	700
7.375% senior notes due June 1, 2020	750	750	750	750
5.250% senior notes due March 15, 2021	500	500	500	500
6.500% senior notes due April 30, 2021	1,500	1,500	1,500	1,500
6.625% senior notes due January 31, 2022	750	747	750	747
5.250% senior notes due September 30, 2022	1,250	1,239	1,250	1,239
5.125% senior notes due February 15, 2023	1,000	1,000	1,000	1,000
5.750% senior notes due September 1, 2023	500	500	500	500
5.750% senior notes due January 15, 2024	1,000	1,000	1,000	1,000
Credit facility due September 6, 2014	350	345	350	342
Charter Communications Operating, LLC:
Credit facilities	3,453	3,416	3,548	3,510
Long-Term Debt	$14,153	$14,090	$14,248	$14,181

The accreted values presented above represent the principal amount of the debt less the original issue discount at the time of sale, plus the accretion to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under its credit facilities of approximately $1.2 billion as of March 31, 2014 and as such, debt maturing in the next twelve months is classified as long-term.

In March 2013, CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp. closed on transactions in which they issued $500 million aggregate principal amount of 5.250% senior notes due 2021 and $500 million aggregate principal amount of 5.750% senior notes due 2023. The proceeds were used for repaying amounts outstanding under the Charter Operating term loan C facility. The Company recorded a loss on extinguishment of debt of approximately $42 million for the three months ended March 31, 2013 related to these transactions.

6.    Common Stock

During the three months ended March 31, 2014 and 2013, the Company withheld 77,834 and 59,113, respectively, shares of its common stock in payment of $11 million and $5 million income tax withholding owed by employees upon vesting of restricted shares, respectively. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders' equity.

During the three months ended March 31, 2014, the Company issued approximately 2 million shares of Charter Class A common stock as a result of exercises by holders who received warrants pursuant to the Joint Plan of Reorganization (the "Plan") upon the Company's emergence from bankruptcy.

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

The effect of interest rate derivatives on the Company’s condensed consolidated balance sheets is presented in the table below:

	March 31, 2014	December 31, 2013

Accrued interest	$11	$8
Other long-term liabilities	$15	$22
Accumulated other comprehensive loss	$(35)	$(41)

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

Due to repayment of variable rate credit facility debt without a LIBOR floor, certain interest rate derivative instruments were de-designated as cash flow hedges during the three months ended March 31, 2013, as they no longer met the criteria for cash flow hedging specified by GAAP. In addition, on March 31, 2013, the remaining interest rate derivative instruments that continued to be highly effective cash flow hedges for GAAP purposes were electively de-designated. On the date of de-designation, the Company completed a final measurement test for each interest rate derivative instrument to determine any ineffectiveness and such amount was reclassified from accumulated other comprehensive loss into loss on derivative instruments, net in the Company's condensed consolidated statements of operations. While these interest rate derivative instruments are no longer designated as cash flow hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a gain or loss on derivative instruments, net in the Company's condensed consolidated statements of operations. The balance that remains in accumulated other comprehensive loss for these interest rate derivative instruments will be amortized over the respective lives of the contracts and recorded as a loss within loss on derivative instruments, net in the Company's condensed consolidated statements of operations. The estimated net amount of existing losses that are reported in accumulated other comprehensive loss as of March 31, 2014 that is expected to be reclassified into earnings within the next twelve months is approximately $16 million.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The effects of interest rate derivative instruments on the Company’s condensed consolidated statements of operations is presented in the table below.

	Three Months Ended March 31,
	2014	2013

Loss on derivative instruments, net:
Change in fair value of interest rate derivative instruments not designated as cash flow hedges	$4	$1
Loss reclassified from accumulated other comprehensive loss into earnings as a result of cash flow hedge discontinuance	(6)	(4)
	$(2)	$(3)

Interest expense:
Loss reclassified from accumulated other comprehensive loss into interest expense	$—	$(10)

As of March 31, 2014 and December 31, 2013, the Company had $1.7 billion and $2.2 billion, respectively, in notional amounts of interest rate derivative instruments outstanding. As of March 31, 2014, this includes $250 million in delayed start interest rate derivative instruments that become effective in September 2014 through March 2015.  In any future quarter in which a portion of these delayed start interest rate derivative instruments first becomes effective, an equal or greater notional amount of the currently effective interest rate derivative instruments are scheduled to mature.  Therefore, the $1.5 billion notional amount of currently effective interest rate derivative instruments will gradually step down over time as current interest rate derivative instruments mature and an equal or lesser amount of delayed start interest rate derivative instruments become effective.

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of March 31, 2014 and December 31, 2013 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The estimated fair value of the Company’s debt at March 31, 2014 and December 31, 2013 are based on quoted market prices and is classified within Level 1 of the valuation hierarchy.

A summary of the carrying value and fair value of the Company’s debt at March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
CCO Holdings senior notes	$10,329	$10,687	$10,329	$10,384
Credit facilities	$3,761	$3,772	$3,852	$3,848

The fair value of interest rate derivative instruments were $26 million and $30 million and classified as liabilities as of March 31, 2014 and December 31, 2013, respectively, using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk) and were classified within Level 2 of the valuation hierarchy. The weighted average pay rate for the Company’s currently effective interest rate derivative instruments was 2.04% and 2.17% at March 31, 2014 and December 31, 2013, respectively (exclusive of applicable spreads).

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded during the three months ended March 31, 2014 and 2013.

9.     Operating Costs and Expenses

Operating costs and expenses consist of the following for the years presented:

	Three Months Ended March 31,
	2014	2013
Programming	$606	$512
Franchise, regulatory and connectivity	107	95
Costs to service customers	400	373
Marketing	133	110
Other	201	168

	$1,447	$1,258

Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming. Franchise, regulatory and connectivity costs represent payments to franchise and regulatory authorities and costs directly related to providing Internet and voice services. Costs to service customers include residential and commercial costs related to field operations, network operations and customer care including labor, reconnects, maintenance, billing and collection, occupancy and vehicle costs. Marketing costs represents the costs of marketing to our current and potential commercial and residential customers including labor costs. Other includes bad debt expense, corporate overhead, commercial and advertising sales expenses, property tax and insurance and stock compensation expense, among others.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

10.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the years presented:

	Three Months Ended March 31,
	2014	2013

Loss on sale of assets, net	$3	$1
Special charges, net	4	10

	$7	$11

Loss on sale of assets, net

Loss on sale of assets represents the net loss recognized on the sales and disposals of fixed assets and cable systems.

Special charges, net

Special charges, net for the three months ended March 31, 2014 and 2013 primarily include severance charges and in 2013, net amounts of litigation settlements.

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

For the three months ended March 31, 2014 and 2013, the Company recorded $64 million and $9 million of income tax expense, respectively. Income tax expense is recognized primarily through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current federal and state income tax expense and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries. The three months ended March 31, 2013 included a step-up in basis of indefinite-lived assets for tax, but not GAAP purposes, resulting from the effects of partnership gains related to financing transactions (see Note 5), which decreased the Company's net deferred tax liability related to indefinite-lived assets resulting in a benefit of $57 million.

The tax provision in future periods will vary based on various factors including changes in the Company's deferred tax liabilities attributable to indefinite-lived intangibles, as well as future operating results, however the Company does not anticipate having such a large reduction in tax expense attributable to these items unless it enters into other restructuring transactions or similar future financing. The ultimate impact on the tax provision of such future financing and restructuring activities, if any, will be dependent on the underlying facts and circumstances at the time.

As of March 31, 2014 and December 31, 2013, the Company had net deferred income tax liabilities of approximately $1.5 billion and $1.4 billion, respectively. Net current deferred tax assets of $15 million and $16 million as of March 31, 2014 and December 31, 2013, respectively, are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets of the Company. Net deferred tax liabilities included approximately $227 million and $226 million at March 31, 2014 and December 31, 2013, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate federal or state income tax returns.  The remainder of the Company's net deferred tax liability arose from Charter's investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

In determining the Company’s tax provision for financial reporting purposes, the Company considers the need for and establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

examination, based on their technical merits. There is considerable judgment involved in making such a determination.  As of March 31, 2014, the Company believes it is appropriate that no reserve has been recorded.

On May 1, 2013, Liberty Media Corporation (“Liberty Media”) completed its purchase of a 27% beneficial interest in Charter (see Note 12). Upon closing, Charter experienced a second “ownership change” as defined in Section 382 of the Internal Revenue Code resulting in a second set of limitations on Charter’s use of its existing federal and state tax loss carryforwards. The first ownership change limitations that applied as a result of our emergence from bankruptcy in 2009 will also continue to apply.
No tax years for Charter or Charter Holdco, for income tax purposes, are currently under examination by the IRS.  Tax years ending 2010 through 2013 remain subject to examination and assessment. Years prior to 2010 remain open solely for purposes of examination of Charter’s loss and credit carryforwards.

12.     Related Party Transactions

On May 1, 2013, Liberty Media completed its purchase from investment funds managed by, or affiliated with, Apollo Global Management, LLC, Oaktree Capital Management, L.P. and Crestview Partners of approximately 26.9 million shares and warrants to purchase approximately 1.1 million shares in Charter for approximately $2.6 billion (the "Liberty Media Transaction"), which represented as of May 1, 2013, an approximate 27% beneficial ownership in Charter and a price per share of $95.50.

In connection with the Liberty Media Transaction, Charter entered into a stockholders agreement with Liberty Media that, among other things, provided Liberty Media with the right to designate four directors for appointment to Charter's board of directors. Liberty Media designated John Malone, Chairman of Liberty Media, Gregory Maffei, president and chief executive officer of Liberty Media, Balan Nair, executive vice president and chief technology officer of Liberty Global plc, and Michael Huseby, chief executive officer of Barnes & Noble, Inc. Charter’s board of directors appointed these directors effective upon the resignations of Stan Parker, Darren Glatt, Bruce Karsh and Edgar Lee in connection with the closing of the Liberty Media Transaction on May 1, 2013. Subject to Liberty Media’s continued ownership level in Charter, the stockholders agreement also provides that Liberty Media can designate up to four directors as nominees for election to Charter’s board of directors at least through Charter’s 2015 annual meeting of stockholders, and that up to one of these individuals may serve on each of the Audit Committee, the Nominating and Corporate Governance Committee, and Compensation and Benefits Committee of Charter’s board of directors. Consistent with these provisions, the board appointed Dr. Malone to serve on the Nominating and Corporate Governance Committee, Mr. Maffei to serve on the Finance Committee and the Compensation and Benefits Committee and Mr. Huseby to serve on the Audit Committee.

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

The Company is aware that Dr. Malone may be deemed to have a 36.0% voting interest in Liberty Interactive Corp. (“Liberty Interactive”) and is Chairman of the board of directors, an executive officer position, of Liberty Interactive. Liberty Interactive owns 37.6% of the common stock of HSN, Inc. (“HSN”) and has the right to elect 20% of the board members of HSN. Liberty Interactive wholly owns QVC, Inc (“QVC”). The Company has programming relationships with HSN and QVC which pre-date the Liberty Media Transaction. For the three months ended March 31, 2014, the Company received payments in aggregate of approximately $3 million from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in Charter's footprint.
Dr. Malone also serves on the board of directors of Discovery Communications, Inc., (“Discovery”) and the Company is aware that Dr. Malone owns 4.5% in the aggregate of the common stock of Discovery and has a 28.9% voting interest in Discovery for the election of directors. In addition, Dr. Malone owns 10.1% in the aggregate of the common stock of Starz and has 45.5% of the voting power. Mr. Maffei is a non-executive Chairman of the board of Starz. The Company purchases programming from both Discovery and Starz pursuant to agreements entered into prior to the Liberty Media Transaction and Dr. Malone and Mr. Maffei joining Charter's board of directors. Based on publicly available information, the Company does not believe that either Discovery or Starz would currently be considered related parties. The amounts paid in aggregate to Discovery and Starz represent less than 3% of total operating costs and expenses for the three months ended March 31, 2014.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

13.     Contingencies

The Montana Department of Revenue ("Montana DOR") generally assesses property taxes on cable companies at 3% and on telephone companies at 6%. Historically, Bresnan's cable and telephone operations have been taxed separately by the Montana DOR. In 2010, the Montana DOR assessed Bresnan as a single telephone business and retroactively assessed it as such for 2007 through 2009. Bresnan filed a declaratory judgment action against the Montana DOR in Montana State Court challenging its property tax classifications for 2007 through 2010. Under Montana law, a taxpayer must first pay a current assessment of disputed property tax in order to challenge such assessment. In accordance with that law, Bresnan paid the disputed 2010, 2011 and 2012 property tax assessments of approximately $5 million, $11 million and $9 million, respectively, under protest. No payments for additional tax for 2007 through 2009, which could be up to approximately $16 million cumulative, including interest, were made at that time. On September 26, 2011, the Montana State Court granted Bresnan's summary judgment motion seeking to vacate the Montana DOR's retroactive tax assessments for the years 2007, 2008 and 2009. The Montana DOR's assessment for 2010 was the subject of a trial, which took place the week of October 24, 2011. On July 6, 2012, the Montana State Court entered judgment in favor of Bresnan, ruling that the Montana's DOR 2010 assessment was invalid and contrary to law, vacating the 2010 assessment, and directing that the Montana DOR refund the amounts paid by Bresnan under protest, plus interest and certain costs. The Montana DOR filed a notice of appeal to the Montana Supreme Court on September 20, 2012. The appeal was fully briefed, and was argued to the Montana Supreme Court in September 2013. On December 2, 2013, the Montana Supreme Court reversed the trial court’s decision and remanded the matter to the trial court. Charter filed a petition for rehearing which was denied on January 7, 2014. At this point, there have been no further proceedings before the trial court, although Charter has filed pleadings to renew challenges to the Montana DOR’s assessments that had been mooted by the Montana State Court’s prior ruling. With respect to the Montana Supreme Court ruling, Charter’s primary remaining course of action is an appeal to the U.S. Supreme Court. A decision has not been made as to whether this appeal will be pursued. Pending entry of a final judgment, the Montana DOR continues to hold Charter's protest payments aggregating approximately $25 million in escrow and continues to assess the Company as a single telephone business. The Company will make additional protest payments until a final judgment is entered, including payments for 2007, 2008 and 2009. The prior years' assessments are accrued in the Company's financial statements.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Company granted the following equity awards for the years presented.

	Three Months Ended March 31,
	2014	2013

Stock options	1,174,800	102,500
Restricted stock	—	—
Restricted stock units	143,700	26,200

Stock options generally vest annually over three or four years from either the grant date or delayed vesting commencement dates. Stock options generally expire ten years from the grant date. Restricted stock vests annually over a one to four-year period beginning from the date of grant. A portion of stock options and restricted stock vest based on achievement of stock price hurdles. Restricted stock units have no voting rights and vest ratably over three or four years from either the grant date or delayed vesting commencement dates. As of March 31, 2014, total unrecognized compensation remaining to be recognized in future periods totaled $78 million for stock options, $15 million for restricted stock and $31 million for restricted stock units and the weighted average period over which they are expected to be recognized is 3 years for stock options, 2 years for restricted stock and 3 years for restricted stock units.

The Company recorded $12 million and $11 million of stock compensation expense for the three months ended March 31, 2014 and 2013, respectively, which is included in operating costs and expenses.

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

Condensed consolidating financial statements as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
As of March 31, 2014

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$—	$4	$—	$4
Accounts receivable, net	4	3	—	210	—	217
Receivables from related party	47	192	3	—	(242)	—
Prepaid expenses and other current assets	14	13	—	56	—	83
Total current assets	65	208	3	270	(242)	304

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	30	—	8,049	—	8,079
Franchises	—	—	—	6,009	—	6,009
Customer relationships, net	—	—	—	1,317	—	1,317
Goodwill	—	—	—	1,177	—	1,177
Total investment in cable properties, net	—	30	—	16,552	—	16,582

CC VIII PREFERRED INTEREST	—	403	—	—	(403)	—
INVESTMENT IN SUBSIDIARIES	1,331	349	10,597	—	(12,277)	—
LOANS RECEIVABLE – RELATED PARTY	—	326	472	—	(798)	—
OTHER NONCURRENT ASSETS	—	160	115	136	—	411

Total assets	$1,396	$1,476	$11,187	$16,958	$(13,720)	$17,297

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5	$131	$164	$1,223	$—	$1,523
Payables to related party	—	—	—	242	(242)	—
Total current liabilities	5	131	164	1,465	(242)	1,523

LONG-TERM DEBT	—	—	10,674	3,416	—	14,090
LOANS PAYABLE – RELATED PARTY	—	—	—	798	(798)	—
DEFERRED INCOME TAXES	1,264	—	—	228	—	1,492
OTHER LONG-TERM LIABILITIES	—	14	—	51	—	65

Shareholders’/Member’s equity	127	1,331	349	10,597	(12,277)	127
Noncontrolling interest	—	—	—	403	(403)	—
Total shareholders’/member’s equity	127	1,331	349	11,000	(12,680)	127

Total liabilities and shareholders’/member’s equity	$1,396	$1,476	$11,187	$16,958	$(13,720)	$17,297

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$5	$—	$16	$—	$21
Accounts receivable, net	4	4	—	226	—	234
Receivables from related party	54	170	11	—	(235)	—
Prepaid expenses and other current assets	14	10	—	43	—	67
Total current assets	72	189	11	285	(235)	322

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	30	—	7,951	—	7,981
Franchises	—	—	—	6,009	—	6,009
Customer relationships, net	—	—	—	1,389	—	1,389
Goodwill	—	—	—	1,177	—	1,177
Total investment in cable properties, net	—	30	—	16,526	—	16,556

CC VIII PREFERRED INTEREST	—	392	—	—	(392)	—
INVESTMENT IN SUBSIDIARIES	1,295	325	10,592	—	(12,212)	—
LOANS RECEIVABLE – RELATED PARTY	—	318	461	—	(779)	—
OTHER NONCURRENT ASSETS	—	160	119	138	—	417

Total assets	$1,367	$1,414	$11,183	$16,949	$(13,618)	$17,295

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$12	$113	$187	$1,155	$—	$1,467
Payables to related party	—	—	—	235	(235)	—
Total current liabilities	12	113	187	1,390	(235)	1,467

LONG-TERM DEBT	—	—	10,671	3,510	—	14,181
LOANS PAYABLE – RELATED PARTY	—	—	—	779	(779)	—
DEFERRED INCOME TAXES	1,204	—	—	227	—	1,431
OTHER LONG-TERM LIABILITIES	—	6	—	59	—	65

Shareholders’/Member’s equity	151	1,295	325	10,592	(12,212)	151
Noncontrolling interest	—	—	—	392	(392)	—
Total shareholders’/member’s equity	151	1,295	325	10,984	(12,604)	151

Total liabilities and shareholders’/member’s equity	$1,367	$1,414	$11,183	$16,949	$(13,618)	$17,295

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the three months ended March 31, 2014

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$5	$60	$—	$2,202	$(65)	$2,202

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	5	60	—	1,447	(65)	1,447
Depreciation and amortization	—	—	—	505	—	505
Other operating expenses, net	—	—	—	7	—	7

	5	60	—	1,959	(65)	1,959

Income from operations	—	—	—	243	—	243

OTHER INCOME (EXPENSES):
Interest expense, net	—	2	(171)	(42)	—	(211)
Loss on derivative instruments, net	—	—	—	(2)	—	(2)
Other expense, net	—	—	—	(3)	—	(3)
Equity in income (loss) of subsidiaries	24	11	182	—	(217)	—

	24	13	11	(47)	(217)	(216)

Income (loss) before income taxes	24	13	11	196	(217)	27

INCOME TAX EXPENSE	(61)	—	—	(3)	—	(64)

Consolidated net income (loss)	(37)	13	11	193	(217)	(37)

Less: Net (income) loss – noncontrolling interest	—	11	—	(11)	—	—

Net income (loss)	$(37)	$24	$11	$182	$(217)	$(37)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the three months ended March 31, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$5	$46	$—	$1,917	$(51)	$1,917

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	5	46	—	1,258	(51)	1,258
Depreciation and amortization	—	—	—	425	—	425
Other operating expenses, net	—	—	—	11	—	11

	5	46	—	1,694	(51)	1,694

Income from operations	—	—	—	223	—	223

OTHER INCOME (EXPENSES):
Interest expense, net	—	2	(164)	(48)	—	(210)
Loss on extinguishment of debt	—	—	—	(42)	—	(42)
Loss on derivative instruments, net	—	—	—	(3)	—	(3)
Other expense, net	—	—	—	(1)	—	(1)
Equity in income (loss) of subsidiaries	(37)	(47)	117	—	(33)	—

	(37)	(45)	(47)	(94)	(33)	(256)

Income (loss) before income taxes	(37)	(45)	(47)	129	(33)	(33)

INCOME TAX EXPENSE	(8)	—	—	(1)	—	(9)

Consolidated net income (loss)	(45)	(45)	(47)	128	(33)	(42)

Less: Net (income) loss – noncontrolling interest	3	8	—	(11)	—	—

Net income (loss)	$(42)	$(37)	$(47)	$117	$(33)	$(42)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended March 31, 2014

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(37)	$13	$11	$193	$(217)	$(37)
Net impact of interest rate derivative instruments, net of tax	—	—	—	6	—	6

Comprehensive income (loss)	$(37)	$13	$11	$199	$(217)	$(31)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended March 31, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(45)	$(45)	$(47)	$128	$(33)	$(42)
Net impact of interest rate derivative instruments, net of tax	—	—	—	11	—	11

Comprehensive income (loss)	$(45)	$(45)	$(47)	$139	$(33)	$(31)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2014

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(37)	$13	$11	$193	$(217)	$(37)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	505	—	505
Noncash interest expense	—	—	7	3	—	10
Loss on derivative instruments, net	—	—	—	2	—	2
Deferred income taxes	61	—	—	1	—	62
Equity in (income) losses of subsidiaries	(24)	(11)	(182)	—	217	—
Other, net	—	(1)	—	16	—	15
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	1	—	17	—	18
Prepaid expenses and other assets	—	(3)	—	(14)	—	(17)
Accounts payable, accrued liabilities and other	(6)	18	(24)	31	—	19
Receivables from and payables to related party	6	(28)	(3)	25	—	—

Net cash flows from operating activities	—	(11)	(191)	779	—	577

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(539)	—	(539)
Change in accrued expenses related to capital expenditures	—	—	—	36	—	36
Distributions from subsidiary	5	25	196	—	(226)	—
Other, net	—	(1)	—	5	—	4

Net cash flows from investing activities	5	24	196	(498)	(226)	(499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	293	—	293
Repayments of long-term debt	—	—	—	(388)	—	(388)
Purchase of treasury stock	(11)	—	—	—	—	(11)
Proceeds from exercise of options and warrants	6	—	—	—	—	6
Distributions to parent	—	(25)	(5)	(196)	226	—
Other, net	—	7	—	(2)	—	5

Net cash flows from financing activities	(5)	(18)	(5)	(293)	226	(95)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(5)	—	(12)	—	(17)
CASH AND CASH EQUIVALENTS, beginning of period	—	5	—	16	—	21

CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—	$4	$—	$4

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(45)	$(45)	$(47)	$128	$(33)	$(42)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	425	—	425
Noncash interest expense	—	—	6	7	—	13
Loss on extinguishment of debt	—	—	—	42	—	42
Loss on derivative instruments, net	—	—	—	3	—	3
Deferred income taxes	2	—	—	—	—	2
Equity in (income) losses of subsidiaries	37	47	(117)	—	33	—
Other, net	—	—	—	12	—	12
Changes in operating assets and liabilities:
Accounts receivable	—	(4)	—	30	—	26
Prepaid expenses and other assets	—	—	—	(16)	—	(16)
Accounts payable, accrued liabilities and other	(2)	(10)	76	12	—	76
Receivables from and payables to related party	15	13	(1)	(27)	—	—

Net cash flows from operating activities	7	1	(83)	616	—	541

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(412)	—	(412)
Change in accrued expenses related to capital expenditures	—	—	—	(11)	—	(11)
Contribution to subsidiary	—	—	(988)	—	988	—
Distributions from subsidiary	—	—	84	—	(84)	—
Other, net	—	—	—	(9)	—	(9)

Net cash flows from investing activities	—	—	(904)	(432)	904	(432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	1,000	315	—	1,315
Repayments of long-term debt	—	—	—	(1,355)	—	(1,355)
Payments for debt issuance costs	—	—	(12)	—	—	(12)
Purchase of treasury stock	(5)	—	—	—	—	(5)
Proceeds from exercise of options and warrants	5	—	—	—	—	5
Contributions from parent	—	—	—	988	(988)	—
Distributions to parent	—	—	—	(84)	84	—
Other, net	—	—	—	1	—	1

Net cash flows from financing activities	—	—	988	(135)	(904)	(51)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7	1	1	49	—	58
CASH AND CASH EQUIVALENTS, beginning of period	1	—	—	6	—	7

CASH AND CASH EQUIVALENTS, end of period	$8	$1	$1	$55	$—	$65

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

16.     Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of components of an Entity ("ASU 2014-08"). ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new guidance, a disposed component of an organization that represents a strategic shift that has (or will have) a major effect on its operations and financial results is a discontinued operation. For disposals of individually significant components that do not qualify for discontinued operations presentation, an entity must disclose pre-tax profit or loss of the disposed component. ASU 2014-08 requires prospective application to all disposals that are classified as held for sale and that occur within annual and interim periods beginning on or after December 15, 2015, with earlier application permitted for disposals that have not been reported in previously issued financial statements. The Company is currently evaluating the impact of ASU 2014-08 to its consolidated financial statements.

17.     Subsequent Events

On April 25, 2014, the Company entered into a binding definitive agreement (the “Agreement”) with Comcast Corporation (“Comcast”), which contemplates three transactions: (1) an asset purchase, (2) an asset exchange and (3) a contribution and spin-off transaction (collectively, the “Transactions”) as described in more detail below. The Transactions are expected to be executed substantially contemporaneously with each other and will be consummated as promptly as practicable following the merger of a subsidiary of Comcast with Time Warner Cable, Inc. (“TWC”) as previously announced by Comcast and TWC. The completion of the Transactions will result in the combined Comcast-TWC entity divesting approximately 3.9 million customers and Charter acquiring 1.4 million existing TWC customers, increasing its current video customer base from 4.4 million to approximately 5.7 million. Additionally, the Company will provide management services to the spun-off company, which will serve approximately 2.5 million customers, and the Company will be reimbursed the actual costs of such services, in addition to a fee of 4.25% of the spun-off company’s gross revenues.
Asset Purchase

At closing, the Company will acquire from Comcast systems currently owned by TWC serving approximately 1.4 million customers and all other assets and liabilities primarily related to such systems for cash consideration. The consideration for the assets purchased will be financed with new indebtedness of Charter and is currently estimated at approximately $7.3 billion. The Company will pay to Comcast the tax benefit of the step up it receives in the tax basis of the assets. Such tax benefit will be paid as realized by the Company over an eight year period, and an additional payment will be made at the end of such eight year period in the amount of any remaining tax benefit (on a present value basis).
Asset Exchange
At closing, the Company and Comcast will exchange certain systems serving approximately 1.6 million customers of each company and all other assets and liabilities primarily related to such systems in a tax-efficient like kind exchange, improving the geographic presence of both companies, leading to greater operational efficiencies, improved technology deployment and enhanced customer service.

Contribution and Spin-Off

CCH I, LLC (“CCH I”), a current subsidiary of Charter will form a new subsidiary which will merge with Charter, through a tax free reorganization. CCH I will become the new holding company (“New Charter”) that will own 100% of Charter, and acquire an approximate 33% stake in a new publicly-traded cable provider to be spun-off by Comcast serving approximately 2.5 million existing Comcast customers (“SpinCo”). New Charter will acquire its interest in SpinCo by issuing New Charter stock to Comcast shareholders (including former TWC shareholders). Comcast shareholders, including the former TWC shareholders, are expected to own approximately 67% of SpinCo, while New Charter is expected to directly own approximately 33% of SpinCo. SpinCo expects to incur leverage of approximately 5 times its estimated pro forma EBITDA to fund a distribution to Comcast. At closing, SpinCo will have a board of nine directors, separated into three classes, and will include six independent directors and three directors designated by Charter. Comcast will hold no ownership interest in SpinCo (or New Charter) and will have no role in managing SpinCo.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The asset purchase, asset exchange and the acquisition of interests in SpinCo will be valued at a 7.125 times 2014 EBITDA multiple (as defined by the parties), subject to certain post-closing adjustments.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (“Charter”) is a holding company whose principal asset is a 100% common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”). Charter owns cable systems through its subsidiaries.

We are a cable operator providing services in the United States with approximately 6.1 million residential and commercial customers at March 31, 2014. We offer our customers traditional cable video programming, Internet services, and voice services, as well as advanced video services such as OnDemandTM (“OnDemand”), high definition (“HD”) television and digital video recorder (“DVR”) service. We also sell local advertising on cable networks and provide fiber connectivity to cellular towers.

Recent Events
On April 25, 2014, we entered into a binding definitive agreement (the “Agreement”) with Comcast Corporation (“Comcast”), which contemplates three transactions: (1) an asset purchase, (2) an asset exchange and (3) a contribution and spin-off transaction (collectively, the “Transactions”) as described in more detail below. The Transactions are expected to be executed substantially contemporaneously with each other and will be consummated as promptly as practicable following the merger of a subsidiary of Comcast with Time Warner Cable, Inc. (“TWC”) as previously announced by Comcast and TWC. The completion of the Transactions will result in the combined Comcast-TWC entity divesting approximately 3.9 million customers and Charter acquiring 1.4 million existing TWC customers, increasing our current video customer base from 4.4 million to approximately 5.7 million. Additionally, we will provide management services to the spun-off company, which will serve approximately 2.5 million customers, and we will be reimbursed the actual costs of such services, in addition to a fee of 4.25% of the spun-off company’s gross revenues.
Asset Purchase

At closing, we will acquire from Comcast systems currently owned by TWC serving approximately 1.4 million customers and all other assets and liabilities primarily related to such systems for cash consideration. The consideration for the assets purchased will be financed with new indebtedness of Charter and is currently estimated at approximately $7.3 billion. We will pay to Comcast the tax benefit of the step up we receive in the tax basis of the assets. Such tax benefit will be paid as realized by us over an eight year period, and an additional payment will be made at the end of such eight year period in the amount of any remaining tax benefit (on a present value basis).
Asset Exchange
At closing, we and Comcast will exchange certain systems serving approximately 1.6 million customers of each company and all other assets and liabilities primarily related to such systems in a tax-efficient like kind exchange, improving the geographic presence of both companies, leading to greater operational efficiencies, improved technology deployment and enhanced customer service.

Contribution and Spin-Off

CCH I, LLC (“CCH I”), a current subsidiary of Charter will form a new subsidiary which will merge with Charter, through a tax free reorganization. CCH I will become the new holding company (“New Charter”) that will own 100% of Charter, and acquire an approximate 33% stake in a new publicly-traded cable provider to be spun-off by Comcast serving approximately 2.5 million existing Comcast customers (“SpinCo”). New Charter will acquire its interest in SpinCo by issuing New Charter stock to Comcast shareholders (including former TWC shareholders). Comcast shareholders, including the former TWC shareholders, are expected to own approximately 67% of SpinCo, while New Charter is expected to directly own approximately 33% of SpinCo. SpinCo expects to incur leverage of approximately 5 times its estimated pro forma EBITDA to fund a distribution to Comcast. At closing, SpinCo will have a board of nine directors, separated into three classes, and will include six independent directors and three directors designated by Charter. Comcast will hold no ownership interest in SpinCo (or New Charter) and will have no role in managing SpinCo.

The asset purchase, asset exchange and the acquisition of interests in SpinCo will be valued at a 7.125 times 2014 EBITDA multiple (as defined by the parties), subject to certain post-closing adjustments.

Acquisition of Bresnan

In July 2013, Charter and Charter Communications Operating, LLC ("Charter Operating") acquired Bresnan Broadband Holdings, LLC and its subsidiaries (collectively, “Bresnan”) from a wholly owned subsidiary of Cablevision Systems Corporation ("Cablevision"), for $1.625 billion in cash, subject to a working capital adjustment and a reduction for certain funded indebtedness of Bresnan (the "Bresnan Acquisition"). Bresnan manages cable operating systems in Colorado, Montana, Wyoming and Utah that pass approximately 670,000 homes and serve approximately 375,000 residential and commercial customer relationships.

Overview

Our business plans include goals for increasing customers and revenue. To reach our goals, we have actively invested in our network and operations, and have improved the quality and value of the products and packages that we offer. We have enhanced our video product by increasing digital and HD-DVR penetration, offering more HD channels, and deemphasizing our analog service. We simplified our offers and pricing and improved our packaging of products to bring more value to new and existing customers. As part of our effort to create more value for customers, we have focused on driving penetration of our triple play offering, which includes more than 100 HD channels, video on demand, Internet service, and fully-featured voice service. In addition, we have implemented a number of changes to our organizational structure, selling methods and operating tactics. We are increasingly insourcing our field operations, call center and direct sales workforces and modifying the way our sales workforce is compensated, which we believe positions us for better customer service and growth. We expect that our enhanced product set combined with improved customer service will lead to lower customer churn and longer customer lifetimes, allowing us to grow our customer base and revenue more quickly and economically. We expect our capital expenditures to remain elevated as we strive to increase digital and HD-DVR penetration, place higher levels of customer premise equipment per transaction and progressively move to an all-digital platform.

Total revenue growth was 15% for the three months ended March 31, 2014 compared to the corresponding period in 2013, due to the Bresnan Acquisition described above and growth in our video, Internet and commercial businesses. Total revenue growth on a pro forma basis for the Bresnan Acquisition as if it had occurred on January 1, 2013 was 8% for the three months ended March 31, 2014 compared to the corresponding period in 2013. For the three months ended March 31, 2014 and 2013, adjusted earnings (loss) before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) was $767 million and $670 million, respectively.  See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Adjusted EBITDA increased 14% for the three months ended March 31, 2014 compared to the corresponding period in 2013 as a result of the Bresnan Acquisition, which contributed $45 million, and an increase in residential and commercial revenues offset by increases in programming costs and marketing costs. For the three months ended March 31, 2014 and 2013, our income from operations was $243 million and $223 million, respectively. In addition to the factors discussed above, income from operations for the three months ended March 31, 2014 was affected by increases in depreciation and amortization primarily due to the Bresnan Acquisition.

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

If the economic and competitive conditions discussed above do not improve, we believe our business and results of operations may be adversely affected, which may contribute to future impairments of our franchises and goodwill.

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

The following table summarizes our customer statistics for video, Internet and voice as of March 31, 2014 and 2013 (in thousands except revenue per customer relationship).

	Approximate as of
	March 31,
	2014 (a)	2013 (a)
Residential
Video (b)	4,195	3,965
Internet (c)	4,519	3,884
Voice (d)	2,325	1,973
Residential PSUs (e)	11,039	9,822

Residential Customer Relationships (f)	5,673	5,091
Monthly Residential Revenue per Residential Customer (g)	$110.29	$107.25

Commercial
Video (b)(h)	160	159
Internet (c)	269	202
Voice (d)	152	112
Commercial PSUs (e)	581	473

Commercial Customer Relationships (f)(h)	379	323

After giving effect to the Bresnan Acquisition in July 2013 described above, March 31, 2013 residential video, Internet and phone customers would have been 4,261,000, 4,166,000 and 2,131,000, respectively, and commercial video, Internet and phone customers would have been 167,000, 220,000 and 123,000, respectively.

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, at March 31, 2014 and 2013, customers include approximately 11,100 and 12,000 customers, respectively, whose accounts were over 60 days past due in payment, approximately 900 and 2,400 customers, respectively, whose accounts were over 90 days past due in payment, and approximately 800 and 1,300 customers, respectively, whose accounts were over 120 days past due in payment.

(b)
“Video customers” represent those customers who subscribe to our video cable services. Our methodology for reporting residential video customers generally excludes units under bulk arrangements, unless those units have a digital set-top box, thus a direct billing relationship. As we complete our all-digital transition, bulk units are supplied with digital set-top boxes adding to our bulk digital upgrade customers. First quarter 2014 and 2013 residential video net additions include 16,000 and 5,000, respectively, bulk video units as a result of adding digital set-top boxes to bulk units.

(c)	“Internet customers” represent those customers who subscribe to our Internet services.

(d)	“Voice customers” represent those customers who subscribe to our voice services.

(e)	“Primary Service Units” or “PSUs” represent the total of video, Internet and voice customers.

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

(g)
"Monthly Residential Revenue per Residential Customer" is calculated as total residential video, Internet and voice quarterly revenue divided by three divided by average residential customer relationships during the respective quarter.

(h)
Included within commercial video customers are those in commercial structures, which are calculated on an equivalent bulk unit (“EBU”) basis. We calculate EBUs by dividing the bulk price charged to accounts in an area by the published rate charged to non-bulk residential customers in that market for the comparable tier of service. This EBU method of estimating basic video customers is consistent with the methodology used in determining costs paid to programmers and is consistent with the methodology used by other multiple system operators. As we increase our published video rates to residential customers without a corresponding increase in the prices charged to commercial service customers, our EBU count will decline even if there is no real loss in commercial service customers. For example, commercial video customers decreased by 5,000 and 10,000 during the three months ended March 31, 2014 and 2013, respectively, due to published video rate increases and other revisions to customer reporting methodology.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Annual Report on Form 10-K.

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended March 31,
	2014		2013

Revenues	$2,202	100%	$1,917	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	1,447	66%	1,258	66%
Depreciation and amortization	505	23%	425	22%
Other operating expenses, net	7	—%	11	1%
	1,959	89%	1,694	88%
Income from operations	243	11%	223	12%

Other Expenses:
Interest expense, net	(211)		(210)
Loss on extinguishment of debt	—		(42)
Loss on derivative instruments, net	(2)		(3)
Other expense, net	(3)		(1)
	(216)		(256)

Income (loss) before income taxes	27		(33)

Income tax expense	(64)		(9)

Net loss	$(37)		$(42)

LOSS PER COMMON SHARE, BASIC AND DILUTED:	$(0.35)		$(0.42)

Weighted average common shares outstanding, basic and diluted	106,439,198		100,327,418

Revenues. Total revenue grew $285 million or 15% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Revenue growth primarily reflects increases in the number of residential Internet and triple play customers and in commercial business customers, growth in expanded basic and digital penetration, promotional and annual rate increases, and higher advanced services penetration offset by a decrease in basic video customers. The Bresnan Acquisition increased revenues for each of the three months ended March 31, 2014 as compared to the three months March 31, 2013 by approximately $137 million.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended March 31,
	2014		2013		2014 over 2013
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change
Video	$1,090	50%	$958	50%	$132	14%
Internet	616	28%	501	26%	115	23%
Voice	150	7%	171	9%	(21)	(12)%
Commercial	234	11%	181	9%	53	29%
Advertising sales	68	3%	60	3%	8	13%
Other	44	2%	46	2%	(2)	(4)%

	$2,202	100%	$1,917	100%	$285	15%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue. Residential basic video customers increased by 230,000 from March 31, 2013 to March 31, 2014, however customers decreased by 66,000 customers after giving effect to the Bresnan Acquisition.

The increase in video revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2014 compared to three months ended March 31, 2013 Increase / (Decrease)

Incremental video services, price adjustments and bundle revenue allocation	$84
Decrease in basic video customers	(15)
Decrease in premium purchases	(6)
Bresnan Acquisition	69

$132

Residential Internet customers grew by 635,000 customers from March 31, 2013 to March 31, 2014 or 353,000 customers after giving effect to the Bresnan Acquisition. The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2014 compared to three months ended March 31, 2013 Increase / (Decrease)

Increase in residential Internet customers	$44
Service level changes and price adjustments	34
Bresnan Acquisition	37

$115

Residential voice customers grew by 352,000 customers from March 31, 2013 to March 31, 2014 or 194,000 customers after giving effect to the Bresnan Acquisition. The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2014 compared to three months ended March 31, 2013 Increase / (Decrease)

Price adjustments and bundle revenue allocation	$(44)
Increase in residential voice customers	12
Bresnan Acquisition	11

$(21)

Commercial revenues consist primarily of revenues from services provided to our commercial customers. Commercial PSUs increased 108,000 from March 31, 2013 to March 31, 2014, or 71,000 customers after giving effect to the Bresnan Acquisition. The increase in commercial revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2014 compared to three months ended March 31, 2013 Increase / (Decrease)

Sales to small-to-medium sized business customers	$26
Carrier site customers	5
Other	6
Bresnan Acquisition	16

$53

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues increased $8 million for the three months ended March 31, 2014 compared to the corresponding period in 2013 as a result of an increase in revenue from the political sector and on-line advertising. For the three months ended March 31, 2014 and 2013, we received $4 million and $5 million, respectively, in advertising sales revenues from vendors. The Bresnan Acquisition increased advertising sales revenues for the three months ended March 31, 2014 as compared to the three months March 31, 2013 by approximately $3 million.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues decreased $2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to a decrease in wire maintenance fees. The Bresnan Acquisition increased other revenues for the three months ended March 31, 2014 as compared to the three months March 31, 2013 by approximately $1 million.

Operating costs and expenses. The increases in our operating costs and expenses are attributable to the following (dollars in millions):

Three months ended March 31, 2014 compared to three months ended March 31, 2013 Increase / (Decrease)

Programming	$53
Franchise, regulatory and connectivity	3
Costs to service customers	4
Marketing	16
Other	21
Bresnan Acquisition	92

$189

Programming costs were approximately $606 million and $512 million, representing 42% and 41% of total operating costs and expenses for the three months ended March 31, 2014 and 2013, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, OnDemand, and pay-per-view programming. The increase in programming costs is primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and for new programming, offset in part by video customer losses. We expect programming expenses to continue to increase due to a variety of factors, including increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent, annual increases imposed by programmers with additional selling power as a result of media consolidation, and additional programming, including new sports services and non-linear programming for on-line and OnDemand programming. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

Costs to service customers include residential and commercial costs related to field operations, network operations and customer care including labor, reconnects, maintenance, billing and collection, occupancy and vehicle costs.

The increase in marketing costs for three months ended March 31, 2014 compared to the three months ended March 31, 2013 was the result of heavier sales activity and sales channel development.

The increases in other expense are attributable to the following (dollars in millions):

Three months ended March 31, 2014 compared to three months ended March 31, 2013 Increase / (Decrease)

Administrative labor	$9
Commercial sales expense	7
Advertising sales expense	3
Bad debt expense	2

$21

The increase in administrative labor during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 relates primarily to increases in the number of employees. Commercial sales expenses increased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily related to growth in the business.

Depreciation and amortization. Depreciation and amortization expense increased by $80 million for the three months ended March 31, 2014 compared to the corresponding period in 2013, respectively, primarily representing depreciation on more recent capital expenditures and the Bresnan Acquisition, offset by certain assets becoming fully depreciated.

Other operating expenses, net. Other operating expenses, net decreased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to a decrease in special charges. For more information, see Note 10 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. For the three months ended March 31, 2014 compared to the corresponding period in 2013, net interest expense increased by $1 million. The average interest on our long-term debt decreased from 6.0% for the three months ended March 31, 2013 to 5.6% for the three months ended March 31, 2014, respectively, while our weighted average debt outstanding increased from $12.8 billion for the three months ended March 31, 2013 to $14.1 billion for the three months ended March 31, 2014 as a result of the Bresnan Acquisition.

Loss on extinguishment of debt. Loss on extinguishment of debt of $42 million for the three months ended March 31, 2013 was recorded as a result of repaying amounts outstanding under the Charter Operating term loan C facility from the issuance of the CCO Holdings, LLC ("CCO Holdings") $500 million aggregate principal amount of 5.25% senior notes due 2021 and $500 million aggregate principal amount of 5.750% senior notes due 2023. For more information, see Note 5 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Loss on derivative instruments, net. Interest rate derivative instruments are held to manage our interest costs and reduce our exposure to increases in floating interest rates. We recorded a loss of $2 million and $3 million during the three months ended March 31, 2014 and 2013, respectively, which primarily represents the amortization of accumulated other comprehensive loss for interest rate derivative instruments no longer designated as hedges for accounting purposes offset by their change in fair value. For more information, see Note 7 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense. Income tax expense was recognized for the three months ended March 31, 2014 and 2013 primarily through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our indirect subsidiaries, in addition to $2 million and $6 million for the three months ended March 31, 2014 and 2013, respectively, of current federal and state income tax expense.  The three months ended March 31, 2013 included a step-up in basis of indefinite-lived assets for tax, but not GAAP purposes, resulting from the effects of partnership gains related to financing transactions, which decreased our net deferred tax liability related to indefinite-lived assets resulting in a benefit of $57 million. Our tax provision in future periods will vary based on various factors including changes in our deferred tax liabilities attributable to indefinite-lived intangibles, as well as future operating results, however we do not anticipate having such a large reduction in income tax expense attributable to these items unless we enter into restructuring transactions or similar future financing. The ultimate impact on the tax provision of such future financing and restructuring activities, if any, will be dependent on the underlying facts and circumstances at the time. For more information, see Note 11 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Net loss. Net loss decreased from $42 million for the three months ended March 31, 2013 to $37 million for the three months ended March 31, 2014 primarily as a result of the factors described above.

Loss per common share. During the three months ended March 31, 2014 compared to the corresponding period in 2013, net loss per common share decreased by $0.07 as a result of the factors described above.

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

Management and Charter's board of directors use adjusted EBITDA and free cash flow to assess Charter's performance and its ability to service its debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United States Securities and Exchange Commission, the "SEC"). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which fees were in the amount of $64 million and $51 million for the three months ended March 31, 2014 and 2013, respectively.

	Three Months Ended March 31,
	2014	2013

Net loss	$(37)	$(42)
Plus: Interest expense, net	211	210
Income tax expense	64	9
Depreciation and amortization	505	425
Stock compensation expense	12	11
Loss on extinguishment of debt	—	42
Loss on derivative instruments, net	2	3
Other, net	10	12

Adjusted EBITDA	$767	$670

Net cash flows from operating activities	$577	$541
Less: Purchases of property, plant and equipment	(539)	(412)
Change in accrued expenses related to capital expenditures	36	(11)

Free cash flow	$74	$118

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt.  The principal amount of our debt as of March 31, 2014 was $14.2 billion, consisting of $3.8 billion of credit facility debt and $10.4 billion of high-yield notes. Our business requires significant cash to fund principal and interest payments on our debt.  As of March 31, 2014, $398 million of our debt matures in 2014, $65 million in 2015, $93 million in 2016, $1.1 billion in 2017, $594 million in 2018 and $11.9 billion thereafter. As of December 31, 2013, as shown in our annual report on Form 10-K, we had other contractual obligations, including interest on our debt, totaling $7.5 billion. During 2014, we currently expect capital expenditures to be approximately $2.2 billion, including approximately $400 million for completion of our 2014 all-digital plan.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $74 million and $118 million for the three months ended March 31, 2014 and 2013, respectively. We expect to generate positive free cash flow for 2014. As of March 31, 2014, the amount available under our credit facilities was approximately $1.2 billion. We expect to utilize free cash flow and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of or reduce the principal on our obligations. The timing and terms of any refinancing transactions will be subject to market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating's revolving credit facility as well as access to the capital markets to fund our projected operating cash needs.

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

Free Cash Flow

Free cash flow was $74 million and $118 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in free cash flow for the three months ended March 31, 2014 compared to the corresponding period in 2013 is primarily due to an increase of $127 million in capital expenditures and an increase of $105 million in cash paid for interest offset by an increase of $97 million in Adjusted EBITDA and changes in operating assets and liabilities that provided $81 million more cash during the three months ended March 31, 2014.

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of March 31, 2014, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on March 31, 2014 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on CCO Holdings notes and credit facility are further restricted by the covenants in its credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $4 million and $21 million in cash and cash equivalents as of March 31, 2014 and December 31, 2013, respectively.

Operating Activities. Net cash provided by operating activities increased $36 million from $541 million for the three months ended March 31, 2013 to $577 million for the three months ended March 31, 2014, primarily due to an increase in Adjusted EBITDA of $97 million and changes in operating assets and liabilities, excluding the change in accrued interest and accrued expenses related to capital expenditures, that provided $34 million more cash during the three months ended March 31, 2014 offset by a $105 million increase in our cash paid for interest.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2014 and 2013 was $499 million and $432 million, respectively. The increase is primarily due to higher in capital expenditures.

Financing Activities. Net cash used in financing activities was $95 million and $51 million for the three months ended March 31, 2014 and 2013, respectively. The increase in cash used was primarily the result of an increase in the amount by which repayments of long-term debt, including applicable premiums, exceeded borrowings.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $539 million and $412 million for the three months ended March 31, 2014 and 2013, respectively.  The increase was driven by our all-digital initiative, residential customer growth and the acquisition of Bresnan, offset by lower spending on equipment to support customer migration to Charter's new pricing and packaging. See the table below for more details.

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

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our liabilities related to capital expenditures increased by $36 million and decreased by $11 million for the three months ended March 31, 2014 and 2013, respectively.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three months ended March 31, 2014 and 2013. The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended March 31,
	2014	2013

Customer premise equipment (a)	$329	$233
Scalable infrastructure (b)	87	54
Line extensions (c)	40	46
Upgrade/rebuild (d)	33	39
Support capital (e)	50	40

Total capital expenditures (f)	$539	$412

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

(f)
Total capital expenditures include $119 million and $1 million related to our all-digital transition and $59 million and $61 million related to commercial services for the three months ended March 31, 2014 and 2013, respectively.

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

As of March 31, 2014 and December 31, 2013, the accreted value of our debt was approximately $14.1 billion and $14.2 billion, respectively.  As of March 31, 2014 and December 31, 2013, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 3.5% and 3.6%, respectively, and the weighted average interest rate on the high-yield notes was approximately 6.4% and 6.4%, respectively, resulting in a blended weighted average interest rate of 5.6% and 5.6%, respectively. The interest rate on approximately 83% and 84% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of March 31, 2014 and December 31, 2013, respectively.

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

Changes in the fair value of interest rate derivative instruments that were designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that met effectiveness criteria were reported in accumulated other comprehensive loss. The amounts were subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affected earnings (losses). For the three months ended March 31, 2013, a gain of $7 million related to derivative instruments designated as cash flow hedges was recorded in other comprehensive loss, respectively.

Due to repayment of variable rate credit facility debt without a LIBOR floor, certain interest rate derivative instruments were de-designated as cash flow hedges during the three months ended March 31, 2013, as they no longer met the criteria for cash flow hedging specified by GAAP. In addition, on March 31, 2013, the remaining interest rate derivative instruments that continued to be highly effective cash flow hedges for GAAP purposes were electively de-designated. On the date of de-designation, we completed a final measurement test for each interest rate derivative instrument to determine any ineffectiveness and such amount was reclassified from accumulated other comprehensive loss into loss on derivative instruments, net in our condensed consolidated statements of operations. For the three months ended March 31, 2014 and March 31, 2013, a loss of $6 million and $4 million, respectively, related to the reclassification from accumulated other comprehensive loss into earnings as a result of cash flow hedge discontinuance was recorded in loss on derivative instruments, net. While these interest rate derivative instruments are no longer designated as cash flow hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a gain or loss on derivative instruments, net in our condensed consolidated statements of operations. For the three months ended March 31, 2014 and 2013, gains of $4 million and $1 million related to the change in fair value of interest rate derivative instruments not designated as cash flow hedges was recorded in loss on derivative instruments, net. The balance that remains in accumulated other comprehensive loss for these interest rate derivative instruments will be amortized over the respective lives of the contracts and recorded as a loss within loss on derivative instruments, net in our condensed consolidated statements of operations. The estimated net amount of existing losses that are reported in accumulated other comprehensive loss as of March 31, 2014 that is expected to be reclassified into earnings within the next twelve months is approximately $16 million.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of March 31, 2014 (dollars in millions):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$—	$—	$—	$1,000	$—	$9,350	$10,350	$10,687
Average Interest Rate	—%	—%	—%	7.25%	—%	6.28%	6.37%

Variable Rate	$398	$65	$93	$102	$594	$2,551	$3,803	$3,772
Average Interest Rate	2.74%	2.84%	3.84%	4.77%	5.32%	6.24%	5.58%

Interest Rate Instruments:
Variable to Fixed Rate	$300	$300	$250	$850	$—	$—	$1,700	$26
Average Pay Rate	4.82%	4.99%	3.89%	3.84%	—%	—%	4.23%
Average Receive Rate	2.51%	2.65%	4.44%	5.24%	—%	—%	4.18%

As of March 31, 2014, we had $1.7 billion in notional amounts of interest rate derivative instruments outstanding. This includes $250 million in delayed start interest rate derivative instruments that become effective in September 2014 through March 2015.  In any future quarter in which a portion of these delayed start interest rate derivative instruments first becomes effective, an equal or greater notional amount of the currently effective interest rate derivative instruments are scheduled to mature.  Therefore, the $1.5 billion notional amount of currently effective interest rate derivative instruments will gradually step down over time as current interest rate derivative instruments mature and an equal or lesser amount of delayed start interest rate derivative instruments become effective.

The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at March 31, 2014 including applicable bank spread.

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

There was no change in our internal control over financial reporting during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings.

Our Annual Report on Form 10-K for the year ended December 31, 2013 includes "Legal Proceedings" under Item 3 of Part I. There have been no material changes from the legal proceedings described in our Form 10-K, except as described below.

Patent Litigation

Ronald A. Katz Technology Licensing, L.P. v. Charter Communications, Inc. et. al.  As previously reported, in 2006, Ronald A. Katz Technology Licensing, L.P. filed a lawsuit against Charter and other parties in the U. S. District Court for the District of Delaware alleging that Charter and the other defendants infringed its interactive call processing patents.  The matter settled in March 2014 for an amount that is not material to Charter’s consolidated financial statements and the litigation was dismissed.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2013 includes “Risk Factors” under Item 1A of Part I. Except for the updated risk factors described below, there have been no material changes from the risk factors described in our Form 10-K. The information below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

Risks Related to the Transactions

Completion of the Transactions is subject to many conditions and if these conditions are not satisfied or waived, the Transactions will not be completed.

Our obligation and the obligation of Comcast to complete the Transactions are subject to satisfaction or waiver of a number of conditions, including, among others:

•	completion of Comcast’s acquisition of TWC;

•	receipt of certain regulatory approvals for the Transactions, in most cases without the imposition of a burdensome condition;

•	approval by our stockholders;

•	receipt of opinions of counsel as to the tax-free nature of certain of the Transactions;

•	absence of injunction or legal impediment on any of the Transactions;

•	approval for the listing on a stock exchange of the shares of SpinCo common stock to be issued in the Transactions;

•	effectiveness of a registration for New Charter shares to be issued in the Merger and approval for listing on NASDAQ of those shares;

•	accuracy of the representations and warranties with respect to each of the Transactions, subject to certain materiality thresholds;

•	performance of covenants with respect to each of the Transactions, subject to certain materiality thresholds;

•
with respect to our obligations, absence of a material adverse change with respect to the assets and liabilities transferred to SpinCo and the assets transferred by Comcast to us, taken as a whole, and with respect to Comcast’s obligations, absence of a material adverse change with respect to the assets and liabilities transferred by us to Comcast and absence of a material adverse effect with respect to us, and also with respect to our obligations, absence of the assertion by our financing sources of a material adverse effect with respect to us.

There can be no assurance that the conditions to closing of the Transactions will be satisfied or waived or that the Transactions will be completed.

In order to complete the Transactions, we along with Comcast must make certain governmental filings and obtain certain governmental authorizations, and if such filings and authorizations are not made or granted or are granted with conditions to the parties, completion of the Transactions may be jeopardized or the anticipated benefits of the Transactions could be reduced.

Completion of the Transactions is conditioned upon the expiration or early termination of the waiting periods relating to the Transactions under the Hart-Scott-Rodino Antitrust Improvement Act and the required governmental authorizations, including an order of the Federal Communications Commission, having been obtained and being in full force and effect. Although we and

Comcast have agreed in the Agreement to use reasonable best efforts, subject to certain limitations, to make certain governmental filings or obtain the required governmental authorizations, as the case may be, there can be no assurance that the relevant waiting periods will expire or that the relevant authorizations will be obtained. In addition, the governmental authorities with or from which these authorizations are required have broad discretion in administering the governing regulations. As a condition to authorization of the Transactions or related transactions, these governmental authorities may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business after completion of the Transactions. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Transactions or imposing additional material costs on or materially limiting the revenues of the combined company following the Transactions, or otherwise adversely affect our business and results of operations after completion of the Transactions. In addition, we can provide no assurance that these conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Transactions.

Our business relationships may be subject to disruption due to uncertainty associated with the Transactions.

Parties that we do business with may experience uncertainty associated with the Transactions, including with respect to current or future business relationships with us. Our business relationships may be subject to disruption as customers, distributors, suppliers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. These disruptions could have an adverse effect on our business, financial condition, results of operations or prospects, including an adverse effect on our ability to realize the anticipated benefits of the Transactions. The risk, and adverse effect, of such disruptions could be exacerbated by a delay in completion of the Transactions or termination of the Agreement.

We have relied on publicly available information on the systems being acquired by Charter and by SpinCo.

We have relied on publicly available information regarding the systems being acquired by Charter and by SpinCo, and do not yet have full carveout or pro forma financial statements for such systems. The transaction terms accordingly provide for assumption by Charter and by SpinCo of only those liabilities that are primarily related to the systems acquired by each of them respectively, and for valuation terms that will depend on actual carveout 2014 EBITDA (as defined in the Agreement) produced by such systems, including true-up adjustment payments related to EBITDA and, in some cases, working capital. However, it is possible that significant liabilities, present, future or contingent, may be assumed by Charter or SpinCo that are not fully reflected in the valuation terms, and accordingly could have a material adverse effect on Charter and/or its investment in SpinCo. Similarly, it is possible that certain assets required to operate the systems acquired by SpinCo and Charter, such as licenses, technologies and/or employees, may not be transferred in the Transactions, requiring SpinCo and Charter to incur additional costs and invest additional resources to procure such assets and/or hire employees with expertise in the transferred business, which may adversely affect Charter’s ability to realize the anticipated benefits of the Transactions.

The integration of the business acquired in the Transactions with the businesses we operated prior to the Transactions may not be successful or the anticipated benefits from the Transactions may not be realized.

After consummation of the Transactions, we will have significantly more systems, assets, investments, businesses, subscribers and employees than we did prior to the Transactions. The process of integrating these assets with the businesses we operated prior to the Transactions will require us to expend significant capital and significantly expand the scope of our operations and financial systems. Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of the acquired assets with our pre-Transactions operations. There is a significant degree of difficulty and management involvement inherent in that process. These difficulties include:

•	integrating the operations of the acquired assets while carrying on the ongoing operations of the businesses we operated prior to the Transactions;

•	integrating information, purchasing, provisioning, accounting, finance, sales, billing, payroll, reporting and regulatory compliance systems;

•	integrating and unifying the product offerings and services available to customers, including customer premise equipment and video user interfaces;

•	managing a significantly larger company than before consummation of the Transactions;

•	integrating separate business cultures;

•	attracting and retaining the necessary personnel associated with the acquired assets; and

•	creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters.

Charter and Comcast have agreed to provide each other with transition services in connection with the transferred systems and relevant assets. Providing such services could divert management attention and result in additional costs. In addition, the inability to procure such services on reasonable terms or at all could negatively impact our expected results of operations.

There is no assurance that the assets acquired in the Transactions will be successfully or cost-effectively integrated into the businesses we operated prior to the Transactions. The process of integrating the acquired assets into our pre-Transactions operations may cause an interruption of, or loss of momentum in, the activities of our business. If our management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and our liquidity, results of operations and financial condition may be materially adversely impacted.

Even if we are able to successfully integrate the new assets, it may not be possible to realize the benefits that are expected to result from the Transactions, or realize these benefits within the time frame that is expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Transactions may be offset by costs incurred or delays in integrating the companies. If we fail to realize the benefits we anticipate from the acquisition, our liquidity, results of operations or financial condition may be adversely affected.

Failure to complete the Transactions could negatively impact our stock price and our future business and financial results.

If the Transactions are not completed for any reason, including as a result of our stockholders failing to approve the necessary proposals, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Transactions, we would be subject to a number of risks:

•	We may experience negative reactions from the financial markets, including negative impacts on our stock price;

•	We may experience negative reactions from our customers, regulators and employees;

•	We may be required to pay certain costs relating to the Transactions, whether or not the Transactions are completed;

•
The Agreement places certain restrictions on the conduct of our business with respect to our assets being transferred to Comcast prior to completion of the Transactions. Such restrictions, the waiver of which is subject to the consent of the other party (in certain cases, not to be unreasonably withheld, conditioned or delayed), may prevent us from taking certain specified actions or otherwise pursuing business opportunities during the pendency of the Transactions; and

•
Matters relating to the Transactions (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

If the Transactions are not completed, the risks described above may materialize and they may adversely affect our business, financial condition, financial results and stock price.

In addition, we could be subject to litigation related to any failure to complete the Transactions or related to any enforcement proceeding commenced against us to perform our obligations under the Agreement.

After the Transactions are complete, our stockholders will have a lower ownership and voting interest than they currently have.

Based on the number of shares of our common stock outstanding as of March 31, 2014, the trading price of our common stock as of April 25, 2014, and assumptions around the 2014 EBITDA of SpinCo and the amount of SpinCo indebtedness at the time of completion of the Transactions, it is expected that, immediately after completion of the Transactions, persons who hold our stock as of immediately prior to the Transactions will own approximately 87% of the outstanding shares of common stock of New Charter. Consequently, former stockholders will have less influence over our management and policies than they currently have. In addition, any changes to the number of shares outstanding, trading price of our common stock, EBITDA associated with SpinCo assets or the amount of SpinCo indebtedness at the time of completion of the Transactions will affect, and could significantly reduce, the number of outstanding shares of common stock of New Charter held by persons who hold our stock as of immediately prior to the closing. Similarly, if Charter exercises its option to increase the merger consideration to SpinCo holders as a result of insufficient debt tenders in the debt-for-debt exchange that are part of the Transactions, such option could significantly reduce, the number of outstanding shares of common stock of New Charter held by persons who hold our stock as of immediately prior to the closing.

We may not be able to obtain financing for the acquisition of systems contemplated by the Transactions, or may be able to obtain such financing only on unfavorable terms.

We plan to obtain financing commitments from several financial institutions to finance the acquisitions of systems contemplated by the Transactions. The terms of these commitments have not yet been determined, and if there are unfavorable developments in the credit markets or in Charter’s business, such commitments may not be available, or may be available only on unfavorable terms. Even if obtained on reasonable terms, the commitments may be contingent upon conditions related to the conduct and results of our business. If there are changes in the financial condition or results of operations of our company prior to the completion of the Transactions, our financing sources may not provide the funding under the commitment. Even if funding is not received, we may still be obligated to consummate the acquisitions of systems contemplated by the Transactions. In that event we may need to rely on alternative sources of financing, which we may not be able to obtain on reasonable terms, and/or may need to rely on our cash reserves, which may divert funding from other needs of our company. Additionally, the failure to obtain financing from our financing sources may cause our company not to be able to complete the Transactions and to be exposed to legal claims for specific performance or damages, any of which could have a material adverse effect on Charter.

As a result of the planned financing of the Transactions, our indebtedness following completion of the Transactions will be greater than our current indebtedness. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility, and increase interest expense.

We will have increased indebtedness following completion of the Transactions in comparison to our recent historical basis, which would have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. In addition, the amount of cash required to service our increased indebtedness levels following completion of the Transactions and thus the demands on our cash resources will be greater than the amount of cash flows required to service our indebtedness prior to the Transactions. The increased levels of indebtedness following completion of the Transactions could also reduce funds available for our investments in product development as well as capital expenditures, share repurchases and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.

In addition, our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations.

We will incur significant transaction-related costs in connection with the Transactions.

We expect to incur a number of non-recurring costs associated with the Transactions. The substantial majority of non-recurring expenses will be comprised of transaction costs related to the Transactions. We also will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Transactions and integration. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

Sales of New Charter common stock after the Transactions may negatively affect the market price of New Charter common stock.

The shares of New Charter common stock to be issued in the Transactions to holders of SpinCo common stock will generally be eligible for immediate resale. The market price of New Charter common stock could decline as a result of sales of a large number of shares of New Charter common stock in the market after the consummation of the Transactions or even the perception that these sales could occur.

Currently, Comcast shareholders may include index funds that have performance tied to the Standard & Poor’s 500 Index or other stock indices, and institutional investors subject to various investing guidelines. Because New Charter may not be included in these indices following the consummation of the Transactions or may not meet the investing guidelines of some of these institutional investors, these index funds and institutional investors may decide to or may be required to sell the New Charter common stock that they receive in the Transactions. These sales, or the possibility that these sales may occur, may also make it more difficult for New Charter to obtain additional capital by selling equity securities in the future at a time and at a price that it deems appropriate.

If the Contribution and the Spin-Off does not qualify as a tax-free reorganization under Sections 368(a)(1)(D) and  355 of the Code, including as a result of subsequent acquisitions of stock of SpinCo, then Comcast may recognize a very substantial amount of taxable gain and SpinCo (and in certain circumstances, Charter)  may be obligated to indemnify Comcast  for these taxes.

The completion of the Transactions is conditioned upon the receipt of opinions from counsel as to the tax free nature of certain of the Transactions, including the Spin-Off.  The opinions of counsel will be based on, among other things, current law and certain assumptions and representations as to factual matters made by Comcast, SpinCo and Charter.  Any change in currently applicable law, which may be retroactive, or the failure of any representation to be true, correct and complete, could adversely affect the conclusions reached by counsel in the opinions.  Moreover, the opinions will not be binding on the Internal Revenue Service (“IRS”) or the courts, and the IRS or the courts may not agree with the conclusions reached in the opinion.

Even if the Spin-Off otherwise qualifies as a tax-free spin-off for U.S. federal income tax purposes, the Spin-Off will be taxable to Comcast pursuant to section 355(e) of the Internal Revenue Code (the “Code”) if 50% or more of the stock of either Comcast or SpinCo is acquired, directly or indirectly (taking into account the stock of SpinCo acquired by New Charter in the Merger and the stock of Comcast and SpinCo acquired by TWC shareholders in the transaction between Comcast and TWC and in the Spin-Off), as part of a plan or series of related transactions that includes the Spin-Off. Because SpinCo stockholders that are former Comcast shareholders (exclusive of former TWC shareholders) will own more than 50% of the common stock of SpinCo following the Merger, the Merger standing alone is not expected to cause the Spin-Off to be taxable to Comcast under section 355(e) of the Code. However, if the IRS were to determine that other acquisitions of SpinCo common stock or Comcast common stock, either before or after the Spin-Off are part of a plan or series of related transactions that includes the Spin-Off, such determination could result in the recognition of gain by Comcast under section 355(e) of the Code. If section 355(e) of the Code applied, Comcast might recognize a very substantial amount of taxable gain.

Under the tax sharing agreement that will be entered into by Comcast, SpinCo and, to a limited extent, New Charter, in certain circumstances, and subject to certain limitations, SpinCo will be required to indemnify Comcast against taxes on the Spin-Off that arise as a result of certain actions or failures to act by SpinCo or as a result of certain changes in ownership of the stock of SpinCo after the completion of the Transactions. SpinCo will be unable to take certain actions after the Transactions because such actions could adversely affect the tax-free status of the Spin-Off, and such restrictions could be significant. If SpinCo is required to indemnify Comcast in the event the Spin-Off is taxable, this indemnification obligation would be substantial and could have a material adverse effect on SpinCo.

Moreover, under the tax sharing agreement, in certain circumstances, and subject to certain limitations, New Charter will be required to indemnify Comcast against taxes on the Spin-Off that arise from New Charter taking any actions that would result in New Charter holding SpinCo shares in excess of the percentage of SpinCo shares acquired in the Merger during the two year period following the Spin-Off.  If New Charter is required to indemnify Comcast in the event the Spin-Off is taxable, this indemnification obligation would be substantial and could have a material adverse effect on New Charter.

New Charter and SpinCo will be unable to take certain actions after the Transactions (potentially including certain desirable strategic transactions) because such actions could adversely affect the tax-free status of the Spin-Off, and such restrictions could be significant.

The tax sharing agreement will prohibit SpinCo and New Charter from taking actions that could cause the Spin-Off to be taxable to Comcast.

In particular, for two years after the completion of the Transactions, SpinCo and New Charter will not be permitted to take actions that would result in 50% or more of the stock of SpinCo to be acquired, directly or indirectly (taking into account the stock of SpinCo acquired by New Charter in the Merger and the stock of Comcast and SpinCo acquired by TWC shareholders in the transaction between Comcast and TWC and in the Spin-Off), as part of a plan or series of related transactions that includes the Spin-Off.  These actions could include entering into certain merger or consolidation transactions, certain stock issuances and certain other desirable strategic transactions.

Item 2.     Unregistered Sales of Equity Proceeds and Use of Proceeds.

(C) Purchases of Equity Securities by the Issuer

The following table presents Charter's purchases of equity securities completed during the first quarter of 2014.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2014	1,523 (1)	$135.87	N/A	N/A
February 1 - 28, 2014	75,549 (1)	$132.83	N/A	N/A
March 1 - 31, 2014	762 (1)	$126.88	N/A	N/A

(1)	Represents shares of Charter common stock withheld for payment of income tax withholding owed by employees upon vesting of restricted shares and restricted stock units.

Item 6.     Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President - Finance, Controller and
Date: April 30, 2014		Chief Accounting Officer

S- 1

Exhibit Index

Exhibit	Description

12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101
The following financial statements from Charter Communications, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, filed with the Securities and Exchange Commission on April 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

_____________

*	Filed herewith.

E- 1