Form 10-Q
period 2014-06-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2014-07-31
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Number of shares of Class A common stock outstanding as of June 30, 2014: 108,644,877

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2014

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2014. The United States Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc. and its subsidiaries.

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

Risks Related to Comcast Corporation ("Comcast") Transactions

•	the ultimate outcome of the proposed transactions between us and Comcast including the possibility that such transactions may not occur if closing conditions are not satisfied;

•
if any such transaction were to occur, the ultimate outcome and results of integrating operations and application of our operating strategies to the acquired assets and the ultimate ability to realize synergies at the levels currently expected as well as potential programming dis-synergies;

•
the impact of the proposed transaction on our stock price and future operating results, including due to transaction and integration costs, increased interest expense, business disruption, and diversion of management time and attention;

•	the reduction in our current stockholders’ percentage ownership and voting interest as a result of the proposed transaction;

•	the increase in indebtedness as a result of the proposed transactions, which will increase interest expense and may decrease our operating flexibility;

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

•	general business conditions, economic uncertainty or downturn, high unemployment levels and the level of activity in the housing sector;

•	our ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);

•	the development and deployment of new products and technologies including in connection with our plan to make our systems all-digital in 2014;

•	the effects of governmental regulation on our business or potential business combination transactions;

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9	$21
Accounts receivable, less allowance for doubtful accounts of
$23 and $19, respectively	252	234
Prepaid expenses and other current assets	76	67
Total current assets	337	322

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $5,566 and $4,787, respectively	8,197	7,981
Franchises	6,009	6,009
Customer relationships, net	1,245	1,389
Goodwill	1,170	1,177
Total investment in cable properties, net	16,621	16,556

OTHER NONCURRENT ASSETS	411	417

Total assets	$17,369	$17,295

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,606	$1,467
Total current liabilities	1,606	1,467

LONG-TERM DEBT	14,019	14,181
DEFERRED INCOME TAXES	1,554	1,431
OTHER LONG-TERM LIABILITIES	71	65

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
108,760,313 and 106,144,075 shares issued, respectively	—	—
Class B common stock; $.001 par value; 25 million shares authorized;
no shares issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no shares issued and outstanding	—	—
Additional paid-in capital	1,816	1,760
Accumulated deficit	(1,650)	(1,568)
Treasury stock at cost; 115,436 and 0 shares, respectively	(17)	—
Accumulated other comprehensive loss	(30)	(41)
Total shareholders’ equity	119	151

Total liabilities and shareholders’ equity	$17,369	$17,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

REVENUES	$2,259	$1,972	$4,461	$3,889

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	1,479	1,295	2,926	2,553
Depreciation and amortization	528	436	1,033	861
Other operating expenses, net	2	5	9	16

	2,009	1,736	3,968	3,430

Income from operations	250	236	493	459

OTHER EXPENSES:
Interest expense, net	(210)	(211)	(421)	(421)
Loss on extinguishment of debt	—	(81)	—	(123)
Gain (loss) on derivative instruments, net	(6)	20	(8)	17
Other expense, net	(14)	(2)	(17)	(3)

	(230)	(274)	(446)	(530)

Income (loss) before income taxes	20	(38)	47	(71)

Income tax expense	(65)	(58)	(129)	(67)

Net loss	$(45)	$(96)	$(82)	$(138)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.42)	$(0.96)	$(0.77)	$(1.37)

Weighted average common shares outstanding, basic and diluted	107,975,937	100,600,678	107,211,813	100,464,808

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in millions)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(45)	$(96)	$(82)	$(138)
Net impact of interest rate derivative instruments, net of tax	5	8	11	19

Comprehensive loss	$(40)	$(88)	$(71)	$(119)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82)	$(138)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,033	861
Noncash interest expense	20	23
Loss on extinguishment of debt	—	123
(Gain) loss on derivative instruments, net	8	(17)
Deferred income taxes	124	56
Other, net	29	53
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(18)	11
Prepaid expenses and other assets	(11)	(6)
Accounts payable, accrued liabilities and other	106	59
Net cash flows from operating activities	1,209	1,025

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,109)	(834)
Change in accrued expenses related to capital expenditures	44	2
Other, net	(1)	(14)
Net cash flows from investing activities	(1,066)	(846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	630	4,710
Repayments of long-term debt	(801)	(4,825)
Payments for debt issuance costs	—	(32)
Purchase of treasury stock	(17)	(10)
Proceeds from exercise of options and warrants	29	15
Other, net	4	—
Net cash flows from financing activities	(155)	(142)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12)	37
CASH AND CASH EQUIVALENTS, beginning of period	21	7
CASH AND CASH EQUIVALENTS, end of period	$9	$44

CASH PAID FOR INTEREST	$401	$370

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

2.     Acquisitions and Dispositions

Acquisition of Bresnan

On July 1, 2013, Charter and Charter Communications Operating, LLC ("Charter Operating") acquired Bresnan Broadband Holdings, LLC and its subsidiaries (collectively, “Bresnan”) from a wholly owned subsidiary of Cablevision Systems Corporation, for $1.625 billion in cash, subject to a working capital adjustment and a reduction for certain funded indebtedness of Bresnan. Bresnan manages cable operating systems in Montana, Wyoming, Colorado and Utah. Charter funded the purchase of Bresnan with a $1.5 billion term loan and borrowings under the Charter Operating revolving credit facility.

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

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Revenues	$2,105	$4,153
Net loss	$(95)	$(163)
Loss per common share, basic and diluted	$(0.94)	$(1.62)

Transactions with Comcast
On April 25, 2014, the Company entered into a binding definitive agreement (the “Agreement”) with Comcast Corporation (“Comcast”), which contemplates the following transactions: (1) an asset purchase, (2) an asset exchange and (3) a contribution and spin-off transaction (collectively, the “Transactions”) as described in more detail below. The Transactions are expected to be consummated substantially contemporaneously with each other and will be consummated as promptly as practicable following the merger of a subsidiary of Comcast with Time Warner Cable, Inc. (“TWC”) as previously announced by Comcast and TWC. The completion of the Transactions will result in Charter acquiring a net 1.4 million existing TWC residential and commercial video customers. The consideration for the assets purchased and transaction expenses will be financed with new indebtedness of Charter and is currently estimated at approximately $8.4 billion. Additionally, the Company will provide management services to the spun-off company, which will serve approximately 2.5 million customers, and the Company will be reimbursed the actual economic costs of such services, in addition to a fee of 4.25% of the spun-off company’s gross revenues.
Asset Exchange
At closing, the Company and Comcast will exchange certain systems serving approximately 1.5 million TWC customers and approximately 1.6 million Charter customers and all other assets and liabilities primarily related to such systems, improving the geographic presence of both companies, leading to greater operational efficiencies, improved technology deployment and enhanced customer service. The asset purchase and asset exchange will be treated as one, tax-efficient, like kind exchange for tax purposes, but may generate some tax gains which are offset by Charter's net operating losses.

Asset Purchase

At closing, the Company will acquire from Comcast systems currently owned by TWC serving approximately 1.5 million customers and all other assets and liabilities primarily related to such systems for cash consideration. The Company will pay to Comcast the tax benefit of the step-up it receives in the tax basis of the assets. Such tax benefit to Charter will be paid as realized by the Company over an eight year period, and an additional payment will be made at the end of such eight year period in the amount of any remaining tax benefit (on a present value basis).
Contribution and Spin-Off

CCH I, LLC (“CCH I”), a current subsidiary of Charter, will be reorganized to be a direct subsidiary of Charter. CCH I will then form a new subsidiary which will merge with Charter, through a tax free reorganization and become the new holding company (“New Charter”) that will own 100% of Charter and indirectly Charter Holdco. New Charter will then acquire an approximate 33% stake in a new publicly-traded cable provider to be spun-off by Comcast serving approximately 2.5 million existing Comcast customers (“SpinCo”). New Charter will acquire its interest in SpinCo by issuing New Charter stock to Comcast shareholders (including former TWC shareholders). Comcast shareholders, including the former TWC shareholders, are expected to own approximately 67% of SpinCo, while New Charter is expected to directly own approximately 33% of SpinCo. SpinCo expects to incur leverage of approximately 5 times its estimated pro forma EBITDA to fund a distribution to Comcast. At closing, SpinCo

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

will have a board of nine directors, separated into three classes, and will include three directors designated by Charter. Comcast will hold no ownership interest in SpinCo (or New Charter) and will have no role in managing SpinCo.

The asset purchase, asset exchange and the acquisition of interests in SpinCo will be valued at a 7.125 times 2014 EBITDA multiple (as defined by the parties), subject to certain post-closing adjustments.

3.    Franchises, Goodwill and Other Intangible Assets

As of June 30, 2014 and December 31, 2013, indefinite lived and finite-lived intangible assets are presented in the following table:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Franchises	$6,009	$—	$6,009	$6,009	$—	$6,009
Goodwill	1,170	—	1,170	1,177	—	1,177
Trademarks	158	—	158	158	—	158
Other intangible assets	4	—	4	4	—	4

	$7,341	$—	$7,341	$7,348	$—	$7,348

Finite-lived intangible assets:
Customer relationships	$2,617	$1,372	$1,245	$2,617	$1,228	$1,389
Other intangible assets	136	52	84	130	44	86
	$2,753	$1,424	$1,329	$2,747	$1,272	$1,475

Amortization expense related to customer relationships and other intangible assets for the three and six months ended June 30, 2014 was $76 million and $152 million, respectively. Amortization expense related to customer relationships and other intangible assets for the three and six months ended and June 30, 2013 was $69 million and $137 million, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

Six months ended December 31, 2014	$146
2015	265
2016	232
2017	198
2018	163
Thereafter	325

$1,329

Actual amortization expense in future periods will differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

4.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Accounts payable – trade	$110	$91
Accrued capital expenditures	279	235
Deferred revenue	86	90
Accrued liabilities:
Interest	195	195
Programming costs	418	379
Franchise related fees	61	62
Compensation	177	156
Other	280	259

	$1,606	$1,467

5.    Long-Term Debt

Long-term debt consists of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
7.250% senior notes due October 30, 2017	$1,000	$1,000	$1,000	$1,000
7.000% senior notes due January 15, 2019	1,400	1,394	1,400	1,393
8.125% senior notes due April 30, 2020	700	700	700	700
7.375% senior notes due June 1, 2020	750	750	750	750
5.250% senior notes due March 15, 2021	500	500	500	500
6.500% senior notes due April 30, 2021	1,500	1,500	1,500	1,500
6.625% senior notes due January 31, 2022	750	747	750	747
5.250% senior notes due September 30, 2022	1,250	1,239	1,250	1,239
5.125% senior notes due February 15, 2023	1,000	1,000	1,000	1,000
5.750% senior notes due September 1, 2023	500	500	500	500
5.750% senior notes due January 15, 2024	1,000	1,000	1,000	1,000
Credit facility due September 6, 2014	350	348	350	342
Charter Communications Operating, LLC:
Credit facilities	3,378	3,341	3,548	3,510
Long-Term Debt	$14,078	$14,019	$14,248	$14,181

The accreted values presented above represent the principal amount of the debt less the original issue discount at the time of sale, plus the accretion to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under its credit facilities of approximately $1.2 billion as of June 30, 2014 and as such, debt maturing in the next twelve months is classified as long-term.

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

6.    Common Stock

During the three and six months ended June 30, 2014, the Company withheld 37,602 and 115,436, respectively, shares of its common stock in payment of $6 million and $17 million, respectively, income tax withholding owed by employees upon vesting of restricted shares. During the three and six months ended June 30, 2013, the Company withheld 46,987 and 106,100, respectively, shares of its common stock in payment of $5 million and $10 million, respectively, income tax withholding owed by employees upon vesting of restricted shares. In December 2013, Charter's board of directors approved the retirement of the then currently held treasury stock and those shares were retired as of December 31, 2013. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders' equity.

During the six months ended June 30, 2014, the Company issued approximately 2 million shares of Charter Class A common stock as a result of exercises by holders who received warrants pursuant to the Joint Plan of Reorganization (the "Plan") upon the Company's emergence from bankruptcy.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The effect of interest rate derivatives on the Company’s condensed consolidated balance sheets is presented in the table below:

	June 30, 2014	December 31, 2013

Accrued interest	$7	$8
Other long-term liabilities	$20	$22
Accumulated other comprehensive loss	$(30)	$(41)

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

Due to repayment of variable rate credit facility debt without a LIBOR floor, certain interest rate derivative instruments were de-designated as cash flow hedges during the three months ended March 31, 2013, as they no longer met the criteria for cash flow hedging specified by GAAP. In addition, on March 31, 2013, the remaining interest rate derivative instruments that continued to be highly effective cash flow hedges for GAAP purposes were electively de-designated. On the date of de-designation, the Company completed a final measurement test for each interest rate derivative instrument to determine any ineffectiveness and such amount was reclassified from accumulated other comprehensive loss into gain (loss) on derivative instruments, net in the Company's condensed consolidated statements of operations. While these interest rate derivative instruments are no longer designated as cash flow hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a gain or loss on derivative instruments, net in the Company's condensed consolidated statements of operations. The balance that remains in accumulated other comprehensive loss for these interest rate derivative instruments will be amortized over the respective lives of the contracts and recorded as a loss within gain (loss) on derivative instruments, net in the Company's condensed consolidated statements of operations. The estimated net amount of existing losses that are reported in accumulated other comprehensive loss as of June 30, 2014 that is expected to be reclassified into earnings within the next twelve months is approximately $13 million.

The effects of interest rate derivative instruments on the Company’s condensed consolidated statements of operations is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Gain (loss) on derivative instruments, net:
Change in fair value of interest rate derivative instruments not designated as cash flow hedges	$(1)	$28	$3	$29
Loss reclassified from accumulated other comprehensive loss into earnings as a result of cash flow hedge discontinuance	(5)	(8)	(11)	(12)
	$(6)	$20	$(8)	$17

Interest expense:
Loss reclassified from accumulated other comprehensive loss into interest expense	$—	$—	$—	$(10)

As of June 30, 2014 and December 31, 2013, the Company had $1.7 billion and $2.2 billion, respectively, in notional amounts of interest rate derivative instruments outstanding. As of June 30, 2014, this includes $250 million in delayed start interest rate derivative instruments that become effective in September 2014 through March 2015.  In any future quarter in which a portion of these delayed start interest rate derivative instruments first becomes effective, an equal or greater notional amount of the currently

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

effective interest rate derivative instruments are scheduled to mature.  Therefore, the $1.5 billion notional amount of currently effective interest rate derivative instruments will gradually step down over time as current interest rate derivative instruments mature and an equal or lesser amount of delayed start interest rate derivative instruments become effective.

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2014 and December 31, 2013 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The estimated fair value of the Company’s debt at June 30, 2014 and December 31, 2013 is based on quoted market prices and is classified within Level 1 of the valuation hierarchy.

A summary of the carrying value and fair value of the Company’s debt at June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
CCO Holdings senior notes	$10,330	$10,833	$10,329	$10,384
Credit facilities	$3,689	$3,683	$3,852	$3,848

The fair value of interest rate derivative instruments were $27 million and $30 million and classified as liabilities as of June 30, 2014 and December 31, 2013, respectively, using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk) and were classified within Level 2 of the valuation hierarchy. The weighted average pay rate for the Company’s currently effective interest rate derivative instruments was 2.04% and 2.17% at June 30, 2014 and December 31, 2013, respectively (exclusive of applicable spreads).

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded during the three and six months ended June 30, 2014 and 2013.

9.     Operating Costs and Expenses

Operating costs and expenses consist of the following for the years presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Programming	$607	$519	$1,213	$1,031
Franchise, regulatory and connectivity	107	97	214	192
Costs to service customers	421	379	821	752
Marketing	135	118	268	228
Other	209	182	410	350

	$1,479	$1,295	$2,926	$2,553

Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming. Franchise, regulatory and connectivity costs represent payments to franchise and regulatory authorities and costs directly related to providing Internet and voice services. Costs to service customers include residential and commercial costs related to field operations, network operations and customer care including internal and third party labor for installations, service and repairs, maintenance, billing and collection, occupancy and vehicle costs. Marketing costs represents the costs of marketing to our current and potential commercial and residential customers including labor costs. Other includes bad debt expense, corporate overhead, commercial and advertising sales expenses, property tax and insurance and stock compensation expense, among others.

10.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the years presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

(Gain) loss on sale of assets, net	$(1)	$—	$2	$1
Special charges, net	3	5	7	15

	$2	$5	$9	$16

(Gain) loss on sale of assets, net

(Gain) loss on sale of assets represents the net gain or loss recognized on the sales and disposals of fixed assets and cable systems.

Special charges, net

Special charges, net for the three and six months ended June 30, 2014 and 2013 primarily include severance charges and in 2013, net amounts of litigation settlements.

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

For the three and six months ended June 30, 2014, the Company recorded $65 million and $129 million of income tax expense, respectively. For the three and six months ended June 30, 2013, the Company recorded $58 million and $67 million of income tax expense, respectively. Income tax expense is recognized primarily through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current federal and state income tax expense and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries. The three and six months ended June 30, 2013 included a step-up in basis of indefinite-lived assets for tax, but not GAAP purposes, resulting from the effects of partnership gains related to financing transactions (see Note 5), which decreased the Company's net deferred tax liability related to indefinite-lived assets resulting in a benefit of $10 million and $67 million, respectively.

The tax provision in future periods will vary based on various factors including changes in the Company's deferred tax liabilities attributable to indefinite-lived intangibles, as well as future operating results, however the Company does not anticipate having large reductions in tax expense such as those recognized in 2013 unless it enters into similar future financing or restructuring activities. The ultimate impact on the tax provision of such future financing and restructuring activities, if any, will be dependent on the underlying facts and circumstances at the time.

As of June 30, 2014 and December 31, 2013, the Company had net deferred income tax liabilities of approximately $1.5 billion and $1.4 billion, respectively. Net current deferred tax assets of $16 million and $16 million as of June 30, 2014 and December 31, 2013, respectively, are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets of the Company. Net deferred tax liabilities included approximately $227 million and $226 million at June 30, 2014 and December 31, 2013, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate federal or state income tax returns.  The remainder of the Company's net deferred tax liability arose from Charter's investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

In determining the Company’s tax provision for financial reporting purposes, the Company considers the need for and establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination.  As of June 30, 2014, the Company believes it is appropriate that no reserve has been recorded.

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

The Company is aware that Dr. Malone may be deemed to have a 36.0% voting interest in Liberty Interactive Corp. (“Liberty Interactive”) and is Chairman of the board of directors, an executive officer position, of Liberty Interactive. Liberty Interactive owns 37.6% of the common stock of HSN, Inc. (“HSN”) and has the right to elect 20% of the board members of HSN. Liberty Interactive wholly owns QVC, Inc (“QVC”). The Company has programming relationships with HSN and QVC which pre-date the Liberty Media Transaction. For the three and six months ended June 30, 2014, the Company received payments in aggregate of approximately $3 million and $6 million, respectively, and for the three months ended June 30, 2013, the Company received payments in aggregate of approximately $3 million, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company's footprint.
Dr. Malone also serves on the board of directors of Discovery Communications, Inc., (“Discovery”) and the Company is aware that Dr. Malone owns 4.5% in the aggregate of the common stock of Discovery and has a 28.9% voting interest in Discovery for the election of directors. In addition, Dr. Malone owns 10.1% in the aggregate of the common stock of Starz and has 45.5% of the voting power. Mr. Maffei is a non-executive Chairman of the board of Starz. The Company purchases programming from both Discovery and Starz pursuant to agreements entered into prior to the Liberty Media Transaction and Dr. Malone and Mr. Maffei joining Charter's board of directors. Based on publicly available information, the Company does not believe that either Discovery or Starz would currently be considered related parties. The amounts paid in aggregate to Discovery and Starz represent less than 3% of total operating costs and expenses for the three and six months ended June 30, 2014 and three months ended June 30, 2013.

13.     Contingencies

The Montana Department of Revenue ("Montana DOR") generally assesses property taxes on cable companies at 3% and on telephone companies at 6%. Historically, Bresnan's cable and telephone operations have been taxed separately by the Montana DOR. In 2010, the Montana DOR assessed Bresnan as a single telephone business and retroactively assessed it as such for 2007 through 2009. Bresnan filed a declaratory judgment action against the Montana DOR in Montana State Court challenging its property tax classifications for 2007 through 2010. Under Montana law, a taxpayer must first pay a current assessment of disputed property tax in order to challenge such assessment. In accordance with that law, Bresnan paid the disputed 2010, 2011 and 2012 property tax assessments of approximately $5 million, $11 million and $9 million, respectively, under protest. No payments for additional tax for 2007 through 2009 were made at that time. On September 26, 2011, the Montana State Court granted Bresnan's summary judgment motion seeking to vacate the Montana DOR's retroactive tax assessments for the years 2007, 2008 and 2009. The Montana DOR's assessment for 2010 was the subject of a trial, which took place the week of October 24, 2011. On July 6, 2012, the Montana State Court entered judgment in favor of Bresnan, ruling that the Montana's DOR 2010 assessment was invalid and contrary to law, vacating the 2010 assessment, and directing that the Montana DOR refund the amounts paid by Bresnan under protest, plus interest and certain costs. The Montana DOR filed a notice of appeal to the Montana Supreme Court on September 20, 2012. On December 2, 2013, the Montana Supreme Court reversed the trial court’s decision and remanded the matter to the trial court. Charter filed a petition for rehearing which was denied on January 7, 2014. Charter then filed pleadings with the trial court to renew challenges to the Montana DOR’s assessments that had been mooted by the Montana State Court’s prior ruling.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

With respect to the Montana Supreme Court ruling, Charter filed a petition for writ of certiorari to the United States Supreme Court on June 6, 2014. On June 19, 2014, the parties settled this dispute. As a result of the settlement, Charter dismissed the petition for writ of certiorari. For tax years 2007 through 2009, Charter reduced Bresnan acquisition liabilities by approximately $8 million with the offset to goodwill, and operating expenses were reduced by approximately $3 million for post-acquisition tax years.

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

The Company granted the following equity awards for the years presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Stock options	42,600	51,100	1,217,400	153,600
Restricted stock	9,100	12,700	9,100	12,700
Restricted stock units	6,700	13,600	150,400	39,800

Stock options granted prior to 2014 generally vest annually over three or four years from either the grant date or delayed vesting commencement dates. Stock options generally expire ten years from the grant date. Restricted stock vests annually over a one to four-year period beginning from the date of grant. Certain stock options and restricted stock vest based on achievement of stock price hurdles. Restricted stock units have no voting rights, and restricted stock units granted prior to 2014 vest ratably over three or four years from either the grant date or delayed vesting commencement dates. Stock options and restricted stock units granted in 2014 cliff vest over three years. As of June 30, 2014, total unrecognized compensation remaining to be recognized in future periods totaled $83 million for stock options, $14 million for restricted stock and $32 million for restricted stock units and the weighted average period over which they are expected to be recognized is 3 years for stock options, 2 years for restricted stock and 3 years for restricted stock units.

The Company recorded $15 million and $27 million of stock compensation expense for the three and six months ended June 30, 2014, and $15 million and $26 million of stock compensation expense for the three and six months ended June 30, 2013, respectively, which is included in operating costs and expenses.

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

Condensed consolidating financial statements as of June 30, 2014 and December 31, 2013 and for the six months ended June 30, 2014 and 2013 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
As of June 30, 2014

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$—	$9	$—	$9
Accounts receivable, net	4	3	—	245	—	252
Receivables from related party	49	211	5	—	(265)	—
Prepaid expenses and other current assets	15	12	—	49	—	76
Total current assets	68	226	5	303	(265)	337

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	30	—	8,167	—	8,197
Franchises	—	—	—	6,009	—	6,009
Customer relationships, net	—	—	—	1,245	—	1,245
Goodwill	—	—	—	1,170	—	1,170
Total investment in cable properties, net	—	30	—	16,591	—	16,621

CC VIII PREFERRED INTEREST	—	414	—	—	(414)	—
INVESTMENT IN SUBSIDIARIES	1,384	383	10,659	—	(12,426)	—
LOANS RECEIVABLE – RELATED PARTY	—	326	472	—	(798)	—
OTHER NONCURRENT ASSETS	—	164	112	135	—	411

Total assets	$1,452	$1,543	$11,248	$17,029	$(13,903)	$17,369

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7	$145	$187	$1,267	$—	$1,606
Payables to related party	—	—	—	265	(265)	—
Total current liabilities	7	145	187	1,532	(265)	1,606

LONG-TERM DEBT	—	—	10,678	3,341	—	14,019
LOANS PAYABLE – RELATED PARTY	—	—	—	798	(798)	—
DEFERRED INCOME TAXES	1,326	—	—	228	—	1,554
OTHER LONG-TERM LIABILITIES	—	14	—	57	—	71

Shareholders’/Member’s equity	119	1,384	383	10,659	(12,426)	119
Noncontrolling interest	—	—	—	414	(414)	—
Total shareholders’/member’s equity	119	1,384	383	11,073	(12,840)	119

Total liabilities and shareholders’/member’s equity	$1,452	$1,543	$11,248	$17,029	$(13,903)	$17,369

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the six months ended June 30, 2014

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$11	$113	$—	$4,461	$(124)	$4,461

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	11	113	—	2,926	(124)	2,926
Depreciation and amortization	—	—	—	1,033	—	1,033
Other operating expenses, net	—	—	—	9	—	9

	11	113	—	3,968	(124)	3,968

Income from operations	—	—	—	493	—	493

OTHER INCOME (EXPENSES):
Interest expense, net	—	4	(343)	(82)	—	(421)
Loss on derivative instruments, net	—	—	—	(8)	—	(8)
Other expense, net	—	—	—	(17)	—	(17)
Equity in income of subsidiaries	39	13	356	—	(408)	—

	39	17	13	(107)	(408)	(446)

Income before income taxes	39	17	13	386	(408)	47

INCOME TAX EXPENSE	(121)	—	—	(8)	—	(129)

Consolidated net income (loss)	(82)	17	13	378	(408)	(82)

Less: Net (income) loss – noncontrolling interest	—	22	—	(22)	—	—

Net income (loss)	$(82)	$39	$13	$356	$(408)	$(82)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the six months ended June 30, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$9	$93	$—	$3,889	$(102)	$3,889

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	9	93	—	2,553	(102)	2,553
Depreciation and amortization	—	—	—	861	—	861
Other operating expenses, net	—	—	—	16	—	16

	9	93	—	3,430	(102)	3,430

Income from operations	—	—	—	459	—	459

OTHER INCOME (EXPENSES):
Interest expense, net	—	4	(339)	(86)	—	(421)
Loss on extinguishment of debt	—	—	(65)	(58)	—	(123)
Gain on derivative instruments, net	—	—	—	17	—	17
Other expense, net	—	—	—	(3)	—	(3)
Equity in income (loss) of subsidiaries	(86)	(105)	299	—	(108)	—

	(86)	(101)	(105)	(130)	(108)	(530)

Income (loss) before income taxes	(86)	(101)	(105)	329	(108)	(71)

INCOME TAX EXPENSE	(59)	(1)	—	(7)	—	(67)

Consolidated net income (loss)	(145)	(102)	(105)	322	(108)	(138)

Less: Net (income) loss – noncontrolling interest	7	16	—	(23)	—	—

Net income (loss)	$(138)	$(86)	$(105)	$299	$(108)	$(138)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the six months ended June 30, 2014

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(82)	$17	$13	$378	$(408)	$(82)
Net impact of interest rate derivative instruments, net of tax	—	—	—	11	—	11

Comprehensive income (loss)	$(82)	$17	$13	$389	$(408)	$(71)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the six months ended June 30, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(145)	$(102)	$(105)	$322	$(108)	$(138)
Net impact of interest rate derivative instruments, net of tax	—	—	—	19	—	19

Comprehensive income (loss)	$(145)	$(102)	$(105)	$341	$(108)	$(119)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2014

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(82)	$17	$13	$378	$(408)	$(82)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	1,033	—	1,033
Noncash interest expense	—	—	14	6	—	20
Loss on derivative instruments, net	—	—	—	8	—	8
Deferred income taxes	123	—	—	1	—	124
Equity in income of subsidiaries	(39)	(13)	(356)	—	408	—
Other, net	—	(1)	—	30	—	29
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	1	—	(19)	—	(18)
Prepaid expenses and other assets	—	(3)	—	(8)	—	(11)
Accounts payable, accrued liabilities and other	(5)	33	—	78	—	106
Receivables from and payables to related party	4	(46)	(5)	47	—	—

Net cash flows from operating activities	1	(12)	(334)	1,554	—	1,209

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(1,109)	—	(1,109)
Change in accrued expenses related to capital expenditures	—	—	—	44	—	44
Contribution to subsidiary	(18)	(65)	(13)	—	96	—
Distributions from subsidiary	5	25	340	—	(370)	—
Other, net	—	(5)	—	4	—	(1)

Net cash flows from investing activities	(13)	(45)	327	(1,061)	(274)	(1,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	630	—	630
Repayments of long-term debt	—	—	—	(801)	—	(801)
Purchase of treasury stock	(17)	—	—	—	—	(17)
Proceeds from exercise of options and warrants	29	—	—	—	—	29
Contributions from parent	—	70	13	13	(96)	—
Distributions to parent	—	(25)	(5)	(340)	370	—
Other, net	—	7	(1)	(2)	—	4

Net cash flows from financing activities	12	52	7	(500)	274	(155)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(5)	—	(7)	—	(12)
CASH AND CASH EQUIVALENTS, beginning of period	—	5	—	16	—	21

CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—	$9	$—	$9

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(145)	$(102)	$(105)	$322	$(108)	$(138)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	861	—	861
Noncash interest expense	—	—	13	10	—	23
Loss on extinguishment of debt	—	—	65	58	—	123
Gain on derivative instruments, net	—	—	—	(17)	—	(17)
Deferred income taxes	52	—	—	4	—	56
Equity in (income) losses of subsidiaries	86	105	(299)	—	108	—
Other, net	—	—	—	53	—	53
Changes in operating assets and liabilities:
Accounts receivable	1	(5)	—	15	—	11
Prepaid expenses and other assets	—	(2)	—	(4)	—	(6)
Accounts payable, accrued liabilities and other	(6)	(10)	25	50	—	59
Receivables from and payables to related party	11	13	(6)	(18)	—	—

Net cash flows from operating activities	(1)	(1)	(307)	1,334	—	1,025

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(834)	—	(834)
Change in accrued expenses related to capital expenditures	—	—	—	2	—	2
Contribution to subsidiary	(4)	(24)	(988)	—	1,016	—
Distributions from subsidiary	—	6	314	—	(320)	—
Other, net	—	—	—	(14)	—	(14)

Net cash flows from investing activities	(4)	(18)	(674)	(846)	696	(846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	2,000	2,710	—	4,710
Repayments of long-term debt	—	—	(955)	(3,870)	—	(4,825)
Borrowings (payments) loans payable - related parties	—	—	(43)	43	—	—
Payments for debt issuance costs	—	—	(24)	(8)	—	(32)
Purchase of treasury stock	(10)	—	—	—	—	(10)
Proceeds from exercise of options and warrants	15	—	—	—	—	15
Contributions from parent	—	24	4	988	(1,016)	—
Distributions to parent	—	(5)	(1)	(314)	320	—

Net cash flows from financing activities	5	19	981	(451)	(696)	(142)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—	37	—	37
CASH AND CASH EQUIVALENTS, beginning of period	1	—	—	6	—	7

CASH AND CASH EQUIVALENTS, end of period	$1	$—	$—	$43	$—	$44

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

16.     Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of components of an Entity ("ASU 2014-08"). ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new guidance, a disposed component of an organization that represents a strategic shift that has (or will have) a major effect on its operations and financial results is a discontinued operation. For disposals of individually significant components that do not qualify for discontinued operations presentation, an entity must disclose pre-tax profit or loss of the disposed component. ASU 2014-08 requires prospective application to all disposals that are classified as held for sale and that occur within annual and interim periods beginning on or after December 15, 2015, with earlier application permitted for disposals that have not been reported in previously issued financial statements. The Company is currently evaluating the impact of ASU 2014-08 to its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU 2014-09 is fiscal years beginning after December 15, 2016, and interim periods within those years, with earlier adoption prohibited. Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method nor has it determined the effect of ASU 2014-09 to its consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (“Charter”) is a holding company whose principal asset is a 100% common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”). Charter owns cable systems through its subsidiaries.

We are a cable operator providing services in the United States with approximately 6.1 million residential and commercial customers at June 30, 2014. We offer our customers traditional cable video programming, Internet services, and voice services, as well as advanced video services such as OnDemandTM (“OnDemand”), high definition (“HD”) television and digital video recorder (“DVR”) service. We also sell local advertising on cable networks and provide fiber connectivity to cellular towers.

The Transactions
On April 25, 2014, we entered into a binding definitive agreement (the “Agreement”) with Comcast Corporation (“Comcast”), which contemplates the following transactions: (1) an asset purchase, (2) an asset exchange and (3) a contribution and spin-off transaction (collectively, the “Transactions”) as described in more detail below. The Transactions are expected to be consummated substantially contemporaneously with each other and will be consummated as promptly as practicable following the merger of a subsidiary of Comcast with Time Warner Cable, Inc. (“TWC”) as previously announced by Comcast and TWC. The completion of the Transactions will result in Charter acquiring a net 1.4 million existing TWC residential and commercial video customers. The consideration for the assets purchased and transaction expenses will be financed with new indebtedness of Charter and is currently estimated at approximately $8.4 billion. Additionally, we will provide management services to the spun-off company, which will serve approximately 2.5 million customers, and we will be reimbursed the actual economic costs of such services, in addition to a fee of 4.25% of the spun-off company’s gross revenues.
Asset Exchange
At closing, we and Comcast will exchange certain systems serving approximately 1.5 million TWC customers and approximately 1.6 million Charter customers and all other assets and liabilities primarily related to such systems, improving the geographic presence of both companies, leading to greater operational efficiencies, improved technology deployment and enhanced customer service. The asset purchase and asset exchange will be treated as one, tax-efficient, like kind exchange for tax purposes, but may generate some tax gains which are offset by Charter's net operating losses.

Asset Purchase

At closing, we will acquire from Comcast systems currently owned by TWC serving approximately 1.5 million customers and all other assets and liabilities primarily related to such systems for cash consideration. We will pay to Comcast the tax benefit of the step-up we receive in the tax basis of the assets. Such tax benefit to Charter will be paid as realized by us over an eight year period, and an additional payment will be made at the end of such eight year period in the amount of any remaining tax benefit (on a present value basis).
Contribution and Spin-Off

CCH I, LLC (“CCH I”), a current subsidiary of Charter, will be reorganized to be a direct subsidiary of Charter. CCH I will then form a new subsidiary which will merge with Charter, through a tax free reorganization and become the new holding company (“New Charter”) that will own 100% of Charter and indirectly Charter Holdco. New Charter will then acquire an approximate 33% stake in a new publicly-traded cable provider to be spun-off by Comcast serving approximately 2.5 million existing Comcast customers (“SpinCo”). New Charter will acquire its interest in SpinCo by issuing New Charter stock to Comcast shareholders (including former TWC shareholders). Comcast shareholders, including the former TWC shareholders, are expected to own approximately 67% of SpinCo, while New Charter is expected to directly own approximately 33% of SpinCo. SpinCo expects to incur leverage of approximately 5 times its estimated pro forma EBITDA to fund a distribution to Comcast. At closing, SpinCo will have a board of nine directors, separated into three classes, and will include three directors designated by Charter. Comcast will hold no ownership interest in SpinCo (or New Charter) and will have no role in managing SpinCo.

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

Overview

Our business plans include goals for increasing customers and revenue. To reach our goals, we have actively invested in our network and operations, and have improved the quality and value of the products and packages that we offer. We have enhanced our video product by increasing digital and HD-DVR penetration, offering more HD channels, and moving to an all-digital platform. We simplified our offers and pricing and improved our packaging of products to bring more value to new and existing customers. As part of our effort to create more value for customers, we have focused on driving penetration of our triple play offering, which includes more than 100 HD channels (or 200 or more in all-digital markets), video on demand, Internet service, and fully-featured voice service. In addition, we have implemented a number of changes to our organizational structure, selling methods and operating tactics. We have fully insourced our direct sales workforce and are increasingly insourcing our field operations and call center workforces and modifying the way our sales workforce is compensated, which we believe positions us for better customer service and growth. We expect that our enhanced product set combined with improved customer service will lead to lower customer churn and longer customer lifetimes, allowing us to grow our customer base and revenue more quickly and economically. We expect our capital expenditures to remain elevated as we strive to increase digital and HD-DVR penetration, place higher levels of customer premise equipment per transaction and progressively move to an all-digital platform.

Total revenue growth was 15% for each of the three and six months ended June 30, 2014 compared to the corresponding periods in 2013, due to the Bresnan Acquisition described above and growth in our video, Internet and commercial businesses. Total revenue growth on a pro forma basis for the Bresnan Acquisition as if it had occurred on January 1, 2012 was 7% for each of the three and six months ended June 30, 2014 compared to the corresponding periods in 2013. For the three and six months ended June 30, 2014, adjusted earnings (loss) before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) was $795 million and $1.6 billion, respectively, and for the three and six months ended June 30, 2013, Adjusted EBITDA was $692 million and $1.4 billion, respectively.  See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Adjusted EBITDA increased 15% for each of the three and six months ended June 30, 2014 compared to the corresponding periods in 2013 as a result of the Bresnan Acquisition, which contributed $51 million and $96 million, respectively, and an increase in residential and commercial revenues offset by increases in programming costs, costs to service customers and marketing costs. The three months ended June 30, 2014 also benefited from non-recurring items, some of which impacted programming expense. Excluding the non-recurring items, Adjusted EBITDA increased 13% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. For the three and six months ended June 30, 2014 and 2013, our income from operations was $250 million and $493 million, respectively, and for the three and six months ended June 30, 2013, our income from operations was $236 million and $459 million, respectively. In addition to the factors discussed above, income from operations for the three and six months ended June 30, 2014 was affected by increases in depreciation and amortization primarily due to the Bresnan Acquisition and current capital expenditures.

We believe that continued competition and the prolonged recovery of economic conditions in the United States, including mixed recovery in the housing market and relatively high unemployment levels, have adversely affected consumer demand for our services, particularly video. Historically, our primary video competitors have often offered more HD channels and have typically only offered digital services which have a better picture quality compared to our legacy analog product. In response, we have promoted our digital product and initiated a transition from analog to digital transmission of all channels we distribute, which will result in substantially more HD channels and higher Internet speeds. In the current economic environment, customers have been more willing to consider our competitors' products, partially because of increased marketing highlighting perceived differences between competitive video products, especially when those competitors are often offering significant incentives to switch providers. We also believe some customers have chosen to receive video over the Internet rather than through our OnDemand and premium video services, thereby reducing our video revenues. We believe competition from wireless service operators and economic factors have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our telephone business.

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

The following table summarizes our customer statistics for video, Internet and voice as of June 30, 2014 and 2013 (in thousands except revenue per customer relationship).

	Approximate as of
	June 30,
	2014 (a)	2013 (a)
Residential
Video (b)	4,166	3,917
Internet (c)	4,568	3,924
Voice (d)	2,360	2,019
Residential PSUs (e)	11,094	9,860

Residential Customer Relationships (f)	5,700	5,096
Monthly Residential Revenue per Residential Customer (g)	$110.81	$108.67

Commercial
Video (b)(h)	154	156
Internet (c)	282	214
Voice (d)	164	119
Commercial PSUs (e)	600	489

Commercial Customer Relationships (f)(h)	385	329

After giving effect to the Bresnan Acquisition in July 2013 described above, June 30, 2013 residential video, Internet and voice customers would have been 4,206,000, 4,204,000 and 2,176,000, respectively, and commercial video, Internet and voice customers would have been 164,000, 233,000 and 131,000, respectively.

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, at June 30, 2014 and 2013, customers include approximately 15,400 and 9,600 customers, respectively, whose accounts were over 60 days, approximately 1,300 and 900 customers, respectively, whose accounts were over 90 days, and approximately 700 and 700 customers, respectively, whose accounts were over 120 days.

(b)
“Video customers” represent those customers who subscribe to our video cable services. Our methodology for reporting residential video customers generally excludes units under bulk arrangements, unless those units have a digital set-top box, thus a direct billing relationship. As we complete our all-digital transition, bulk units are supplied with digital set-top boxes adding to our bulk digital upgrade customers. Second quarter 2014 and 2013 residential video net additions include 15,000 and 6,000, respectively, bulk video units as a result of adding digital set-top boxes to bulk units.

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

(h)
Included within commercial video customers are those in commercial structures, which are calculated on an equivalent bulk unit (“EBU”) basis. We calculate EBUs by dividing the bulk price charged to accounts in an area by the published rate charged to non-bulk residential customers in that market for the comparable tier of service. This EBU method of estimating video customers is consistent with the methodology used in determining costs paid to programmers and is consistent with the methodology used by other multiple system operators. As we increase our published video rates to residential customers without a corresponding increase in the prices charged to commercial service customers, our EBU count will decline even if there is no real loss in commercial service customers. For example, commercial video customers decreased by 5,000 and 10,000 during the three months ended March 31, 2014 and 2013, respectively, due to published video rate increases and other revisions to customer reporting methodology.

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

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013

Revenues	$2,259	100%	$1,972	100%	$4,461	100%	$3,889	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	1,479	65%	1,295	66%	2,926	66%	2,553	66%
Depreciation and amortization	528	23%	436	22%	1,033	23%	861	22%
Other operating expenses, net	2	—%	5	—%	9	—%	16	—%
	2,009	89%	1,736	88%	3,968	89%	3,430	88%
Income from operations	250	11%	236	12%	493	11%	459	12%

Other Expenses:
Interest expense, net	(210)		(211)		(421)		(421)
Loss on extinguishment of debt	—		(81)		—		(123)
Gain (loss) on derivative instruments, net	(6)		20		(8)		17
Other expense, net	(14)		(2)		(17)		(3)
	(230)		(274)		(446)		(530)

Income (loss) before income taxes	20		(38)		47		(71)

Income tax expense	(65)		(58)		(129)		(67)

Net loss	$(45)		$(96)		$(82)		$(138)

LOSS PER COMMON SHARE, BASIC AND DILUTED:	$(0.42)		$(0.96)		$(0.77)		$(1.37)

Weighted average common shares outstanding, basic and diluted	107,975,937		100,600,678		107,211,813		100,464,808

Revenues. Total revenue grew $287 million or 15% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Total revenue grew $572 million or 15% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Revenue growth primarily reflects increases in the number of residential Internet and triple play customers and in commercial business customers, growth in expanded basic and digital penetration, promotional and annual rate increases, and higher advanced services penetration offset by a decrease in basic video customers. The Bresnan Acquisition increased revenues for each of the three and six months ended June 30, 2014 as compared to the corresponding periods in 2013 by approximately $139 million and $276 million, respectively.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended June 30,
	2014		2013		2014 over 2013
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change
Video	$1,110	49%	$986	50%	$124	13%
Internet	638	28%	520	26%	118	23%
Voice	145	6%	158	8%	(13)	(8)%
Commercial	244	11%	191	10%	53	28%
Advertising sales	79	3%	73	4%	6	8%
Other	43	2%	44	2%	(1)	(2)%

	$2,259	100%	$1,972	100%	$287	15%

	Six Months Ended June 30,
	2014		2013		2014 over 2013
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change
Video	$2,200	49%	$1,944	50%	$256	13%
Internet	1,254	28%	1,021	26%	233	23%
Voice	295	7%	329	8%	(34)	(10)%
Commercial	478	11%	372	10%	106	28%
Advertising sales	147	3%	133	3%	14	11%
Other	87	2%	90	2%	(3)	(3)%

	$4,461	100%	$3,889	100%	$572	15%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue. Residential video customers increased by 249,000 from June 30, 2013 to June 30, 2014. After giving effect to the Bresnan Acquisition, customers decreased by 40,000.

The increase in video revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2014 compared to three months ended June 30, 2013 Increase / (Decrease)	Six months ended June 30, 2014 compared to six months ended June 30, 2013 Increase / (Decrease)

Incremental video services, price adjustments and bundle revenue allocation	$67	$151
Decrease in basic video customers	(10)	(25)
Decrease in premium purchases	(2)	(8)
Bresnan Acquisition	69	138

	$124	$256

Residential Internet customers grew by 644,000 customers from June 30, 2013 to June 30, 2014 or 364,000 customers after giving effect to the Bresnan Acquisition. The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2014 compared to three months ended June 30, 2013 Increase / (Decrease)	Six months ended June 30, 2014 compared to six months ended June 30, 2013 Increase / (Decrease)

Increase in residential Internet customers	$50	$94
Service level changes and price adjustments	31	65
Bresnan Acquisition	37	74

	$118	$233

Residential voice customers grew by 341,000 customers from June 30, 2013 to June 30, 2014 or 184,000 customers after giving effect to the Bresnan Acquisition. The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2014 compared to three months ended June 30, 2013 Increase / (Decrease)	Six months ended June 30, 2014 compared to six months ended June 30, 2013 Increase / (Decrease)

Price adjustments and bundle revenue allocation	$(36)	$(80)
Increase in residential voice customers	11	23
Bresnan Acquisition	12	23

	$(13)	$(34)

Commercial revenues consist primarily of revenues from services provided to our commercial customers. Commercial PSUs increased 111,000 from June 30, 2013 to June 30, 2014, or 72,000 customers after giving effect to the Bresnan Acquisition. The increase in commercial revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2014 compared to three months ended June 30, 2013 Increase / (Decrease)	Six months ended June 30, 2014 compared to six months ended June 30, 2013 Increase / (Decrease)

Sales to small-to-medium sized business customers	$29	$55
Carrier site customers	4	9
Other	4	10
Bresnan Acquisition	16	32

	$53	$106

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues increased $6 million and $14 million, respectively, for the three and six months ended June 30, 2014 compared to the corresponding periods in 2013 as a result of an increase in revenue from the political sector. The Bresnan Acquisition increased advertising sales revenues for the three and six months ended June 30, 2014 as compared to the corresponding periods in 2013 by approximately $4 million and $7 million, respectively.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues decreased $1 million and $3 million for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 primarily due to a decrease in wire maintenance fees. The Bresnan Acquisition increased other revenues for the three and six months ended June 30, 2014 as compared to the corresponding periods in 2013 by approximately $1 million and $2 million, respectively.

Operating costs and expenses. The increases in our operating costs and expenses are attributable to the following (dollars in millions):

	Three months ended June 30, 2014 compared to three months ended June 30, 2013 Increase / (Decrease)	Six months ended June 30, 2014 compared to six months ended June 30, 2013 Increase / (Decrease)

Programming	$50	$103
Franchise, regulatory and connectivity	1	4
Costs to service customers	18	22
Marketing	10	26
Other	17	38
Bresnan Acquisition	88	180

	$184	$373

Programming costs were approximately $607 million and $519 million, representing 41% and 40% of total operating costs and expenses for the three months ended June 30, 2014 and 2013, respectively, and were $1.2 billion and $1.0 billion, representing 41% and 40% of total operating costs and expenses for the six months ended June 30, 2014 and 2013, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, OnDemand, and pay-per-view programming. The increase in programming costs is primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and for new programming, offset in part by video customer losses. We expect programming expenses to continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new sports services. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

Costs to service customers include residential and commercial costs related to field operations, network operations and customer care including internal and third party labor for installations, service and repair, maintenance, billing and collection, occupancy and vehicle costs. The increase in costs to service customers was primarily the result of higher spending on labor to deliver improved products and service levels and higher collection costs.

The increase in marketing costs for three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 was the result of heavier sales activity and sales channel development.

The increases in other expense are attributable to the following (dollars in millions):

	Three months ended June 30, 2014 compared to three months ended June 30, 2013 Increase / (Decrease)	Six months ended June 30, 2014 compared to six months ended June 30, 2013 Increase / (Decrease)

Commercial sales expense	$7	$14
Administrative labor	6	15
Advertising sales expense	1	4
Bad debt expense	3	5

	$17	$38

The increase in administrative labor during the three and six months ended June 30, 2014 compared to the corresponding periods in 2013 relates primarily to increases in the number of employees. Commercial sales expenses increased during the three and six months ended June 30, 2014 compared to the corresponding periods in 2013, primarily related to growth in the business.

Depreciation and amortization. Depreciation and amortization expense increased by $92 million and $172 million for the three and six months ended June 30, 2014 compared to the corresponding periods in 2013, respectively, primarily representing depreciation on more recent capital expenditures and the Bresnan Acquisition, offset by certain assets becoming fully depreciated.

Other operating expenses, net. Net other operating expenses decreased during the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 primarily due to a decrease in special charges. For more information, see Note 10 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. Net interest expense remained relatively constant for the three and six months ended June 30, 2014 compared to the corresponding periods in 2013. The average interest on our long-term debt decreased from 6.0% for each of the three and six months ended June 30, 2013 to 5.6% for each of the three and six months ended June 30, 2014, respectively, while our weighted average debt outstanding increased from $13.0 billion and $12.9 billion for the three and six months ended June 30, 2013 to $14.1 billion for each of the three and six months ended June 30, 2014, respectively, as a result of the Bresnan Acquisition.

Loss on extinguishment of debt. Loss on extinguishment of debt of $81 million and $123 million for the three and six months ended June 30, 2013 was recorded as a result of repaying and refinancing amounts outstanding under the Charter Operating credit facilities and from the repurchase of CCO Holdings, LLC ("CCO Holdings") notes. For more information, see Note 5 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Gain (loss) on derivative instruments, net. Interest rate derivative instruments are held to manage our interest costs and reduce our exposure to increases in floating interest rates. We recorded losses of $6 million and $8 million during the three and six months ended June 30, 2014, respectively, and gains of $20 million and $17 million during the three and six months ended 2013, respectively, which primarily represents the amortization of accumulated other comprehensive loss for interest rate derivative instruments no longer designated as hedges for accounting purposes offset by their change in fair value. For more information, see Note 7 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Other expense, net. Net other expense increased during the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 primarily due to an increase in merger and acquisition costs.

Income tax expense. Income tax expense was recognized for the three and six months ended June 30, 2014 and 2013 primarily through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our indirect subsidiaries, in addition to $3 million and $5 million for the three and six months ended June 30, 2014, respectively, and $4 million and $11 million for the three and six months ended June 30, 2013, respectively, of current federal and state income tax expense.  The three and six months ended June 30, 2013 included a step-up in basis of indefinite-lived assets for tax, but not GAAP purposes, resulting from the effects of partnership gains related to financing transactions, which decreased our net deferred tax liability related to indefinite-lived assets resulting in a benefit of $10 million and $67 million, respectively. Our tax provision in future periods will vary based on various factors including changes in our deferred tax liabilities attributable to indefinite-lived intangibles, as well as future operating results, however we do not anticipate having such a large reduction in income tax expense attributable to these items unless we enter into restructuring transactions or similar future financing. The ultimate impact on the tax provision of such future financing and restructuring activities, if any, will be dependent on the underlying facts and circumstances at the time. For more information, see Note 11 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Net loss. Net loss decreased from $96 million and $138 million for the three and six months ended June 30, 2013 to $45 million and $82 million for the three and six months ended June 30, 2014 primarily as a result of the factors described above.

Loss per common share. During the three and six months ended June 30, 2014 compared to the corresponding periods in 2013, net loss per common share decreased by $0.54 and $0.60, respectively, as a result of the factors described above.

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

Adjusted EBITDA is defined as net loss plus net interest expense, income tax expense, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, gain (loss) on derivative instruments, net, other operating expenses, such as special charges and (gain) loss on sale or retirement of assets and other expenses, such as merger and acquisition costs. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. These costs are evaluated through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

Management and Charter's board of directors use adjusted EBITDA and free cash flow to assess Charter's performance and its ability to service its debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United States Securities and Exchange Commission, the "SEC"). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which fees were in the amount of $58 million and $47 million for the three months ended June 30, 2014 and 2013, respectively, and $122 million and $98 million for the six months ended June 30, 2014 and 2013, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(45)	$(96)	$(82)	$(138)
Plus: Interest expense, net	210	211	421	421
Income tax expense	65	58	129	67
Depreciation and amortization	528	436	1,033	861
Stock compensation expense	15	15	27	26
Loss on extinguishment of debt	—	81	—	123
(Gain) loss on derivative instruments, net	6	(20)	8	(17)
Other, net	16	7	26	19

Adjusted EBITDA	$795	$692	$1,562	$1,362

Net cash flows from operating activities	$632	$484	$1,209	$1,025
Less: Purchases of property, plant and equipment	(570)	(422)	(1,109)	(834)
Change in accrued expenses related to capital expenditures	8	13	44	2

Free cash flow	$70	$75	$144	$193

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt.  The principal amount of our debt as of June 30, 2014 was $14.1 billion, consisting of $3.7 billion of credit facility debt and $10.4 billion of high-yield notes. Our business requires significant cash to fund principal and interest payments on our debt.  As of June 30, 2014, $382 million of our debt matures in 2014, $65 million in 2015, $93 million in 2016, $1.1 billion in 2017, $535 million in 2018 and $11.9 billion thereafter. As of December 31, 2013, as shown in our annual report on Form 10-K, we had other contractual obligations, including interest on our debt, totaling $7.5 billion. During 2014, we currently expect capital expenditures to be approximately $2.2 billion, including approximately $400 million for completion of our 2014 all-digital plan.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $70 million and $75 million for the three months ended June 30, 2014 and 2013, respectively, and $144 million and $193 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the amount available under our credit facilities was approximately $1.2 billion. We expect to utilize free cash flow and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of or reduce the principal on our obligations. The timing and terms of any refinancing transactions will be subject to market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating's revolving credit facility as well as access to the capital markets to fund our projected operating cash needs.

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

However, there can be no assurance that we will actually complete any acquisition, disposition or system swap, including the transactions with Comcast, or that any such transactions will be material to our operations or results.

Free Cash Flow

Free cash flow was $70 million and $75 million for the three months ended June 30, 2014 and 2013, respectively, and $144 million and $193 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in free cash flow for the three months ended June 30, 2014 compared to the corresponding period in 2013 is primarily due to an increase of $148 million in capital expenditures and $12 million in merger and acquisition costs offset by an increase of $103 million in Adjusted EBITDA and a decrease of $74 million in cash paid for interest. The decrease in free cash flow for the six months ended June 30, 2014 compared to the corresponding period in 2013 is primarily due to an increase of $275 million in capital expenditures and $31 million in cash paid for interest offset by an increase of $200 million in Adjusted EBITDA and changes in operating assets and liabilities, excluding the change in accrued interest, that provided $82 million more cash. The three and six months ended June 30, 2013 also benefited from a $26 million restricted cash reclass.

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of June 30, 2014, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on June 30, 2014 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on CCO Holdings notes and credit facility are further restricted by the covenants in its credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $9 million and $21 million in cash and cash equivalents as of June 30, 2014 and December 31, 2013, respectively.

Operating Activities. Net cash provided by operating activities increased $184 million from $1.0 billion for the six months ended June 30, 2013 to $1.2 billion for the six months ended June 30, 2014, primarily due to an increase in Adjusted EBITDA of $200 million and changes in operating assets and liabilities, excluding the change in accrued interest and accrued expenses related to capital expenditures, that provided $40 million more cash during the six months ended June 30, 2014 offset by a $31 million increase in our cash paid for interest. The six months ended June 30, 2013 also benefited from a $26 million restricted cash reclass.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2014 and 2013 was $1.1 billion and $846 million, respectively. The increase is primarily due to higher in capital expenditures.

Financing Activities. Net cash used in financing activities was $155 million and $142 million for the six months ended June 30, 2014 and 2013, respectively. The increase in cash used was primarily the result of an increase in the amount by which repayments of long-term debt, including applicable premiums, exceeded borrowings.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.1 billion and $834 million for the six months ended June 30, 2014 and 2013, respectively.  The increase was driven by our all-digital and insourcing initiatives and the acquisition of Bresnan. See the table below for more details.

Excluding potential expenditures related to the Transactions, we currently expect 2014 capital expenditures to be approximately $2.2 billion. We anticipate 2014 capital expenditures to be driven by our all-digital transition including the deployment of additional set-top boxes in new and existing customer homes, growth in our commercial business, and further spend related to our efforts to insource our service operations as well as product development. The actual amount of our capital expenditures will depend on a number of factors including the growth rates of both our residential and commercial businesses, and the pace at which we progress to all-digital transmission, which we anticipate will comprise approximately $400 million of 2014 capital expenditures.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our liabilities related to capital expenditures increased by $44 million and $2 million for the six months ended June 30, 2014 and 2013, respectively.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and six months ended June 30, 2014 and 2013. The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Customer premise equipment (a)	$297	$192	$626	$425
Scalable infrastructure (b)	107	78	194	132
Line extensions (c)	41	62	81	108
Upgrade/rebuild (d)	51	48	84	87
Support capital (e)	74	42	124	82

Total capital expenditures (f)	$570	$422	$1,109	$834

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

(f)
Total capital expenditures include $134 million and $3 million related to our all-digital transition and $63 million and $84 million related to commercial services for the three months ended June 30, 2014 and 2013, respectively. Total capital expenditures include $253 million and $4 million related to our all-digital transition and $122 million and $145 million related to commercial services for the six months ended June 30, 2014 and 2013, respectively.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of components of an Entity ("ASU 2014-08"). ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new guidance, a disposed component of an organization that represents a strategic shift that has (or will have) a major effect on its operations and financial results is a discontinued operation. For disposals of individually significant components that do not qualify for discontinued operations presentation, an entity must disclose pre-tax profit or loss of the disposed component. ASU 2014-08 requires prospective application to all disposals that are classified as held for sale and that occur within annual and interim periods beginning on or after December 15, 2015, with earlier application permitted for disposals that have not been reported in previously issued financial statements. We are currently evaluating the impact of ASU 2014-08 to our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU 2014-09 is fiscal years beginning after December 15, 2016, and interim periods within those years, with earlier adoption prohibited. Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We have not yet selected a transition method nor have we determined the effect of ASU 2014-09 to our consolidated financial statements.

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

As of June 30, 2014 and December 31, 2013, the accreted value of our debt was approximately $14.0 billion and $14.2 billion, respectively.  As of June 30, 2014 and December 31, 2013, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 3.5% and 3.6%, respectively, and the weighted average interest rate on the high-yield notes was approximately 6.4% resulting in a blended weighted average interest rate of 5.6%. The interest rate on approximately 84% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements as of June 30, 2014 and December 31, 2013.

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

Changes in the fair value of interest rate derivative instruments that were designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that met effectiveness criteria were reported in accumulated other comprehensive loss. The amounts were subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affected earnings (losses). For the six months ended June 30, 2013, a gain of $7 million related to derivative instruments designated as cash flow hedges was recorded in other comprehensive loss, respectively.

Due to repayment of variable rate credit facility debt without a LIBOR floor, certain interest rate derivative instruments were de-designated as cash flow hedges during the three months ended March 31, 2013, as they no longer met the criteria for cash flow hedging specified by GAAP. In addition, on March 31, 2013, the remaining interest rate derivative instruments that continued to be highly effective cash flow hedges for GAAP purposes were electively de-designated. On the date of de-designation, we completed a final measurement test for each interest rate derivative instrument to determine any ineffectiveness and such amount was reclassified from accumulated other comprehensive loss into gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. For the three and six months ended June 30, 2014, losses of $5 million and $11 million, respectively, and for the three and six months ended June 30, 2013, losses of $8 million and $12 million related to the reclassification from accumulated other comprehensive loss into earnings as a result of cash flow hedge discontinuance was recorded in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. While these interest rate derivative instruments are no longer designated as cash flow hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a gain or loss on derivative instruments, net in our condensed consolidated statements of operations. For the three and six months ended June 30, 2014, losses of $1 million and gains of $3 million, respectively, and for the three and six months ended June 30, 2013, gains of $28 million and $29 million related to the change in fair value of interest rate derivative instruments not designated as cash flow hedges was recorded in gain (loss) on derivative instruments, net. The balance that remains in accumulated other comprehensive loss for these interest rate derivative instruments will be amortized over the respective lives of the contracts and recorded as a loss within gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. The estimated net amount of existing losses that are reported in accumulated other comprehensive loss as of June 30, 2014 that is expected to be reclassified into earnings within the next twelve months is approximately $13 million.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of June 30, 2014 (dollars in millions):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$—	$—	$—	$1,000	$—	$9,350	$10,350	$10,833
Average Interest Rate	—%	—%	—%	7.25%	—%	6.28%	6.37%

Variable Rate	$382	$65	$93	$102	$535	$2,551	$3,728	$3,683
Average Interest Rate	2.73%	2.77%	3.58%	4.40%	4.87%	5.84%	5.23%

Interest Rate Instruments:
Variable to Fixed Rate	$300	$300	$250	$850	$—	$—	$1,700	$27
Average Pay Rate	4.82%	4.99%	3.89%	3.84%	—%	—%	4.23%
Average Receive Rate	2.49%	2.58%	4.15%	4.76%	—%	—%	3.89%

As of June 30, 2014, we had $1.7 billion in notional amounts of interest rate derivative instruments outstanding. This includes $250 million in delayed start interest rate derivative instruments that become effective in September 2014 through March 2015.  In any future quarter in which a portion of these delayed start interest rate derivative instruments first becomes effective, an equal or greater notional amount of the currently effective interest rate derivative instruments are scheduled to mature.  Therefore, the $1.5 billion notional amount of currently effective interest rate derivative instruments will gradually step down over time as current interest rate derivative instruments mature and an equal or lesser amount of delayed start interest rate derivative instruments become effective.

The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at June 30, 2014 including applicable bank spread.

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

There was no change in our internal control over financial reporting during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings.

Our Annual Report on Form 10-K for the year ended December 31, 2013 includes "Legal Proceedings" under Item 3 of Part I. There have been no material changes from the legal proceedings described in our Form 10-K, except those described in our Quarterly Report on Form 10-Q for the three months ended March 31, 2014 under “Legal Proceedings” under Item 1 of Part II and those described below.

The Montana Department of Revenue ("Montana DOR") generally assesses property taxes on cable companies at 3% and on telephone companies at 6%. Historically, Bresnan's cable and telephone operations have been taxed separately by the Montana DOR. In 2010, the Montana DOR assessed Bresnan as a single telephone business and retroactively assessed it as such for 2007 through 2009. Bresnan filed a declaratory judgment action against the Montana DOR in Montana State Court challenging its property tax classifications for 2007 through 2010. Under Montana law, a taxpayer must first pay a current assessment of disputed property tax in order to challenge such assessment. In accordance with that law, Bresnan paid the disputed 2010, 2011 and 2012 property tax assessments of approximately $5 million, $11 million and $9 million, respectively, under protest. No payments for additional tax for 2007 through 2009 were made at that time. On September 26, 2011, the Montana State Court granted Bresnan's summary judgment motion seeking to vacate the Montana DOR's retroactive tax assessments for the years 2007, 2008 and 2009. The Montana DOR's assessment for 2010 was the subject of a trial, which took place the week of October 24, 2011. On July 6, 2012, the Montana State Court entered judgment in favor of Bresnan, ruling that the Montana's DOR 2010 assessment was invalid and contrary to law, vacating the 2010 assessment, and directing that the Montana DOR refund the amounts paid by Bresnan under protest, plus interest and certain costs. The Montana DOR filed a notice of appeal to the Montana Supreme Court on September 20, 2012. On December 2, 2013, the Montana Supreme Court reversed the trial court’s decision and remanded the matter to the trial court. We filed a petition for rehearing which was denied on January 7, 2014. We then filed pleadings with the trial court to renew challenges to the Montana DOR’s assessments that had been mooted by the Montana State Court’s prior ruling. With respect to the Montana Supreme Court ruling, we filed a petition for writ of certiorari to the United States Supreme Court on June 6, 2014. On June 19, 2014, the parties settled this dispute. As a result of the settlement, we dismissed the petition for writ of certiorari.

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

•
with respect to our obligations, absence of a material adverse change with respect to the assets and liabilities transferred to SpinCo and the assets transferred by Comcast to us, taken as a whole, and with respect to Comcast’s obligations, absence of a material adverse change with respect to the assets and liabilities transferred by us to Comcast and absence of a material adverse effect with respect to us, and also with respect to our obligations, absence of the assertion by our financing sources of a material adverse effect with respect to us; and

•	SpinCo's ability to incur indebtedness in an amount equal to at least 2.5 times its 2014 pro forma EBITDA of the SpinCo cable systems.

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

We have relied on publicly available information regarding the systems being acquired by Charter and by SpinCo, and do not yet have full carveout or pro forma financial statements for such systems. The transaction terms accordingly provide for assumption by Charter and by SpinCo of only those liabilities that are primarily related to the systems acquired by each of them respectively, and for valuation terms that will depend on actual carveout 2014 EBITDA (as defined in the Agreement) produced by such systems, including true-up adjustment payments related to EBITDA and, in some cases, working capital. However, it is possible that significant liabilities, present, future or contingent, may be assumed by Charter or SpinCo that are not fully reflected in the valuation terms, and accordingly could have a material adverse effect on Charter and/or its investment in SpinCo. Similarly, it is possible that certain assets required to operate the systems acquired by SpinCo and/or Charter, such as licenses, technologies and/or employees, may not be transferred in the Transactions, requiring SpinCo and/or Charter to incur additional costs and invest additional resources to procure such assets and/or hire employees with expertise in the transferred business, which may adversely affect Charter’s ability to realize the anticipated benefits of the Transactions.

The integration of the business acquired in the Transactions with the businesses we operated prior to the Transactions may not be successful or the anticipated benefits from the Transactions may not be realized.

After consummation of the Transactions, we will have significantly more systems, assets, investments, businesses, subscribers and employees than we did prior to the Transactions. The process of integrating these assets with the businesses we operated prior to the Transactions will require us to expend significant capital and significantly expand the scope of our operations and operating and financial systems. Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of the acquired assets with our pre-Transactions operations. There is a significant degree of difficulty and management involvement inherent in that process. These difficulties include:

•	integrating the operations of the acquired assets while carrying on the ongoing operations of the businesses we operated prior to the Transactions;

•	integrating information, purchasing, provisioning, accounting, finance, sales, billing, payroll, reporting and regulatory compliance systems;

•	integrating and unifying the product offerings and services available to customers, including customer premise equipment and video user interfaces;

•	managing a significantly larger company than before consummation of the Transactions;

•	integrating separate business cultures;

•	attracting and retaining the necessary personnel associated with the acquired assets; and

•	creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and

•	the impact on our business of providing services to SpinCo which will also face the foregoing difficulties.

Charter and Comcast have agreed to provide each other with transition services in connection with the transferred systems and relevant assets. Providing such services could divert management attention and result in additional costs, particularly as Charter starts up infrastructure and staff to take over transitional services and provides transition services to Comcast for former Charter systems. In addition, the inability to procure such services on reasonable terms or at all could negatively impact our expected results of operations.

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

Even if we are able to successfully integrate the new assets, it may not be possible to realize the benefits that are expected to result from the Transactions, or realize these benefits within the time frame that is expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Transactions may be offset by costs incurred or delays in integrating the companies. Programming dis-synergies could also be larger than expected. If we fail to realize the benefits we anticipate from the acquisition, our liquidity, results of operations or financial condition may be adversely affected.

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

•
The Agreement places certain restrictions on the conduct of our business with respect to our assets being transferred to Comcast prior to completion of the Transactions. Such restrictions, the waiver of which is subject to the consent of the other party (in certain cases, not to be unreasonably withheld, conditioned or delayed), may prevent us from taking certain specified actions or otherwise pursuing business opportunities during the pendency of the Transactions; and

•
Matters relating to the Transactions (including integration planning) will require substantial commitments of time and resources by our management and expenditures, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

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

Based on the number of shares of our common stock outstanding and the trading price of our common stock as of June 30, 2014, assumptions around the 2014 EBITDA of SpinCo and the amount of SpinCo indebtedness at the time of completion of the Transactions, it is expected that, immediately after completion of the Transactions, persons who hold our stock as of immediately prior to the Transactions will own approximately 89% of the outstanding shares of common stock of New Charter. Consequently, former stockholders will have less influence over our management and policies than they currently have. In addition, any changes to the number of shares outstanding, trading price of our common stock in the period prior to closing, EBITDA associated with SpinCo assets or the amount of SpinCo indebtedness at the time of completion of the Transactions will affect, and could significantly reduce, the number of outstanding shares of common stock of New Charter held by persons who hold our stock as of immediately prior to the closing. Similarly, if Charter exercises its option to increase the merger consideration to SpinCo holders as a result of insufficient debt tenders in the debt-for-debt exchange that are part of the Transactions, such option could significantly reduce, the number of outstanding shares of common stock of New Charter held by persons who hold our stock as of immediately prior to the closing.

We may not be able to obtain financing for the acquisition of systems contemplated by the Transactions, or may be able to obtain such financing only on unfavorable terms.

We have obtained financing commitments from several financial institutions to finance the acquisitions of systems contemplated by the Transactions in the aggregate amount of $8.4 billion. The terms of the loans underlying the commitments have not yet been determined, and if there are unfavorable developments in the credit markets or in Charter’s business, such loans may be available only on unfavorable terms. If there are changes in the financial condition or results of operations of our company prior to the completion of the Transactions, our financing sources may not provide the funding under the commitment. Even if funding is not received, we may still be obligated to consummate the acquisitions of systems contemplated by the Transactions. In that event we may need to rely on alternative sources of financing, which we may not be able to obtain on reasonable terms, and/or may need to rely on our cash reserves, which may divert funding from other needs of our company. Additionally, the failure to obtain financing from our financing sources may cause us not to be able to complete the Transactions and to be exposed to legal claims for specific performance or damages, any of which could have a material adverse effect on Charter. As one of the conditions to the closing of the Transactions, SpinCo must obtain financing in an amount equal to at least 2.5 times its 2014 pro forma EBITDA. Unfavorable developments in the credit markets may negatively impact SpinCo's ability to obtain such financing or to obtain such financing on favorable terms which could negatively impact the investment Charter expects to make in SpinCo.

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

We expect to incur a number of non-recurring costs associated with the Transactions before, at, and after closing the Transactions. We also will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems implementation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Transactions and integration. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

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

Risk Related to Regulatory and Legislative Matters

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

Additionally, many aspects of these laws and regulations are currently the subject of judicial proceedings and administrative or legislative proposals. There are also ongoing efforts to amend or expand the federal, state, and local regulation of some of the services offered over our cable systems, which may compound the regulatory risks we already face, and proposals that might make it easier for our employees to unionize. Some states are considering adopting energy efficiency regulations governing the operation of equipment (such as broadband modems) that we use to deliver Internet services, which could constrain innovation in broadband services and equipment. Congress is considering whether to rewrite the entire Communications Act of 1934, as amended (the "Communications Act") to account for changes in the communications marketplace. Congress and various federal agencies are also considering more focused changes, such as new privacy restrictions and new restrictions on the use of personal and profiling information for behavioral advertising. In response to recent global data breaches, malicious activity and cyber threats, as well as the general increasing concerns regarding the protection of consumers’ personal information, Congress is considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for our business. These new laws, as well as existing legal and regulatory obligations, could affect our operations and require significant expenditures.

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

The traditional cable franchising regime has recently undergone significant change as a result of various federal and state actions.  Some state franchising laws do not allow incumbent operators like us to opt into favorable statewide franchising as quickly as new entrants, and often require us to retain certain franchise obligations that are more burdensome than those applied to new entrants.

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

Our cable system franchises are non-exclusive. Consequently, local and state franchising authorities can grant additional franchises to competitors in the same geographic area or operate their own cable systems. In some cases, local government entities and municipal utilities may legally compete with us on more favorable terms. As a result, competing operators may build systems in areas in which we hold franchises.

The Federal Communications Commission (the "FCC") has adopted rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce franchising burdens for these new entrants. At the same time, a substantial number of states have adopted new franchising laws, principally designed to streamline entry for new competitors, and often provide advantages for these new entrants that are not immediately available to existing operators.

The FCC administers a program that collects Universal Service Fund contributions from telecommunications service providers and uses them to subsidize the provision of telecommunications services in high-cost areas and to low-income consumers and the provision of Internet and telecommunications services to schools, libraries and certain health care providers. The FCC has begun to redirect some of this funding to broadband deployment in ways that could assist competitors in competing with our services.

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

We operate cable systems in locations throughout the United States and, as a result, we are subject to the tax laws and regulations of federal, state and local governments. From time to time, various legislative and/or administrative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. Certain states and localities have imposed or are considering imposing new or additional taxes or fees on our services or changing the methodologies or base on which certain fees and taxes are computed. The federal Internet Tax Freedom Act, which prohibits many taxes on Internet access service, will expire November 1, 2014, unless it is renewed by Congress. Potential changes include additional taxes or fees on our services which could impact our customers, combined reporting and other changes to general business taxes, central/unit-level assessment of property taxes and other matters that could increase our income, franchise, sales, use and/or property tax liabilities. In addition, federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

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

There has been legislative and regulatory interest in requiring companies that own multiple cable networks to make each of them available on a standalone, rather than a bundled basis to cable operators, and in requiring cable operators to offer historically bundled programming services on an á la carte basis to consumers. While any new regulation or legislation designed to enable cable operators to purchase programming on a standalone basis could be beneficial to Charter, any regulation or legislation that limits how we sell programming could adversely affect our business.

Actions by pole owners might subject us to significantly increased pole attachment costs.

Pole attachments are cable wires that are attached to utility poles. Cable system attachments to investor-owned public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service. In contrast, utility poles owned by municipalities or cooperatives are not subject to federal regulation and are generally exempt from state regulation. In 2011, the FCC amended its pole attachment rules to promote broadband deployment. The order overall strengthens the cable industry's ability to access investor-owned utility poles on reasonable rates, terms and conditions It also allows for new penalties in certain cases involving unauthorized attachments that could result in additional costs for cable operators. The new rules were affirmed in 2013. Future regulatory changes in this area could impact the pole attachment rates we pay utility companies.

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

On May 15, 2014, the FCC initiated a new rulemaking to re-issue network neutrality regulations relying on either Section 706 of the Telecommunications Act of 1996 or Title II of the Communications Act.  As a result, the FCC could, in the future, resurrect the invalidated network neutrality regulations, modify the invalidated regulations so that they restrict broadband practices, and increase transparency requirements.  Legislation in this area is also possible.  Rules or statutes increasing the regulation of our Internet services could limit our ability to efficiently manage our cable systems and respond to operational and competitive challenges. Such rules or statutes could also restrict arrangements between us and Internet content, application, and service providers, including backbone connection arrangements. In addition, if the FCC were to adopt new rules under a Title II framework, the reclassification of broadband services as Title II common carrier services could subject our services to far more extensive and burdensome federal and state regulation.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their video channel carriage. We can be required to devote substantial capacity to the carriage of programming that we might not carry voluntarily, including certain local broadcast signals; local public, educational and governmental access (“PEG”) programming; and unaffiliated, commercial leased access programming (required channel capacity for use by persons unaffiliated with the cable operator who desire to distribute programming over a cable system). The FCC adopted revised commercial leased access rules which would dramatically reduce the rate we can charge for leasing this capacity and dramatically increase our administrative burdens, but these remain stayed while under appeal. Legislation has been introduced in Congress in the past that, if adopted, could impact our carriage of broadcast signals by simultaneously eliminating the cable industry’s compulsory copyright license and the retransmission consent requirements governing cable’s retransmission of broadcast signals. The FCC also continues to consider changes to the rules affecting the relationship between programmers and multichannel video distributors. Future regulatory changes could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, increase our programming costs, and limit our ability to offer services that would maximize our revenue potential. It is possible that other legal restraints will be adopted limiting our discretion over programming decisions.

Offering voice communications service may subject us to additional regulatory burdens, causing us to incur additional costs.

We offer voice communications services over our broadband network and continue to develop and deploy voice over Internet protocol ("VoIP") services. The FCC has ruled that competitive telephone companies that support VoIP services, such as those we offer our customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensures that our VoIP services can compete in the market. The scope of these interconnection rights are being reviewed in a current FCC proceeding, which may affect our ability to compete in the provision of voice services or result in additional costs. The FCC has also declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain additional authorizations. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs. The FCC has already extended certain traditional telecommunications carrier requirements to many VoIP providers such as us, including E911, Universal Service fund collection, Communications Assistance for Law Enforcement Act ("CALEA"), privacy of Customer Proprietary Network Information, number porting, rural call completion reporting, disability access and discontinuance of service requirements. In November 2011, the FCC released an order significantly changing the rules governing intercarrier compensation payments for the origination and termination of telephone traffic between carriers, including VoIP service providers like us. The Tenth Circuit Court of Appeals upheld the rules in May, 2014. The new rules will result in a substantial decrease in intercarrier compensation payments over a multi-year period. We received intercarrier compensation of approximately $21 million, $19 million and $23 million for the years ended December 31, 2013, 2012 and 2011, respectively. Further, the FCC’s recent initiative to collect data concerning certain point to point transport (“special access”) services we provide could result in additional regulatory burdens and additional costs.

Item 2.     Unregistered Sales of Equity Proceeds and Use of Proceeds.

(C) Purchases of Equity Securities by the Issuer

The following table presents Charter's purchases of equity securities completed during the second quarter of 2014.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2014	6,444 (1)	$123.52	N/A	N/A
May 1 - 31, 2014	29,972 (1)	$136.86	N/A	N/A
June 1 - 30, 2014	1,186 (1)	$144.03	N/A	N/A

(1)	Represents shares of Charter common stock withheld for payment of income tax withholding owed by employees upon vesting of restricted shares and restricted stock units.

Item 6.     Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President - Finance, Controller and
Date: July 31, 2014		Chief Accounting Officer

S- 1

Exhibit Index

Exhibit	Description

2.1
Comcast/Charter Transactions Agreement, dated as of April 25, 2014, by and between Charter Communications, Inc, and Comcast Corporation (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Charter Communications, Inc. filed on April 28, 2014 (File No. 001-33664)).

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
101**
The following financial statements from Charter Communications, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, filed with the Securities and Exchange Commission on July 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

_____________

*	Filed herewith.

**
This exhibit will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the company specifically incorporates it by reference.

E- 1