Form 10-Q
period 2014-09-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2014-10-31
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Number of shares of Class A common stock outstanding as of September 30, 2014: 109,268,321

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2014

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2014. The United States Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc. and its subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” under Part II, Item 1A and the factors described under “Risk Factors” under Part I, Item 1A of our most recent Form 10-K filed with the SEC. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” “aim,” “on track,” “target,” “opportunity,” “tentative,” “positioning,” “designed,” “create,” “predict,” “project,” “seek,” “would,” “could,” “continue,” “ongoing,” “upside,” “increases” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report, in our annual report on Form 10-K, and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

Risks Related to Our Business

•
our ability to sustain and grow revenues and cash flow from operations by offering video, Internet, voice, advertising and other services to residential and commercial customers, to adequately meet the customer experience demands in our markets and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition, the need for innovation and the related capital expenditures and the difficult economic conditions in the United States;

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10	$21
Accounts receivable, less allowance for doubtful accounts of
$20 and $19, respectively	270	234
Prepaid expenses and other current assets	90	67
Total current assets	370	322

RESTRICTED CASH AND CASH EQUIVALENTS	3,513	—

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $5,968 and $4,787, respectively	8,305	7,981
Franchises	6,009	6,009
Customer relationships, net	1,175	1,389
Goodwill	1,170	1,177
Total investment in cable properties, net	16,659	16,556

OTHER NONCURRENT ASSETS	408	417

Total assets	$20,950	$17,295

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,586	$1,467
Total current liabilities	1,586	1,467

LONG-TERM DEBT	17,595	14,181
DEFERRED INCOME TAXES	1,610	1,431
OTHER LONG-TERM LIABILITIES	62	65

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
109,390,963 and 106,144,075 shares issued, respectively	—	—
Class B common stock; $.001 par value; 25 million shares authorized;
no shares issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no shares issued and outstanding	—	—
Additional paid-in capital	1,843	1,760
Accumulated deficit	(1,703)	(1,568)
Treasury stock at cost; 122,642 and 0 shares, respectively	(18)	—
Accumulated other comprehensive loss	(25)	(41)
Total shareholders’ equity	97	151

Total liabilities and shareholders’ equity	$20,950	$17,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUES	$2,287	$2,118	$6,748	$6,007

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	1,518	1,397	4,444	3,950
Depreciation and amortization	535	493	1,568	1,354
Other operating expenses, net	16	19	42	38

	2,069	1,909	6,054	5,342

Income from operations	218	209	694	665

OTHER EXPENSES:
Interest expense, net	(217)	(214)	(638)	(635)
Loss on extinguishment of debt	—	—	—	(123)
Gain (loss) on derivative instruments, net	5	(8)	(3)	9

	(212)	(222)	(641)	(749)

Income (loss) before income taxes	6	(13)	53	(84)

Income tax expense	(59)	(57)	(188)	(124)

Net loss	$(53)	$(70)	$(135)	$(208)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.49)	$(0.68)	$(1.26)	$(2.05)

Weighted average common shares outstanding, basic and diluted	108,792,605	102,924,443	107,744,534	101,293,696

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in millions)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(53)	$(70)	$(135)	$(208)
Net impact of interest rate derivative instruments, net of tax	5	8	16	27

Comprehensive loss	$(48)	$(62)	$(119)	$(181)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(135)	$(208)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,568	1,354
Noncash interest expense	29	33
Loss on extinguishment of debt	—	123
(Gain) loss on derivative instruments, net	3	(9)
Deferred income taxes	177	112
Other, net	43	69
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(36)	10
Prepaid expenses and other assets	(21)	(13)
Accounts payable, accrued liabilities and other	101	92
Net cash flows from operating activities	1,729	1,563

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,678)	(1,259)
Change in accrued expenses related to capital expenditures	31	21
Purchases of cable systems, net	—	(673)
Restricted cash in escrow - CCO Safari, LLC	(3,513)	—
Other, net	(5)	(15)
Net cash flows from investing activities	(5,165)	(1,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	4,914	6,569
Repayments of long-term debt	(1,514)	(6,177)
Payments for debt issuance costs	(4)	(50)
Purchase of treasury stock	(18)	(11)
Proceeds from exercise of options and warrants	43	67
Other, net	4	(1)
Net cash flows from financing activities	3,425	397

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11)	34
CASH AND CASH EQUIVALENTS, beginning of period	21	7
CASH AND CASH EQUIVALENTS, end of period	$10	$41

CASH PAID FOR INTEREST	$624	$584

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

Certain prior period amounts, primarily merger and acquisition costs, have been reclassified to conform with the 2014 presentation.

2.     Acquisitions and Dispositions

Acquisition of Bresnan

On July 1, 2013, Charter and Charter Communications Operating, LLC ("Charter Operating") acquired Bresnan Broadband Holdings, LLC and its subsidiaries (collectively, “Bresnan”) from a wholly owned subsidiary of Cablevision Systems Corporation, for $1.625 billion in cash, as well as a working capital adjustment and a reduction for certain funded indebtedness of Bresnan. Bresnan managed cable operating systems in Montana, Wyoming, Colorado and Utah. Charter funded the purchase of Bresnan with a $1.5 billion term loan and borrowings under the Charter Operating revolving credit facility.

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

Nine Months Ended September 30, 2013
Revenues	$6,271
Net loss	$(233)
Loss per common share, basic and diluted	$(2.30)

Transactions with Comcast
On April 25, 2014, the Company entered into a binding definitive agreement (the “Agreement”) with Comcast Corporation (“Comcast”), which contemplates the following transactions: (1) an asset purchase, (2) an asset exchange and (3) a contribution and spin-off transaction (collectively, the “Transactions”) as described in more detail below. The Transactions are expected to be consummated substantially contemporaneously with each other and will be consummated as promptly as practicable following the merger of a subsidiary of Comcast with Time Warner Cable Inc. (“TWC”) as previously announced by Comcast and TWC. The completion of the Transactions will result in Charter acquiring approximately a net 1.4 million existing TWC residential and commercial video customers.
Asset Purchase

At closing, the Company will acquire from Comcast systems currently owned by TWC serving approximately 1.5 million video customers and all other assets and liabilities primarily related to such systems for cash consideration. The Company will pay to Comcast the tax benefit of the step-up it receives in the tax basis of the assets. Such tax benefit to Charter will be paid as realized by the Company over an eight-year period, and an additional payment will be made at the end of such eight-year period in the amount of any remaining tax benefit (on a present value basis) not previously realized by Charter.
Asset Exchange
At closing, the Company and Comcast will exchange certain systems serving approximately 1.5 million TWC video customers and approximately 1.6 million Charter video customers and all other assets and liabilities primarily related to such systems. Most tax gains associated with the asset exchange are expected to be offset by Charter’s existing net operating losses.

Financing

The consideration for the assets acquired and transaction expenses will be financed with new indebtedness of Charter and is currently estimated at approximately $8.0 billion principal amount. Charter has received commitments from a number of leading Wall Street investment banks to provide incremental senior secured term loan facilities totaling up to $8.4 billion and a senior secured incremental revolving facility equal to $500 million under the Charter Operating credit facility. Pursuant to that commitment, Charter has fully drawn on $3.5 billion term loan G commitments and $1.0 billion has been committed, but not issued, in additional Charter Operating term loans. In October 2014, the Company's subsidiary, CCOH Safari, LLC, announced an offering of $1.5 billion aggregate principal amount of 5.50% senior notes due 2022 and $2.0 billion aggregate principal amount of 5.75% senior notes due 2024 (collectively, the "Notes"). The Company expects to close that offering in November 2014 and the net proceeds will be used to fund a portion of the purchase of certain assets pursuant to the Transactions. The Company will reduce the commitments by the amount of the Notes at the closing of the offering. See Note 17.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Contribution and Spin-Off Transaction

CCH I, LLC (“CCH I”), a current indirect subsidiary of Charter, will be reorganized to be a direct subsidiary of Charter. CCH I will then form a new subsidiary that will merge with Charter, through a tax-free reorganization and become the new holding company (“New Charter”) that will own 100% of Charter and indirectly Charter Holdco. New Charter will then acquire an approximate 33% stake in a new publicly-traded cable provider to be spun-off by Comcast serving approximately 2.5 million existing Comcast video customers. The cable systems will be contributed to Midwest Cable, Inc., which upon consummation of the Transactions, is expected to change its name to GreatLand Connections Inc. (“GreatLand Connections”). New Charter will acquire its interest in GreatLand Connections by issuing New Charter stock to Comcast shareholders (including former TWC shareholders) as a result of a merger of a wholly owned subsidiary of New Charter with and into GreatLand Connections. Comcast shareholders, including the former TWC shareholders, are expected to own approximately 67% of GreatLand Connections, while New Charter is expected to directly own approximately 33% of GreatLand Connections. GreatLand Connections expects to incur leverage of approximately 5 times its estimated pro forma EBITDA (as such term is defined by GreatLand Connections’ financing sources for purposes of the financing) to fund a distribution to Comcast and issue notes to Comcast prior to the spin-off. Additionally, the Company will provide services to GreatLand Connections, and the Company will be reimbursed the actual economic costs of such services, in addition to a fee of 4.25% of GreatLand Connections' gross revenues.

The asset purchase, asset exchange and the acquisition of interests in GreatLand Connections will be valued at a 7.125 multiple of 2014 EBITDA (as defined by the parties), subject to certain post-closing adjustments.

3.    Franchises, Goodwill and Other Intangible Assets

As of September 30, 2014 and December 31, 2013, indefinite lived and finite-lived intangible assets are presented in the following table:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Franchises	$6,009	$—	$6,009	$6,009	$—	$6,009
Goodwill	1,170	—	1,170	1,177	—	1,177
Trademarks	158	—	158	158	—	158
Other intangible assets	4	—	4	4	—	4

	$7,341	$—	$7,341	$7,348	$—	$7,348

Finite-lived intangible assets:
Customer relationships	$2,617	$1,442	$1,175	$2,617	$1,228	$1,389
Other intangible assets	141	57	84	130	44	86
	$2,758	$1,499	$1,259	$2,747	$1,272	$1,475

Amortization expense related to customer relationships and other intangible assets for the three and nine months ended September 30, 2014 was $75 million and $227 million, respectively. Amortization expense related to customer relationships and other intangible assets for the three and nine months ended and September 30, 2013 was $82 million and $219 million, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

Three months ended December 31, 2014	$72
2015	266
2016	232
2017	199
2018	164
Thereafter	326

$1,259

Actual amortization expense in future periods will differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

4.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Accounts payable – trade	$105	$91
Accrued capital expenditures	266	235
Deferred revenue	84	90
Accrued liabilities:
Interest	175	195
Programming costs	424	379
Franchise related fees	59	62
Compensation	177	156
Other	296	259

	$1,586	$1,467

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

5.    Long-Term Debt

Long-term debt consists of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
7.250% senior notes due October 30, 2017	$1,000	$1,000	$1,000	$1,000
7.000% senior notes due January 15, 2019	1,400	1,394	1,400	1,393
8.125% senior notes due April 30, 2020	700	700	700	700
7.375% senior notes due June 1, 2020	750	750	750	750
5.250% senior notes due March 15, 2021	500	500	500	500
6.500% senior notes due April 30, 2021	1,500	1,500	1,500	1,500
6.625% senior notes due January 31, 2022	750	747	750	747
5.250% senior notes due September 30, 2022	1,250	1,240	1,250	1,239
5.125% senior notes due February 15, 2023	1,000	1,000	1,000	1,000
5.750% senior notes due September 1, 2023	500	500	500	500
5.750% senior notes due January 15, 2024	1,000	1,000	1,000	1,000
Credit facility due September 6, 2014	—	—	350	342
Charter Communications Operating, LLC:
Credit facilities	3,817	3,781	3,548	3,510
CCO Safari, LLC (an Unrestricted Subsidiary)
Credit facility due September 12, 2021	3,500	3,483	—	—
Long-Term Debt	$17,667	$17,595	$14,248	$14,181

The accreted values presented above represent the principal amount of the debt less the original issue discount at the time of sale, plus the accretion to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under its credit facilities of approximately $774 million as of September 30, 2014 and as such, debt maturing in the next twelve months is classified as long-term.

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

In September 2014, Charter Operating entered into a new term loan G facility pursuant to the terms of the Charter Operating credit agreement providing for a $3.5 billion term loan maturing in 2021. Pricing on the term loan G was set at LIBOR plus 3.50% with a LIBOR floor of 0.75% and issued at a price of 99.50% of the aggregate principal amount. The term loan G forms a portion of the incremental facilities commitments as announced by the Company in July 2014 that will be used to fund the purchase of certain assets pursuant to the Transactions. Charter Operating assigned all of its obligations with respect to the term loan G and transferred all of the proceeds from the term loan G to a newly-created subsidiary, CCO Safari, LLC (“CCO Safari”), which is considered a Non-Recourse Subsidiary under Charter Operating’s Amended and Restated Credit Agreement dated April 11, 2012 (the “Credit Agreement”), and CCO Safari placed the funds in escrow pending the closing of the Transactions, at which time, subject to certain conditions, Charter Operating will re-assume the obligations in respect of the term loan G under the Credit Agreement. Such amounts, along with required original issuance discount and one months interest, were placed in escrow and classified as noncurrent restricted cash and cash equivalents in the Company's condensed consolidated balance sheet as of September 30, 2014. To the extent the Transactions do not close, such amounts placed in escrow must be used to settle amounts outstanding under the term loan G. See Note 2.

6.    Common Stock

During the three and nine months ended September 30, 2014, the Company withheld 7,206 and 122,642, respectively, shares of its common stock in payment of $1 million and $18 million, respectively, income tax withholding owed by employees upon vesting of restricted shares. During the three and nine months ended September 30, 2013, the Company withheld 7,245 and 113,345, respectively, shares of its common stock in payment of $1 million and $11 million, respectively, income tax withholding owed by employees upon vesting of restricted shares. In December 2013, Charter's board of directors approved the retirement of the then currently held treasury stock and those shares were retired as of December 31, 2013. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders' equity.

During the three and nine months ended September 30, 2014, the Company issued approximately 579,776 and 2.6 million shares, respectively and during each of the three and nine months ended September 30, 2013, the Company issued approximately 2.6 million shares of Charter Class A common stock as a result of exercises by holders who received warrants pursuant to the Joint Plan of Reorganization (the "Plan") upon the Company's emergence from bankruptcy.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The effect of interest rate derivatives on the Company’s condensed consolidated balance sheets is presented in the table below:

	September 30, 2014	December 31, 2013

Accrued interest	$4	$8
Other long-term liabilities	$13	$22
Accumulated other comprehensive loss	$(25)	$(41)

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

Due to repayment of variable rate credit facility debt without a LIBOR floor, certain interest rate derivative instruments were de-designated as cash flow hedges during the three months ended March 31, 2013, as they no longer met the criteria for cash flow hedging specified by GAAP. In addition, on March 31, 2013, the remaining interest rate derivative instruments that continued to be highly effective cash flow hedges for GAAP purposes were electively de-designated. On the date of de-designation, the Company completed a final measurement test for each interest rate derivative instrument to determine any ineffectiveness and such amount was reclassified from accumulated other comprehensive loss into gain (loss) on derivative instruments, net in the Company's condensed consolidated statements of operations. While these interest rate derivative instruments are no longer designated as cash flow hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a gain or loss on derivative instruments, net in the Company's condensed consolidated statements of operations. The balance that remains in accumulated other comprehensive loss for these interest rate derivative instruments will be amortized over the respective lives of the contracts and recorded as a loss within gain (loss) on derivative instruments, net in the Company's condensed consolidated statements of operations. The estimated net amount of existing losses that are reported in accumulated other comprehensive loss as of September 30, 2014 that is expected to be reclassified into earnings within the next twelve months is approximately $10 million.

The effects of interest rate derivative instruments on the Company’s condensed consolidated statements of operations is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Gain (loss) on derivative instruments, net:
Change in fair value of interest rate derivative instruments not designated as cash flow hedges	$10	$—	$13	$29
Loss reclassified from accumulated other comprehensive loss into earnings as a result of cash flow hedge discontinuance	(5)	(8)	(16)	(20)
	$5	$(8)	$(3)	$9

Interest expense:
Loss reclassified from accumulated other comprehensive loss into interest expense	$—	$—	$—	$(10)

As of September 30, 2014 and December 31, 2013, the Company had $1.4 billion and $2.2 billion, respectively, in notional amounts of interest rate derivative instruments outstanding. As of September 30, 2014, this includes $150 million in delayed start interest rate derivative instruments that become effective in March 2015.  In any future quarter in which a portion of these delayed start interest rate derivative instruments first becomes effective, an equal or greater notional amount of the currently effective interest

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

rate derivative instruments are scheduled to mature.  Therefore, the $1.3 billion notional amount of currently effective interest rate derivative instruments will gradually step down over time as current interest rate derivative instruments mature and an equal or lesser amount of delayed start interest rate derivative instruments become effective.

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of September 30, 2014 and December 31, 2013 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The Company's restricted cash and cash equivalents at September 30, 2014 are primarily invested 57% and 43% in money market funds and 90-day or less commercial paper, respectively. The money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange and classified within Level 1 of the valuation hierarchy.  The commercial paper is valued at cost plus the accretion of the discount on a yield to maturity basis, which approximates fair value and classified within Level 2.

The estimated fair value of the Company’s debt at September 30, 2014 and December 31, 2013 is based on quoted market prices and is classified within Level 1 of the valuation hierarchy.

A summary of the carrying value and fair value of the Company’s debt at September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
CCO Holdings senior notes	$10,331	$10,559	$10,329	$10,384
Credit facilities	$7,264	$7,211	$3,852	$3,848

The fair value of interest rate derivative instruments were $17 million and $30 million and classified as liabilities as of September 30, 2014 and December 31, 2013, respectively, using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk) and were classified within Level 2 of the valuation hierarchy. The weighted

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

average pay rate for the Company’s currently effective interest rate derivative instruments was 1.87% and 2.17% at September 30, 2014 and December 31, 2013, respectively (exclusive of applicable spreads).

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded during the three and nine months ended September 30, 2014 and 2013.

9.     Operating Costs and Expenses

Operating costs and expenses consist of the following for the years presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Programming	$621	$554	$1,834	$1,585
Franchise, regulatory and connectivity	105	104	319	296
Costs to service customers	429	412	1,250	1,164
Marketing	136	131	404	359
Other	227	196	637	546

	$1,518	$1,397	$4,444	$3,950

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

10.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the years presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Merger and acquisition costs	$12	$11	$29	$14
Special charges, net	3	3	10	18
Loss on sale of assets, net	$1	$5	$3	$6

	$16	$19	$42	$38

Merger and acquisition costs

Merger and acquisition costs represents costs incurred in connection with merger and acquisition transactions, such as advisory, legal and accounting fees, among others.

Special charges, net

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Special charges, net for the three and nine months ended September 30, 2014 and 2013 primarily include severance charges and net amounts of litigation settlements.

Loss on sale of assets, net

Loss on sale of assets, net represents the net gain or loss recognized on the sales and disposals of fixed assets and cable systems.

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

For the three and nine months ended September 30, 2014, the Company recorded $59 million and $188 million of income tax expense, respectively. For the three and nine months ended September 30, 2013, the Company recorded $57 million and $124 million of income tax expense, respectively. Income tax expense is recognized primarily through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current federal and state income tax expense and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries. The nine months ended September 30, 2013 included a step-up in basis of indefinite-lived assets for tax, but not GAAP purposes, resulting from the effects of partnership gains related to financing transactions (see Note 5), which decreased the Company's net deferred tax liability related to indefinite-lived assets resulting in a benefit of $67 million.

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

As of September 30, 2014 and December 31, 2013, the Company had net deferred income tax liabilities of approximately $1.6 billion and $1.4 billion, respectively. Net current deferred tax assets of $19 million and $16 million as of September 30, 2014 and December 31, 2013, respectively, are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets of the Company. Net deferred tax liabilities included approximately $226 million at September 30, 2014 and December 31, 2013, relating to certain indirect subsidiaries of Charter Holdco that file separate federal or state income tax returns.  The remainder of the Company's net deferred tax liability arose from Charter's investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

In determining the Company’s tax provision for financial reporting purposes, the Company considers the need for and establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination.  As of September 30, 2014, the Company believes it is appropriate that no reserve has been recorded.

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
No tax years for Charter or Charter Holdco, for income tax purposes, are currently under examination by the IRS.  Tax years ending 2011 through 2013 remain subject to examination and assessment. Years prior to 2011 remain open solely for purposes of examination of Charter’s loss and credit carryforwards.

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

Effective September 29, 2014, Charter, Liberty Media and Liberty Broadband Corporation (“Liberty Broadband”) entered into an amendment to the stockholders agreement. The amendment was entered into in connection with the proposed contribution by Liberty Media of all Charter voting securities beneficially owned by Liberty Media, together with certain other assets, to Liberty Broadband as part of a spin-off transaction (the “Broadband Spin-Off”) expected to be completed in November 2014 and also in connection with the consummation of the previously announced reorganization of Charter in connection with the Transactions (the “Reorganization”). Immediately prior to the Broadband Spin-Off (and subject to its consummation), Liberty Media will assign all of its rights, liabilities and obligations under the stockholders agreement to Liberty Broadband, Liberty Broadband will assume all of Liberty Media’s liabilities and obligations under the stockholders agreement, and Liberty Broadband will be substituted in place of Liberty Media as the Investor under the stockholders agreement. The amendment also provides that, effective upon the consummation of the Reorganization, Charter will assign all of its rights, liabilities and obligations under the stockholders agreement to New Charter and New Charter will assume all of Charter’s liabilities and obligations under the stockholders agreement.

The Company is aware that Dr. Malone may be deemed to have a 36.0% voting interest in Liberty Interactive Corp. (“Liberty Interactive”) and is Chairman of the board of directors, an executive officer position, of Liberty Interactive. Liberty Interactive owns 37.6% of the common stock of HSN, Inc. (“HSN”) and has the right to elect 20% of the board members of HSN. Liberty Interactive wholly owns QVC, Inc (“QVC”). The Company has programming relationships with HSN and QVC which pre-date the Liberty Media Transaction. For the three and nine months ended September 30, 2014, the Company received payments in aggregate of approximately $3 million and $9 million, respectively, and for the three and six months ended September 30, 2013, the Company received payments in aggregate of approximately $3 million and $6 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company's footprint.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Maffei joining Charter's board of directors. Based on publicly available information, the Company does not believe that either Discovery or Starz would currently be considered related parties. The amounts paid in aggregate to Discovery and Starz represent less than 3% of total operating costs and expenses for the three and nine months ended September 30, 2014 and three and six months ended September 30, 2013.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Company granted the following equity awards for the years presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Stock options	11,100	71,600	1,228,500	225,200
Restricted stock	—	—	9,100	12,700
Restricted stock units	2,300	19,200	152,700	59,000

Stock options granted prior to 2014 generally vest annually over three or four years from either the grant date or delayed vesting commencement dates. Stock options generally expire ten years from the grant date. Restricted stock vests annually over a one to four-year period beginning from the date of grant. Certain stock options and restricted stock vest based on achievement of stock price hurdles. Restricted stock units have no voting rights, and restricted stock units granted prior to 2014 vest ratably over three or four years from either the grant date or delayed vesting commencement dates. Stock options and restricted stock units granted in 2014 cliff vest over three years. As of September 30, 2014, total unrecognized compensation remaining to be recognized in future periods totaled $74 million for stock options, $11 million for restricted stock and $29 million for restricted stock units and the weighted average period over which they are expected to be recognized is 2 years for stock options, 1 year for restricted stock and 2 years for restricted stock units.

The Company recorded $14 million and $41 million of stock compensation expense for the three and nine months ended September 30, 2014, and $11 million and $37 million of stock compensation expense for the three and nine months ended September 30, 2013, respectively, which is included in operating costs and expenses.

15.     Consolidating Schedules

The CCO Holdings notes and the CCO Holdings credit facility are obligations of CCO Holdings. However, the CCO Holdings notes are also jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Charter.  The Charter Operating and Restricted Subsidiaries column is presented as a requirement pursuant to the terms of the Charter Operating credit agreement. The Unrestricted Subsidiary - CCO Safari column is a Non-Recourse Subsidiary under the Charter Operating credit agreement. In September 2014, Charter Operating entered into a term loan G facility and assigned all of its obligations with respect to the term loan G and transferred all of the proceeds from the term loan G to CCO Safari. See Note 5.

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

Condensed consolidating financial statements as of September 30, 2014 and December 31, 2013 and for the nine months ended September 30, 2014 and 2013 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
As of September 30, 2014

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3	$—	$—	$7	$—	$—	$10
Accounts receivable, net	3	5	—	262	—	—	270
Receivables from related party	52	205	8	—	—	(265)	—
Prepaid expenses and other current assets	18	13	—	59	—	—	90
Total current assets	76	223	8	328	—	(265)	370

RESTRICTED CASH AND CASH EQUIVALENTS	—	—	—	—	3,513	—	3,513

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	29	—	8,276	—	—	8,305
Franchises	—	—	—	6,009	—	—	6,009
Customer relationships, net	—	—	—	1,175	—	—	1,175
Goodwill	—	—	—	1,170	—	—	1,170
Total investment in cable properties, net	—	29	—	16,630	—	—	16,659

CC VIII PREFERRED INTEREST	—	424	—	—	—	(424)	—
INVESTMENT IN SUBSIDIARIES	1,413	401	10,307	23	—	(12,144)	—
LOANS RECEIVABLE – RELATED PARTY	—	326	472	—	—	(798)	—
OTHER NONCURRENT ASSETS	—	164	108	132	4	—	408

Total assets	$1,489	$1,567	$10,895	$17,113	$3,517	$(13,631)	$20,950

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$9	$140	$163	$1,263	$11	$—	$1,586
Payables to related party	—	—	—	265	—	(265)	—
Total current liabilities	9	140	163	1,528	11	(265)	1,586

LONG-TERM DEBT	—	—	10,331	3,781	3,483	—	17,595
LOANS PAYABLE – RELATED PARTY	—	—	—	798	—	(798)	—
DEFERRED INCOME TAXES	1,383	—	—	227	—	—	1,610
OTHER LONG-TERM LIABILITIES	—	14	—	48	—	—	62

Shareholders’/Member’s equity	97	1,413	401	10,307	23	(12,144)	97
Noncontrolling interest	—	—	—	424	—	(424)	—
Total shareholders’/member’s equity	97	1,413	401	10,731	23	(12,568)	97

Total liabilities and shareholders’/member’s equity	$1,489	$1,567	$10,895	$17,113	$3,517	$(13,631)	$20,950

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$5	$—	$16	$—	$—	$21
Accounts receivable, net	4	4	—	226	—	—	234
Receivables from related party	54	170	11	—	—	(235)	—
Prepaid expenses and other current assets	14	10	—	43	—	—	67
Total current assets	72	189	11	285	—	(235)	322

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	30	—	7,951	—	—	7,981
Franchises	—	—	—	6,009	—	—	6,009
Customer relationships, net	—	—	—	1,389	—	—	1,389
Goodwill	—	—	—	1,177	—	—	1,177
Total investment in cable properties, net	—	30	—	16,526	—	—	16,556

CC VIII PREFERRED INTEREST	—	392	—	—	—	(392)	—
INVESTMENT IN SUBSIDIARIES	1,295	325	10,592	—	—	(12,212)	—
LOANS RECEIVABLE – RELATED PARTY	—	318	461	—	—	(779)	—
OTHER NONCURRENT ASSETS	—	160	119	138	—	—	417

Total assets	$1,367	$1,414	$11,183	$16,949	$—	$(13,618)	$17,295

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$12	$113	$187	$1,155	$—	$—	$1,467
Payables to related party	—	—	—	235	—	(235)	—
Total current liabilities	12	113	187	1,390	—	(235)	1,467

LONG-TERM DEBT	—	—	10,671	3,510	—	—	14,181
LOANS PAYABLE – RELATED PARTY	—	—	—	779	—	(779)	—
DEFERRED INCOME TAXES	1,204	—	—	227	—	—	1,431
OTHER LONG-TERM LIABILITIES	—	6	—	59	—	—	65

Shareholders’/Member’s equity	151	1,295	325	10,592	—	(12,212)	151
Noncontrolling interest	—	—	—	392	—	(392)	—
Total shareholders’/member’s equity	151	1,295	325	10,984	—	(12,604)	151

Total liabilities and shareholders’/member’s equity	$1,367	$1,414	$11,183	$16,949	$—	$(13,618)	$17,295

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2014

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

REVENUES	$16	$169	$—	$6,748	$—	$(185)	$6,748

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	16	169	—	4,444	—	(185)	4,444
Depreciation and amortization	—	—	—	1,568	—	—	1,568
Other operating expenses, net	—	—	—	42	—	—	42

	16	169	—	6,054	—	(185)	6,054

Income from operations	—	—	—	694	—	—	694

OTHER INCOME (EXPENSES):
Interest expense, net	—	5	(513)	(123)	(7)	—	(638)
Loss on derivative instruments, net	—	—	—	(3)	—	—	(3)
Equity in income of subsidiaries	40	3	516	(7)	—	(552)	—

	40	8	3	(133)	(7)	(552)	(641)

Income (loss) before income taxes	40	8	3	561	(7)	(552)	53

INCOME TAX EXPENSE	(175)	—	—	(13)	—	—	(188)

Consolidated net income (loss)	(135)	8	3	548	(7)	(552)	(135)

Less: Net (income) loss – noncontrolling interest	—	32	—	(32)	—	—	—

Net income (loss)	$(135)	$40	$3	$516	$(7)	$(552)	$(135)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

REVENUES	$18	$133	$—	$6,007	$—	$(151)	$6,007

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	18	133	—	3,950	—	(151)	3,950
Depreciation and amortization	—	—	—	1,354	—	—	1,354
Other operating expenses, net	—	—	—	38	—	—	38

	18	133	—	5,342	—	(151)	5,342

Income from operations	—	—	—	665	—	—	665

OTHER INCOME (EXPENSES):
Interest expense, net	—	6	(511)	(130)	—	—	(635)
Loss on extinguishment of debt	—	—	(65)	(58)	—	—	(123)
Gain on derivative instruments, net	—	—	—	9	—	—	9
Equity in income (loss) of subsidiaries	(101)	(130)	446	—	—	(215)	—

	(101)	(124)	(130)	(179)	—	(215)	(749)

Income (loss) before income taxes	(101)	(124)	(130)	486	—	(215)	(84)

INCOME TAX EXPENSE	(117)	(2)	—	(5)	—	—	(124)

Consolidated net income (loss)	(218)	(126)	(130)	481	—	(215)	(208)

Less: Net (income) loss – noncontrolling interest	10	25	—	(35)	—	—	—

Net income (loss)	$(208)	$(101)	$(130)	$446	$—	$(215)	$(208)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the nine months ended September 30, 2014

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(135)	$8	$3	$548	$(7)	$(552)	$(135)
Net impact of interest rate derivative instruments, net of tax	—	—	—	16	—	—	16

Comprehensive income (loss)	$(135)	$8	$3	$564	$(7)	$(552)	$(119)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the nine months ended September 30, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(218)	$(126)	$(130)	$481	$—	$(215)	$(208)
Net impact of interest rate derivative instruments, net of tax	—	—	—	27	—	—	27

Comprehensive income (loss)	$(218)	$(126)	$(130)	$508	$—	$(215)	$(181)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2014

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(135)	$8	$3	$548	$(7)	$(552)	$(135)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	1,568	—	—	1,568
Noncash interest expense	—	—	20	9	—	—	29
Loss on derivative instruments, net	—	—	—	3	—	—	3
Deferred income taxes	177	—	—	—	—	—	177
Equity in income of subsidiaries	(40)	(3)	(516)	7	—	552	—
Other, net	—	—	—	43	—	—	43
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	(1)	—	(35)	—	—	(36)
Prepaid expenses and other assets	—	(3)	—	(18)	—	—	(21)
Accounts payable, accrued liabilities and other	(2)	28	(24)	88	11	—	101
Receivables from and payables to related party	2	(42)	(7)	47	—	—	—

Net cash flows from operating activities	2	(13)	(524)	2,260	4	—	1,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(1,678)	—	—	(1,678)
Change in accrued expenses related to capital expenditures	—	—	—	31	—	—	31
Contribution to subsidiary	(27)	(132)	(22)	(30)	—	211	—
Distributions from subsidiary	5	30	879	—	—	(914)	—
Restricted cash in escrow - CCO Safari, LLC	—	—	—	—	(3,513)	—	(3,513)
Other, net	—	(5)	—	—	—	—	(5)

Net cash flows from investing activities	(22)	(107)	857	(1,677)	(3,513)	(703)	(5,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	1,431	3,483	—	4,914
Repayments of long-term debt	—	—	(350)	(1,164)	—	—	(1,514)
Payments for debt issuance costs	—	—		—	(4)	—	(4)
Purchase of treasury stock	(18)	—	—	—	—	—	(18)
Proceeds from exercise of options and warrants	43	—	—	—	—	—	43
Contributions from parent	—	137	22	22	30	(211)	—
Distributions to parent	—	(30)	(5)	(879)	—	914	—
Other, net	(2)	8	—	(2)	—	—	4

Net cash flows from financing activities	23	115	(333)	(592)	3,509	703	3,425

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	(5)	—	(9)	—	—	(11)
CASH AND CASH EQUIVALENTS, beginning of period	—	5	—	16	—	—	21

CASH AND CASH EQUIVALENTS, end of period	$3	$—	$—	$7	$—	$—	$10

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(218)	$(126)	$(130)	$481	$—	$(215)	$(208)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	1,354	—	—	1,354
Noncash interest expense	—	—	20	13	—	—	33
Loss on extinguishment of debt	—	—	65	58	—	—	123
Gain on derivative instruments, net	—	—	—	(9)	—	—	(9)
Deferred income taxes	110	—	—	2	—	—	112
Equity in (income) losses of subsidiaries	101	130	(446)	—	—	215	—
Other, net	—	(1)	—	70	—	—	69
Changes in operating assets and liabilities:
Accounts receivable	—	(2)	—	12	—	—	10
Prepaid expenses and other assets	—	—	—	(13)	—	—	(13)
Accounts payable, accrued liabilities and other	—	(7)	18	81	—	—	92
Receivables from and payables to related party	8	5	(7)	(6)	—	—	—

Net cash flows from operating activities	1	(1)	(480)	2,043	—	—	1,563

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(1,259)	—	—	(1,259)
Change in accrued expenses related to capital expenditures	—	—	—	21	—	—	21
Purchases of cable systems	—	—	—	(673)	—	—	(673)
Contribution to subsidiary	(54)	(324)	(987)	—	—	1,365	—
Distributions from subsidiary	—	6	487	—	—	(493)	—
Other, net	—	—	—	(15)	—	—	(15)

Net cash flows from investing activities	(54)	(318)	(500)	(1,926)	—	872	(1,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	2,000	4,569	—	—	6,569
Repayments of long-term debt	—	—	(955)	(5,222)	—	—	(6,177)
Borrowings (payments) loans payable - related parties	—	—	(93)	93	—	—	—
Payments for debt issuance costs	—	—	(25)	(25)	—	—	(50)
Purchase of treasury stock	(11)	—	—	—	—	—	(11)
Proceeds from exercise of options and warrants	67	—	—	—	—	—	67
Contributions from parent	—	324	54	987	—	(1,365)	—
Distributions to parent	—	(5)	(1)	(487)	—	493	—
Other, net	—	—	—	(1)	—	—	(1)

Net cash flows from financing activities	56	319	980	(86)	—	(872)	397

NET INCREASE IN CASH AND CASH EQUIVALENTS	3	—	—	31	—	—	34
CASH AND CASH EQUIVALENTS, beginning of period	1	—	—	6	—	—	7

CASH AND CASH EQUIVALENTS, end of period	$4	$—	$—	$37	$—	$—	$41

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

17.     Subsequent Events

In October 2014, the Company's subsidiary, CCOH Safari, LLC, announced an offering of $1.5 billion aggregate principal amount of 5.50% senior notes due 2022 and $2.0 billion aggregate principal amount of 5.75% senior notes due 2024. The Company expects to close that offering in November 2014 and the net proceeds will be used to fund a portion of the purchase of certain assets pursuant to the Transactions. See Note 2.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (“Charter”) is a holding company whose principal asset is a 100% common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”). Charter owns cable systems through its subsidiaries.

We are a cable operator providing services in the United States with approximately 6.1 million residential and commercial customers at September 30, 2014. We offer our customers traditional cable video programming, Internet services, and voice services, as well as advanced video services such as OnDemandTM (“OnDemand”), high definition (“HD”) television and digital video recorder (“DVR”) service. We also sell local advertising on cable networks and provide fiber connectivity to cellular towers.

Transactions with Comcast
On April 25, 2014, we entered into a binding definitive agreement (the “Agreement”) with Comcast Corporation (“Comcast”), which contemplates the following transactions: (1) an asset purchase, (2) an asset exchange and (3) a contribution and spin-off transaction (collectively, the “Transactions”) as described in more detail below. The Transactions are expected to be consummated substantially contemporaneously with each other and will be consummated as promptly as practicable following the merger of a subsidiary of Comcast with Time Warner Cable Inc. (“TWC”) as previously announced by Comcast and TWC. The completion of the Transactions will result in Charter acquiring approximately a net 1.4 million existing TWC residential and commercial video customers.
Asset Purchase

At closing, we will acquire from Comcast systems currently owned by TWC serving approximately 1.5 million video customers and all other assets and liabilities primarily related to such systems for cash consideration. We will pay to Comcast the tax benefit of the step-up it receives in the tax basis of the assets. Such tax benefit to Charter will be paid as realized by us over an eight-year period, and an additional payment will be made at the end of such eight-year period in the amount of any remaining tax benefit (on a present value basis) not previously realized by Charter.
Asset Exchange
At closing, we and Comcast will exchange certain systems serving approximately 1.5 million TWC video customers and approximately 1.6 million Charter video customers and all other assets and liabilities primarily related to such systems. Most tax gains associated with the asset exchange are expected to be offset by Charter’s existing net operating losses.

Financing

The consideration for the assets acquired and transaction expenses will be financed with new indebtedness of Charter and is currently estimated at approximately $8.0 billion principal amount. Charter has received commitments from a number of leading Wall Street investment banks to provide incremental senior secured term loan facilities totaling up to $8.4 billion and a senior secured incremental revolving facility equal to $500 million under the Charter Communications Operating, LLC ("Charter Operating") credit facility. Pursuant to that commitment, Charter has fully drawn on $3.5 billion term loan G commitments and $1.0 billion has been committed, but not issued, in additional Charter Operating term loans. In October 2014, our subsidiary, CCOH Safari, LLC, announced an offering of $1.5 billion aggregate principal amount of 5.50% senior notes due 2022 and $2.0 billion aggregate principal amount of 5.75% senior notes due 2024 (collectively, the "Notes"). We expect to close that offering in November 2014 and the net proceeds will be used to fund a portion of the purchase of certain assets pursuant to the Transactions. We will reduce the commitments by the amount of the Notes at the closing of the offering. See "Item 2. Management's Discussion and Analysis — Liquidity and Capital Resources — Recent Events."

Contribution and Spin-Off Transaction

CCH I, LLC (“CCH I”), a current indirect subsidiary of Charter, will be reorganized to be a direct subsidiary of Charter. CCH I will then form a new subsidiary that will merge with Charter, through a tax-free reorganization and become the new holding company (“New Charter”) that will own 100% of Charter and indirectly Charter Holdco. New Charter will then acquire an approximate 33% stake in a new publicly-traded cable provider to be spun-off by Comcast serving approximately 2.5 million existing Comcast video customers. The cable systems will be contributed to Midwest Cable, Inc., which upon consummation of the Transactions, is expected to change its name to GreatLand Connections Inc. (“GreatLand Connections”). New Charter will acquire its interest in GreatLand Connections by issuing New Charter stock to Comcast shareholders (including former TWC shareholders) as a result of a merger of a wholly owned subsidiary of New Charter with and into GreatLand Connections. Comcast shareholders, including the former TWC shareholders, are expected to own approximately 67% of GreatLand Connections, while New Charter is expected to directly own approximately 33% of GreatLand Connections. GreatLand Connections expects to incur leverage of approximately 5 times its estimated pro forma EBITDA (as such term is defined by GreatLand Connections’ financing sources for purposes of the financing) to fund a distribution to Comcast and issue notes to Comcast prior to the spin-off. Additionally, we will provide services to GreatLand Connections, and we will be reimbursed the actual economic costs of such services, in addition to a fee of 4.25% of GreatLand Connections' gross revenues.

The asset purchase, asset exchange and the acquisition of interests in GreatLand Connections will be valued at a 7.125 multiple of 2014 EBITDA (as defined by the parties), subject to certain post-closing adjustments.

Acquisition of Bresnan

In July 2013, Charter and Charter Operating acquired Bresnan Broadband Holdings, LLC and its subsidiaries (collectively, “Bresnan”) from a wholly owned subsidiary of Cablevision Systems Corporation ("Cablevision"), for $1.625 billion in cash, as well as a working capital adjustment and a reduction for certain funded indebtedness of Bresnan (the "Bresnan Acquisition"). Bresnan managed cable operating systems in Colorado, Montana, Wyoming and Utah that pass approximately 670,000 homes and serve approximately 375,000 residential and commercial customer relationships.

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

Total revenue growth was 8% and 12% for the three and nine months ended September 30, 2014, respectively, compared to the corresponding periods in 2013, due to the Bresnan Acquisition described above and growth in our video, Internet and commercial businesses. Total revenue growth on a pro forma basis for the Bresnan Acquisition as if it had occurred on January 1, 2012 was 8% for the nine months ended September 30, 2014 compared to the corresponding period in 2013. For the three and nine months ended September 30, 2014, Adjusted EBITDA was $783 million and $2.3 billion, respectively, and for the three and nine months ended September 30, 2013, Adjusted EBITDA was $732 million and $2.1 billion, respectively.  Adjusted EBITDA is defined as net loss plus net interest expense, income tax expense, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, gain (loss) on derivative instruments, net, and other operating expenses, such as merger and acquisition costs, special charges and (gain) loss on sale or retirement of assets. See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Adjusted EBITDA increased 7% and 12% for the three and nine months ended September 30, 2014 compared to the corresponding periods in 2013 as a result of the Bresnan Acquisition, which contributed $96 million during the nine months ended September 30, 2014 compared to the corresponding period in 2013, and an increase in residential and commercial revenues offset by increases in programming costs, costs to service customers and marketing costs. For the three and nine months ended September 30, 2014 and 2013, our income from operations was $218 million and $694 million, respectively, and for the three and nine months ended September 30, 2013, our income from operations was $209 million and $665 million, respectively. In addition to the factors discussed above, income from operations for the three and nine months ended September 30, 2014 was affected by increases in depreciation and amortization primarily due to the Bresnan Acquisition and current capital expenditures.

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

The following table summarizes our customer statistics for video, Internet and voice as of September 30, 2014 and 2013 (in thousands except revenue per customer relationship).

	Approximate as of
	September 30,
	2014 (a)	2013 (a)
Residential
Video (b)	4,157	4,179
Internet (c)	4,662	4,290
Voice (d)	2,389	2,217
Residential PSUs (e)	11,208	10,686

Residential Customer Relationships (f)	5,768	5,498
Monthly Residential Revenue per Residential Customer (g)	$110.81	$108.68

Commercial
Video (b)(h)	139	166
Internet (c)	294	245
Voice (d)	172	138
Commercial PSUs (e)	605	549

Commercial Customer Relationships (f)(h)	380	359

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, at September 30, 2014 and 2013, customers include approximately 13,500 and 9,700 customers, respectively, whose accounts were over 60 days, approximately 1,200 and 1,000 customers, respectively, whose accounts were over 90 days, and approximately 800 and 900 customers, respectively, whose accounts were over 120 days.

(b)
“Video customers” represent those customers who subscribe to our video cable services. Our methodology for reporting residential video customers generally excludes units under bulk arrangements, unless those units have a digital set-top box, thus a direct billing relationship. As we complete our all-digital transition, bulk units are supplied with digital set-top boxes adding to our bulk digital upgrade customers. Third quarter 2014 and 2013 residential video net additions include 20,000 and 3,000, respectively, bulk video units as a result of adding digital set-top boxes to bulk units.

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

(h)
Included within commercial video customers are those in commercial structures, which are calculated on an equivalent bulk unit (“EBU”) basis. We calculate EBUs by dividing the bulk price charged to accounts in an area by the published rate charged to non-bulk residential customers in that market for the comparable tier of service. This EBU method of estimating video customers is consistent with the methodology used in determining costs paid to programmers and is consistent with the methodology used by other multiple system operators. As we increase our published video rates to residential customers without a corresponding increase in the prices charged to commercial service customers, our EBU count will decline even if there is no real loss in commercial service customers. For example, commercial video customers decreased by 13,000 during the three months ended September 30, 2014 due to a higher applicable video rate applied.

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

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013

Revenues	$2,287	100%	$2,118	100%	$6,748	100%	$6,007	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	1,518	66%	1,397	66%	4,444	66%	3,950	66%
Depreciation and amortization	535	23%	493	23%	1,568	23%	1,354	23%
Other operating expenses, net	16	1%	19	1%	42	1%	38	1%
	2,069	90%	1,909	90%	6,054	90%	5,342	89%
Income from operations	218	10%	209	10%	694	10%	665	11%

Other Expenses:
Interest expense, net	(217)		(214)		(638)		(635)
Loss on extinguishment of debt	—		—		—		(123)
Gain (loss) on derivative instruments, net	5		(8)		(3)		9
	(212)		(222)		(641)		(749)

Income (loss) before income taxes	6		(13)		53		(84)

Income tax expense	(59)		(57)		(188)		(124)

Net loss	$(53)		$(70)		$(135)		$(208)

LOSS PER COMMON SHARE, BASIC AND DILUTED:	$(0.49)		$(0.68)		$(1.26)		$(2.05)

Weighted average common shares outstanding, basic and diluted	108,792,605		102,924,443		107,744,534		101,293,696

Revenues. Total revenue grew $169 million or 8% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Total revenue grew $741 million or 12% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Revenue growth primarily reflects increases in the number of residential Internet and triple play customers and in commercial business customers, growth in expanded basic and digital penetration, promotional and annual rate increases, and higher advanced services penetration offset by a decrease in basic video customers. The Bresnan Acquisition increased revenues for the nine months ended September 30, 2014 as compared to the corresponding period in 2013 by approximately $276 million.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended September 30,
	2014		2013		2014 over 2013
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change
Video	$1,109	48%	$1,047	49%	$62	6%
Internet	652	29%	575	27%	77	13%
Voice	141	6%	161	8%	(20)	(12)%
Commercial	253	11%	215	10%	38	18%
Advertising sales	87	4%	75	4%	12	16%
Other	45	2%	45	2%	—	—%

	$2,287	100%	$2,118	100%	$169	8%

	Nine Months Ended September 30,
	2014		2013		2014 over 2013
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change
Video	$3,309	49%	$2,991	50%	$318	11%
Internet	1,906	28%	1,596	27%	310	19%
Voice	436	6%	490	8%	(54)	(11)%
Commercial	731	11%	587	10%	144	25%
Advertising sales	234	3%	208	3%	26	13%
Other	132	2%	135	2%	(3)	(2)%

	$6,748	100%	$6,007	100%	$741	12%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue. Residential video customers decreased by 22,000 from September 30, 2013 to September 30, 2014.

The increase in video revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2014 compared to three months ended September 30, 2013 Increase / (Decrease)	Nine months ended September 30, 2014 compared to nine months ended September 30, 2013 Increase / (Decrease)

Incremental video services, price adjustments and bundle revenue allocation	$78	$231
Decrease in basic video customers	(12)	(37)
Decrease in premium, OnDemand and pay-per-view	(4)	(14)
Bresnan Acquisition	—	138

	$62	$318

Residential Internet customers grew by 372,000 customers from September 30, 2013 to September 30, 2014. The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2014 compared to three months ended September 30, 2013 Increase / (Decrease)	Nine months ended September 30, 2014 compared to nine months ended September 30, 2013 Increase / (Decrease)

Increase in residential Internet customers	$52	$146
Service level changes and price adjustments	25	90
Bresnan Acquisition	—	74

	$77	$310

Residential voice customers grew by 172,000 customers from September 30, 2013 to September 30, 2014. The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2014 compared to three months ended September 30, 2013 Increase / (Decrease)	Nine months ended September 30, 2014 compared to nine months ended September 30, 2013 Increase / (Decrease)

Price adjustments and bundle revenue allocation	$(30)	$(110)
Increase in residential voice customers	10	33
Bresnan Acquisition	—	23

	$(20)	$(54)

Commercial revenues consist primarily of revenues from services provided to our commercial customers. Commercial PSUs increased 56,000 from September 30, 2013 to September 30, 2014. The increase in commercial revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2014 compared to three months ended September 30, 2013 Increase / (Decrease)	Nine months ended September 30, 2014 compared to nine months ended September 30, 2013 Increase / (Decrease)

Sales to small-to-medium sized business customers	$30	$85
Carrier site customers	4	13
Other	4	14
Bresnan Acquisition	—	32

	$38	$144

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues increased $12 million and $26 million, respectively, for the three and nine months ended September 30, 2014 compared to the corresponding periods in 2013 primarily driven by an increase of $7 million and $14 million in political advertising revenue, respectively. The Bresnan Acquisition increased advertising sales revenues for the nine months ended September 30, 2014 as compared to the corresponding period in 2013 by approximately $7 million.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues remained relatively constant during the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. The Bresnan Acquisition increased other revenues for the nine months ended September 30, 2014 as compared to the corresponding period in 2013 by approximately $2 million.

Operating costs and expenses. The increases in our operating costs and expenses are attributable to the following (dollars in millions):

	Three months ended September 30, 2014 compared to three months ended September 30, 2013 Increase / (Decrease)	Nine months ended September 30, 2014 compared to nine months ended September 30, 2013 Increase / (Decrease)

Programming	$67	$170
Franchise, regulatory and connectivity	1	5
Costs to service customers	17	39
Marketing	5	31
Other	31	69
Bresnan Acquisition	—	180

	$121	$494

Programming costs were approximately $621 million and $554 million, representing 41% and 40% of total operating costs and expenses for the three months ended September 30, 2014 and 2013, respectively, and were $1.8 billion and $1.6 billion, representing 41% and 40% of total operating costs and expenses for the nine months ended September 30, 2014 and 2013, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, OnDemand, and pay-per-view programming. The increase in programming costs is primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and for new programming, offset in part by video customer losses. We expect programming expenses to continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new sports services. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

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

The increase in marketing costs for three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 was the result of heavier sales activity and sales channel development.

The increases in other expense are attributable to the following (dollars in millions):

	Three months ended September 30, 2014 compared to three months ended September 30, 2013 Increase / (Decrease)	Nine months ended September 30, 2014 compared to nine months ended September 30, 2013 Increase / (Decrease)

Administrative labor	$15	$30
Commercial sales expense	7	21
Advertising sales expense	5	9
Bad debt expense	5	10
Other	(1)	(1)

	$31	$69

The increase in administrative labor during the three and nine months ended September 30, 2014 compared to the corresponding periods in 2013 relates primarily to increases in the number of employees. Commercial sales expenses increased during the three and nine months ended September 30, 2014 compared to the corresponding periods in 2013, primarily related to growth in the business.

Depreciation and amortization. Depreciation and amortization expense increased by $42 million and $214 million for the three and nine months ended September 30, 2014 compared to the corresponding periods in 2013, respectively, primarily representing depreciation on more recent capital expenditures and the Bresnan Acquisition, offset by certain assets becoming fully depreciated.

Other operating expenses, net. The changes in other operating expenses, net are attributable to the following (dollars in millions):

	Three months ended September 30, 2014 compared to three months ended September 30, 2013 Increase / (Decrease)	Nine months ended September 30, 2014 compared to nine months ended September 30, 2013 Increase / (Decrease)

Merger and acquisitions costs	$1	$15
Special charges, net	—	(8)
Loss on sale of assets, net	(4)	(3)

	$(3)	$4

For more information, see Note 10 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. Net interest expense increased by $3 million for each of the three and nine months ended September 30, 2014 compared to the corresponding periods in 2013. The average interest on our long-term debt decreased from 5.6% and 5.9% for the three and nine months ended September 30, 2013 to 5.5% and 5.6% for the three and nine months ended September 30, 2014, respectively, while our weighted average debt outstanding increased from $14.3 billion and $13.4 billion for the three and nine months ended September 30, 2013 to $15.2 billion and $14.5 billion for the three and nine months ended September 30, 2014, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt of $123 million for the nine months ended September 30, 2013 was recorded as a result of repaying and refinancing amounts outstanding under the Charter Operating credit facilities and from the repurchase of CCO Holdings, LLC ("CCO Holdings") notes. For more information, see Note 5 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Gain (loss) on derivative instruments, net. Interest rate derivative instruments are held to manage our interest costs and reduce our exposure to increases in floating interest rates. We recorded a gain of $5 million and a loss of $3 million during the three and nine months ended September 30, 2014, respectively, and a loss of $8 million and a gain of $9 million during the three and nine months ended 2013, respectively, which primarily represents the amortization of accumulated other comprehensive loss for interest rate derivative instruments no longer designated as hedges for accounting purposes offset by their change in fair value. For more information, see Note 7 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense. Income tax expense was recognized for the three and nine months ended September 30, 2014 and 2013 primarily through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our indirect subsidiaries, in addition to $6 million and $11 million for the three and nine months ended September 30, 2014, respectively, and $1 million and $12 million for the three and nine months ended September 30, 2013, respectively, of current federal and state income tax expense.  The nine months ended September 30, 2013 included a step-up in basis of indefinite-lived assets for tax, but not GAAP purposes, resulting from the effects of partnership gains related to financing transactions, which decreased our net deferred tax liability related to indefinite-lived assets resulting in a benefit of $67 million. Our tax provision in future periods will vary based on various factors including changes in our deferred tax liabilities attributable to indefinite-lived intangibles, as well as future operating results, however we do not anticipate having such a large reduction in income tax expense attributable to these items unless we enter into restructuring transactions or similar future financing. The ultimate impact on the tax provision of such future financing and restructuring activities, if any, will be dependent on the underlying facts and circumstances at the time. For more information, see Note 11 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Net loss. Net loss decreased from $70 million and $208 million for the three and nine months ended September 30, 2013 to $53 million and $135 million for the three and nine months ended September 30, 2014 primarily as a result of the factors described above.

Loss per common share. During the three and nine months ended September 30, 2014 compared to the corresponding periods in 2013, net loss per common share decreased by $0.19 and $0.79, respectively, as a result of the factors described above.

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

Adjusted EBITDA is defined as net loss plus net interest expense, income tax expense, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, gain (loss) on derivative instruments, net, and other operating expenses, such as merger and acquisition costs, special charges and (gain) loss on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. These costs are evaluated through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

Management and Charter's board of directors use adjusted EBITDA and free cash flow to assess Charter's performance and its ability to service its debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United States Securities and Exchange Commission, the "SEC"). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which fees were in the amount of $62 million and $49 million for the three months ended September 30, 2014 and 2013, respectively, and $184 million and $147 million for the nine months ended September 30, 2014 and 2013, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(53)	$(70)	$(135)	$(208)
Plus: Interest expense, net	217	214	638	635
Income tax expense	59	57	188	124
Depreciation and amortization	535	493	1,568	1,354
Stock compensation expense	14	11	41	37
Loss on extinguishment of debt	—	—	—	123
(Gain) loss on derivative instruments, net	(5)	8	3	(9)
Other, net	16	19	42	38

Adjusted EBITDA	$783	$732	$2,345	$2,094

Net cash flows from operating activities	$520	$538	$1,729	$1,563
Less: Purchases of property, plant and equipment	(569)	(425)	(1,678)	(1,259)
Change in accrued expenses related to capital expenditures	(13)	19	31	21

Free cash flow	$(62)	$132	$82	$325

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

In September 2014, Charter Operating entered into a new term loan G facility pursuant to the terms of the Charter Operating credit agreement providing for a $3.5 billion term loan maturing in 2021. Pricing on the term loan G was set at LIBOR plus 3.50% with a LIBOR floor of 0.75% and issued at a price of 99.50% of the aggregate principal amount. The term loan G forms a portion of the incremental facilities commitments as announced by Charter in July 2014 that will be used to fund the purchase of certain assets pursuant to the Transactions. Charter Operating assigned all of its obligations with respect to the term loan G and transferred all of the proceeds from the term loan G to a newly-created subsidiary, CCO Safari, LLC (“CCO Safari”), which is considered a Non-Recourse Subsidiary under Charter Operating’s Amended and Restated Credit Agreement dated April 11, 2012, (the “Credit Agreement”), and CCO Safari placed the funds in escrow pending the closing of the Transactions, at which time, subject to certain conditions, Charter Operating will re-assume the obligations in respect of the term loan G under the Credit Agreement.

In October 2014, our subsidiary, CCOH Safari, LLC, announced an offering of $1.5 billion aggregate principal amount of 5.50% senior notes due 2022 and $2.0 billion aggregate principal amount of 5.75% senior notes due 2024. We expect to close that offering in November 2014 and the net proceeds will be used to fund a portion of the purchase of certain assets pursuant to the Transactions. See "Item 2. Management's Discussion and Analysis — The Transactions."

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt.  The principal amount of our debt as of September 30, 2014 was $17.7 billion, consisting of $7.3 billion of credit facility debt and $10.4 billion of high-yield notes. Our business requires significant cash to fund principal and interest payments on our debt.  As of September 30, 2014, $16 million of our debt matures in 2014, $91 million in 2015, $128 million in 2016, $1.1 billion in 2017, $1.0 billion in 2018 and $15.3 billion thereafter. As of December 31, 2013, as shown in our annual report on Form 10-K, we had other contractual obligations, including interest on our debt, totaling $7.5 billion. During

2014, we currently expect capital expenditures to be approximately $2.2 billion, including approximately $400 million for completion of our 2014 all-digital plan.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Negative free cash flow was $62 million for the three months ended September 30, 2014 and free cash flow was $132 million for the three months ended September 30, 2013, and $82 million and $325 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the amount available under our credit facilities was approximately $774 million. We expect to utilize free cash flow and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of or reduce the principal on our obligations. The timing and terms of any refinancing transactions will be subject to market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating's revolving credit facility as well as access to the capital markets to fund our projected operating cash needs.

We continue to evaluate the deployment of our anticipated future free cash flow including to reduce our leverage, and to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as stock repurchases and dividends. As possible acquisitions, swaps or dispositions arise in our industry, we actively review them against our objectives including, among other considerations, improving the operational efficiency, clustering or technology capabilities of our business and achieving appropriate return targets, and we may participate to the extent we believe these possibilities present attractive opportunities. However, there can be no assurance that we will actually complete any acquisition, disposition or system swap, including the transactions with Comcast, or that any such transactions will be material to our operations or results.

Free Cash Flow

Negative free cash flow was $62 million for the three months ended September 30, 2014 and free cash flow was $132 million for the three months ended September 30, 2013, and $82 million and $325 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in free cash flow for the three months ended September 30, 2014 compared to the corresponding period in 2013 is primarily due to an increase of $144 million in capital expenditures, changes in operating assets and liabilities, excluding the change in accrued interest, that used $84 million more cash, and an increase of $9 million in cash paid for interest offset by an increase of $51 million in Adjusted EBITDA. The decrease in free cash flow for the nine months ended September 30, 2014 compared to the corresponding period in 2013 is primarily due to an increase of $419 million in capital expenditures, $40 million in cash paid for interest and $15 million in merger and acquisition costs offset by an increase of $251 million in Adjusted EBITDA. The nine months ended September 30, 2013 also benefited from a $26 million restricted cash reclass.

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of September 30, 2014, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on September 30, 2014 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on CCO Holdings notes are further restricted by the covenants in its credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $10 million and $21 million in cash and cash equivalents as of September 30, 2014 and December 31, 2013, respectively.

Operating Activities. Net cash provided by operating activities increased $166 million from $1.6 billion for the nine months ended September 30, 2013 to $1.7 billion for the nine months ended September 30, 2014, primarily due to an increase in Adjusted

EBITDA of $251 million offset by a $40 million increase in cash paid for interest, $15 million increase in merger and acquisition costs and changes in operating assets and liabilities, excluding the change in accrued interest and accrued expenses related to capital expenditures, that provided $12 million less cash during the nine months ended September 30, 2014. The nine months ended September 30, 2013 also benefited from a $26 million restricted cash reclass.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 was $5.2 billion and $1.9 billion, respectively. The increase is primarily due to the investment of $3.5 billion of net proceeds from the issuance of the term loan G in long-term restricted cash and cash equivalents and higher capital expenditures.   See "Liquidity and Capital Resources - Recent Events."

Financing Activities. Net cash provided by financing activities was $3.4 billion and $397 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in cash provided was primarily the result of Charter Operating entering into a $3.5 billion term loan G in September 2014. See "Liquidity and Capital Resources — Recent Events."

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.7 billion and $1.3 billion for the nine months ended September 30, 2014 and 2013, respectively.  The increase was driven by our all-digital initiative, higher product development investments and ongoing insourcing initiative and the acquisition of Bresnan. See the table below for more details.

Excluding potential expenditures related to the Transactions, we currently expect 2014 capital expenditures to be approximately $2.2 billion. We anticipate 2014 capital expenditures to be driven by our all-digital transition including the deployment of additional set-top boxes in new and existing customer homes, growth in our commercial business, and further spend related to our efforts to insource our service operations as well as product development, which we anticipate will comprise approximately $500 million of 2014 capital expenditures. The actual amount of our capital expenditures will depend on the pace of transition planning to service a larger customer base upon closing of the previously-announced transactions with Comcast.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our liabilities related to capital expenditures increased by $31 million and $21 million for the nine months ended September 30, 2014 and 2013, respectively.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and nine months ended September 30, 2014 and 2013. The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Customer premise equipment (a)	$282	$193	$908	$618
Scalable infrastructure (b)	113	78	307	210
Line extensions (c)	50	54	131	162
Upgrade/rebuild (d)	47	50	131	137
Support capital (e)	77	50	201	132

Total capital expenditures (f)	$569	$425	$1,678	$1,259

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

(f)
Total capital expenditures include $115 million and $25 million related to our all-digital transition and $62 million and $71 million related to commercial services for the three months ended September 30, 2014 and 2013, respectively. Total capital expenditures include $368 million and $29 million related to our all-digital transition and $184 million and $216 million related to commercial services for the nine months ended September 30, 2014 and 2013, respectively.

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

As of September 30, 2014 and December 31, 2013, the accreted value of our debt was approximately $17.6 billion and $14.2 billion, respectively.  As of September 30, 2014 and December 31, 2013, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 3.7% and 3.6%, respectively, and the weighted average interest rate on the high-yield notes was approximately 6.4% resulting in a blended weighted average interest rate of 5.3% and 5.6%, respectively. The interest rate on approximately 66% and 84% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements as of September 30, 2014 and December 31, 2013, respectively.

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

Changes in the fair value of interest rate derivative instruments that were designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that met effectiveness criteria were reported in accumulated other comprehensive loss. The amounts were subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affected earnings (losses). For the nine months ended September 30, 2013, a gain of $7 million related to derivative instruments designated as cash flow hedges was recorded in other comprehensive loss, respectively.

Due to repayment of variable rate credit facility debt without a LIBOR floor, certain interest rate derivative instruments were de-designated as cash flow hedges during the three months ended March 31, 2013, as they no longer met the criteria for cash flow hedging specified by GAAP. In addition, on March 31, 2013, the remaining interest rate derivative instruments that continued to be highly effective cash flow hedges for GAAP purposes were electively de-designated. On the date of de-designation, we completed a final measurement test for each interest rate derivative instrument to determine any ineffectiveness and such amount was reclassified from accumulated other comprehensive loss into gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2014, losses of $5 million and $16 million, respectively, and for the three and nine months ended September 30, 2013, losses of $8 million and $20 million related to the reclassification from accumulated other comprehensive loss into earnings as a result of cash flow hedge discontinuance was recorded in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. While these interest rate derivative instruments are no longer designated as cash flow hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a gain or loss on derivative instruments, net in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2014, gains of $10 million and $13 million, respectively, and for the nine months ended September 30, 2013, gains of $29 million related to the change in fair value of interest rate derivative instruments not designated as cash flow hedges were recorded in gain (loss) on derivative instruments, net. For the three months ended September 30, 2013, the change in fair value of interest rate derivative instruments not designated as cash flow hedges was immaterial. The balance that remains in accumulated other comprehensive loss for these interest rate derivative instruments will be amortized over the respective lives of the contracts and recorded as a loss within gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. The estimated net amount of existing losses that are reported in accumulated other comprehensive loss as of September 30, 2014 that is expected to be reclassified into earnings within the next twelve months is approximately $10 million.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of September 30, 2014 (dollars in millions):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$—	$—	$—	$1,000	$—	$9,350	$10,350	$10,559
Average Interest Rate	—%	—%	—%	7.25%	—%	6.28%	6.37%

Variable Rate	$16	$91	$128	$137	$1,025	$5,920	$7,317	$7,211
Average Interest Rate	2.56%	3.21%	4.11%	4.88%	4.80%	6.26%	5.94%

Interest Rate Instruments:
Variable to Fixed Rate	$—	$300	$250	$850	$—	$—	$1,400	$17
Average Pay Rate	—%	4.99%	3.89%	3.84%	—%	—%	4.10%
Average Receive Rate	—%	2.55%	4.28%	4.85%	—%	—%	4.26%

As of September 30, 2014, we had $1.4 billion in notional amounts of interest rate derivative instruments outstanding. This includes $150 million in delayed start interest rate derivative instruments that become effective in March 2015.  In any future quarter in which a portion of these delayed start interest rate derivative instruments first becomes effective, an equal or greater notional amount of the currently effective interest rate derivative instruments are scheduled to mature.  Therefore, the $1.3 billion notional amount of currently effective interest rate derivative instruments will gradually step down over time as current interest rate derivative instruments mature and an equal or lesser amount of delayed start interest rate derivative instruments become effective.

The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at September 30, 2014 including applicable bank spread.

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

There was no change in our internal control over financial reporting during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings.

Our Annual Report on Form 10-K for the year ended December 31, 2013 includes "Legal Proceedings" under Item 3 of Part I. There have been no material changes from the legal proceedings described in our Form 10-K, except those described in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2014 and three and six months ended June 30, 2014 under “Legal Proceedings” under Item 1 of Part II.

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

Our obligation and the obligation of Comcast to complete the Transactions are subject to satisfaction or waiver of a number of conditions, including, among others:

•	completion of Comcast’s acquisition of TWC;

•	receipt of certain regulatory approvals for the Transactions, in most cases without the imposition of a burdensome condition;

•	approval by our stockholders;

•	receipt of opinions of counsel as to the tax-free nature of certain of the Transactions;

•	absence of injunction or legal impediment on any of the Transactions;

•	approval for the listing on a stock exchange of the shares of GreatLand Connections' common stock to be issued in the Transactions;

•	effectiveness of a registration for New Charter shares to be issued in the Merger and approval for listing on NASDAQ of those shares;

•	accuracy of the representations and warranties with respect to each of the Transactions, subject to certain materiality thresholds;

•	performance of covenants with respect to each of the Transactions, subject to certain materiality thresholds;

•
with respect to our obligations, absence of a material adverse change with respect to the assets and liabilities transferred to GreatLand Connections and the assets transferred by Comcast to us, taken as a whole, and with respect to Comcast’s obligations, absence of a material adverse change with respect to the assets and liabilities transferred by us to Comcast and absence of a material adverse effect with respect to us, and also with respect to our obligations, absence of the assertion by our financing sources of a material adverse effect with respect to us; and

•	GreatLand Connections' ability to incur indebtedness in an amount equal to at least 2.5 times its 2014 pro forma EBITDA of the GreatLand Connections' cable systems.

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

We have relied on publicly available information on the systems being acquired by Charter and by GreatLand Connections.

We have relied on publicly available information regarding the systems being acquired by Charter and by GreatLand Connections as we are in the early stages of due diligence. The transaction terms accordingly provide for assumption by Charter and by GreatLand Connections of only those liabilities that are primarily related to the systems acquired by each of them respectively, and for valuation terms that will depend on actual Carveout 2014 EBITDA (as defined in the Agreement) produced by such systems, including true-up adjustment payments related to EBITDA and, in some cases, working capital. However, it is possible that significant liabilities, present, future or contingent, may be assumed by Charter or GreatLand Connections that are not fully reflected in the valuation terms, and accordingly could have a material adverse effect on Charter and/or its investment in GreatLand Connections. Similarly, it is possible that certain assets required to operate the systems acquired by GreatLand Connections and/or Charter, such as licenses, technologies and/or employees, may not be transferred in the Transactions, requiring GreatLand Connections and/or Charter to incur additional costs and invest additional resources to procure such assets and/or hire employees with expertise in the transferred business, which may adversely affect Charter’s ability to realize the anticipated benefits of the Transactions.

The integration of the business acquired in the Transactions with the businesses we operated prior to the Transactions may not be successful or the anticipated benefits from the Transactions may not be realized.

After consummation of the Transactions, we will have significantly more systems, assets, investments, businesses, customers and employees than we did prior to the Transactions. The process of integrating these assets with the businesses we operated prior to the Transactions will require us to expend significant capital and significantly expand the scope of our operations and operating and financial systems. Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of the acquired assets with our pre-Transactions operations. There is a significant degree of difficulty and management involvement inherent in that process. These difficulties include:

•	integrating the operations of the acquired assets while carrying on the ongoing operations of the businesses we operated prior to the Transactions;

•	integrating information, purchasing, provisioning, accounting, finance, sales, billing, payroll, reporting and regulatory compliance systems;

•	integrating and unifying the product offerings and services available to customers, including customer premise equipment and video user interfaces;

•	managing a significantly larger company than before consummation of the Transactions;

•	integrating separate business cultures;

•	attracting and retaining the necessary personnel associated with the acquired assets; and

•	creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and

•	the impact on our business of providing services to GreatLand Connections which will also face the foregoing difficulties.

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

We continuously evaluate and pursue small and large acquisitions and strategic investments in businesses, products or technologies that we believe could complement or expand our business or otherwise offer growth or cost-saving opportunities. From time to time, including in the near term, we may enter into letters of intent with companies with which we are negotiating for potential acquisitions or investments, or as to which we are conducting due diligence. An investment in, or acquisition of, complementary businesses, products or technologies in the future could materially decrease the amount of our available cash or require us to seek additional equity or debt financing. We may not be successful in negotiating the terms of any potential acquisition, conducting thorough due diligence, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.

Additionally, in connection with any acquisitions we complete, we may not achieve the growth, synergies or other benefits we expected to achieve, and we may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect our operating results or financial position or could otherwise harm our business. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology, individually or across multiple opportunities, could divert management and employee time and resources from other matters.

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

Based on the number of shares of our common stock outstanding and the trading price of our common stock as of September 30, 2014, assumptions around the 2014 EBITDA of GreatLand Connections and the amount of GreatLand Connections indebtedness at the time of completion of the Transactions, it is expected that, immediately after completion of the Transactions, persons who hold our stock as of immediately prior to the Transactions will own approximately 90% of the outstanding shares of common stock of New Charter. Consequently, former stockholders will have less influence over our management and policies than they currently have. In addition, any changes to the number of shares outstanding, trading price of our common stock in the period prior to closing, EBITDA associated with GreatLand Connections assets or the amount of GreatLand Connections indebtedness at the time of completion of the Transactions will affect, and could significantly reduce, the number of outstanding shares of common stock of New Charter held by persons who hold our stock as of immediately prior to the closing. Similarly, if Charter exercises its option to increase the merger consideration to GreatLand Connections holders as a result of insufficient debt tenders in the debt-for-debt exchange that are part of the Transactions, such option could significantly reduce, the number of outstanding shares of common stock of New Charter held by persons who hold our stock as of immediately prior to the closing.

We may not be able to close on our committed financing for the acquisition of systems contemplated by the Transactions.

We have obtained financing commitments from several financial institutions to finance the acquisitions of systems contemplated by the Transactions in the aggregate amount of $8.4 billion. In September 2014, we entered in a new $3.5 billion term loan G facility pursuant to the terms of the Charter Operating credit agreement and in October 2014, our indirect subsidiary, CCOH Safari, LLC, announced an offering of $3.5 billion in senior unsecured notes. The net proceeds of these financings will be used to fund a portion of the purchase of certain assets pursuant to the Transactions. Closing on the $3.5 billion note offering is expected to occur in November 2014. The terms of the loans underlying the remaining commitments have not yet been determined, and if there are unfavorable developments in the credit markets or in Charter’s business, such loans may be available only on unfavorable terms. If there are changes in the financial condition or results of operations of our company prior to the completion of the Transactions, our financing sources may not provide the funding under the remaining commitment. Even if funding is not received, we may still be obligated to consummate the acquisitions of systems contemplated by the Transactions. In that event we may need to rely on alternative sources of financing, which we may not be able to obtain on reasonable terms, and/or may need to rely on our cash reserves, which may divert funding from other needs of our company. Additionally, the failure to obtain financing from our financing sources may cause us not to be able to complete the Transactions and to be exposed to legal claims for specific performance or damages, any of which could have a material adverse effect on Charter. As one of the conditions to the closing of the Transactions, GreatLand Connections must obtain financing in an amount equal to at least 2.5 times its 2014 pro forma EBITDA. Unfavorable developments in the credit markets may negatively impact GreatLand Connections' ability to obtain such financing or to obtain such financing on favorable terms which could negatively impact the investment Charter expects to make in GreatLand Connections.

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

The shares of New Charter common stock to be issued in the Transactions to holders of GreatLand Connections common stock will generally be eligible for immediate resale. The market price of New Charter common stock could decline as a result of sales of a large number of shares of New Charter common stock in the market after the consummation of the Transactions or even the perception that these sales could occur.

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

If the Contribution and the Spin-Off does not qualify as a tax-free reorganization under Sections 368(a)(1)(D) and  355 of the Code, including as a result of subsequent acquisitions of stock of GreatLand Connections, then Comcast may recognize a very substantial amount of taxable gain and GreatLand Connections (and in certain circumstances, Charter)  may be obligated to indemnify Comcast  for these taxes.

The completion of the Transactions is conditioned upon the receipt of opinions from counsel as to the tax free nature of certain of the Transactions, including the Spin-Off.  The opinions of counsel will be based on, among other things, current law and certain assumptions and representations as to factual matters made by Comcast, GreatLand Connections and Charter.  Any change in currently applicable law, which may be retroactive, or the failure of any representation to be true, correct and complete, could adversely affect the conclusions reached by counsel in the opinions.  Moreover, the opinions will not be binding on the Internal Revenue Service (“IRS”) or the courts, and the IRS or the courts may not agree with the conclusions reached in the opinion.

Even if the Spin-Off otherwise qualifies as a tax-free spin-off for U.S. federal income tax purposes, the Spin-Off will be taxable to Comcast pursuant to section 355(e) of the Internal Revenue Code (the “Code”) if 50% or more of the stock of either Comcast or GreatLand Connections is acquired, directly or indirectly (taking into account the stock of GreatLand Connections acquired by New Charter in the Merger and the stock of Comcast and GreatLand Connections acquired by TWC shareholders in the transaction between Comcast and TWC and in the Spin-Off), as part of a plan or series of related transactions that includes the Spin-Off. Because GreatLand Connections stockholders that are former Comcast shareholders (exclusive of former TWC shareholders) will own more than 50% of the common stock of GreatLand Connections following the Merger, the Merger standing alone is not expected to cause the Spin-Off to be taxable to Comcast under section 355(e) of the Code. However, if the IRS were to determine that other acquisitions of GreatLand Connections common stock or Comcast common stock, either before or after the Spin-Off are part of a plan or series of related transactions that includes the Spin-Off, such determination could result in the recognition of gain by Comcast under section 355(e) of the Code. If section 355(e) of the Code applied, Comcast might recognize a very substantial amount of taxable gain.

Under the tax sharing agreement that will be entered into by Comcast, GreatLand Connections and, to a limited extent, New Charter, in certain circumstances, and subject to certain limitations, GreatLand Connections will be required to indemnify Comcast against taxes on the Spin-Off that arise as a result of certain actions or failures to act by GreatLand Connections or as a result of certain changes in ownership of the stock of GreatLand Connections after the completion of the Transactions. GreatLand Connections will be unable to take certain actions after the Transactions because such actions could adversely affect the tax-free status of the Spin-Off, and such restrictions could be significant. If GreatLand Connections is required to indemnify Comcast in the event the Spin-Off is taxable, this indemnification obligation would be substantial and could have a material adverse effect on GreatLand Connections.

Moreover, under the tax sharing agreement, in certain circumstances, and subject to certain limitations, New Charter will be required to indemnify Comcast against taxes on the Spin-Off that arise from New Charter taking any actions that would result in New Charter holding GreatLand Connections shares in excess of the percentage of GreatLand Connections shares acquired in the Merger during the two year period following the Spin-Off.  If New Charter is required to indemnify Comcast in the event the Spin-Off is taxable, this indemnification obligation would be substantial and could have a material adverse effect on New Charter.

New Charter and GreatLand Connections will be unable to take certain actions after the Transactions (potentially including certain desirable strategic transactions) because such actions could adversely affect the tax-free status of the Spin-Off, and such restrictions could be significant.

The tax sharing agreement will prohibit GreatLand Connections and New Charter from taking actions that could cause the Spin-Off to be taxable to Comcast. In particular, for two years after the completion of the Transactions, GreatLand Connections and New Charter will not be permitted to take actions that would result in 50% or more of the stock of GreatLand Connections to be acquired, directly or indirectly (taking into account the stock of GreatLand Connections acquired by New Charter in the Merger and the stock of Comcast and GreatLand Connections acquired by TWC shareholders in the transaction between Comcast and TWC and in the Spin-Off), as part of a plan or series of related transactions that includes the Spin-Off.  These actions could include entering into certain merger or consolidation transactions, certain stock issuances and certain other desirable strategic transactions.

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

Additionally, many aspects of these laws and regulations are currently the subject of judicial proceedings and administrative or legislative proposals. There are also ongoing efforts to amend or expand the federal, state, and local regulation of some of the services offered over our cable systems, which may compound the regulatory risks we already face, and proposals that might make it easier for our employees to unionize. Some states are considering adopting energy efficiency regulations governing the operation of equipment (such as broadband modems) that we use to deliver Internet services, which could constrain innovation in broadband services and equipment. Congress is considering whether to rewrite the entire Communications Act of 1934, as amended (the "Communications Act") to account for changes in the communications marketplace. Congress and various federal agencies are also considering more focused changes, such as new privacy restrictions and new restrictions on the use of personal and profiling information for behavioral advertising. In response to recent global data breaches, malicious activity and cyber threats, as well as the general increasing concerns regarding the protection of consumers’ personal information, Congress is considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for our business. These new laws, as well as existing legal and regulatory obligations, could affect our operations and require significant expenditures. In addition, federal, state, and local regulators could impose additional regulatory conditions in connection with their review of the Transactions that could affect our operations.

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

We operate cable systems in locations throughout the United States and, as a result, we are subject to the tax laws and regulations of federal, state and local governments. From time to time, various legislative and/or administrative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. Certain states and localities have imposed or are considering imposing new or additional taxes or fees on our services or changing the methodologies or base on which certain fees and taxes are computed. The federal Internet Tax Freedom Act, which prohibits many taxes on Internet access service, will expire December 11, 2014, unless it is renewed by Congress. Potential changes include additional taxes or fees on our services which could impact our customers, combined reporting and other changes to general business taxes, central/unit-level assessment of property taxes and other matters that could increase our income, franchise, sales, use and/or property tax liabilities. In addition, federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

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

We offer voice communications services over our broadband network and continue to develop and deploy voice over Internet protocol ("VoIP") services. The FCC has ruled that competitive telephone companies that support VoIP services, such as those we offer our customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensures that our VoIP services can compete in the market. The scope of these interconnection rights are being reviewed in a current FCC proceeding, which may affect our ability to compete in the provision of voice services or result in additional costs. The FCC has also declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain additional authorizations. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs. The FCC has already extended certain traditional telecommunications carrier requirements to many VoIP providers such as us, including E911, Universal Service fund collection, Communications Assistance for Law Enforcement Act ("CALEA"), privacy of Customer Proprietary Network Information, number porting, rural call completion reporting, disability access and discontinuance of service requirements. In November 2011, the FCC released an order significantly changing the rules governing intercarrier compensation payments for the origination and termination of telephone traffic between carriers, including VoIP service providers like us. The Tenth Circuit Court of Appeals upheld the rules in May, 2014. The new rules will result in a substantial decrease in intercarrier compensation payments over a multi-year period. We received intercarrier compensation of approximately $21 million, $19 million and $23 million for the years ended December 31, 2013, 2012 and 2011, respectively. Further, the FCC’s recent initiative to collect data concerning certain point to point transport (“special access”) services we provide will result in additional regulatory burdens and additional costs.

Item 2.     Unregistered Sales of Equity Proceeds and Use of Proceeds.

(C) Purchases of Equity Securities by the Issuer

The following table presents Charter's purchases of equity securities completed during the third quarter of 2014.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2014	1,303 (1)	$161.52	N/A	N/A
August 1 - 31, 2014	4,102 (1)	$157.44	N/A	N/A
September 1 - 30, 2014	1,801 (1)	$160.18	N/A	N/A

(1)	Represents shares of Charter common stock withheld for payment of income tax withholding owed by employees upon vesting of restricted shares and restricted stock units.

Item 6.     Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President - Finance, Controller and
Date: October 31, 2014		Chief Accounting Officer

S- 1

Exhibit Index

Exhibit	Description

10.1
Incremental Activation Notice, dated as of September 12, 2014 delivered by Charter Communications Operating, LLC, CCO Holdings, LLC, the subsidiary guarantors party thereto and each Term G Lender party thereto to Bank of America, N.A., as Administrative Agent under the Amended and Restated Credit Agreement, dated as of April 11, 2012 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on September 12, 2014 (File No. 001-33664)).

10.2
Amendment No. 4, dated as of September 12, 2014, to the Amended and Restated Credit Agreement dated as of April 11, 2012 between Charter Communications Operating, LLC, as borrower, CCO Holdings, LLC, as guarantor, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on September 12, 2014 (File No. 001-33664)).

10.3
Escrow Credit Agreement, dated as of September 12, 2014, between CCO Safari, LLC, as borrower, and Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on September 12, 2014 (File No. 001-33664)).

10.4
Escrow Agreement, dated as of September 12, 2014, between CCO Safari, LLC, as borrower, Bank of America, N.A., as administrative agent, and U.S. Bank, N.A., as escrow agent (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on September 12, 2014 (File No. 001-33664)).

10.5
Amendment to Stockholders Agreement by and among Liberty Broadband Corporation, Liberty Media Corporation and Charter Communications, Inc., dated effective as of September 29, 2014 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on October 8, 2014 (File No. 001-33664)).

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
101**
The following financial statements from Charter Communications, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, filed with the Securities and Exchange Commission on October 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

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