Form 10-Q
period 2015-03-31
CHARTER COMMUNICATIONS, INC. /MO/
filed 2015-05-01
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Number of shares of Class A common stock outstanding as of March 31, 2015: 112,022,182

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2015

This quarterly report on Form 10-Q is for the three months ended March 31, 2015. The United States Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc. and its subsidiaries.

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

Risks Related to the transaction with Advance/Newhouse Partnership (“A/N”) regarding Bright House Networks, LLC ("Bright House")

•
as a result of the termination of the transactions agreement between us and Comcast Corporation, we, A/N and Liberty Broadband Corporation entered into a 30-day period in which the parties may renegotiate the transaction regarding Bright House and if no agreement is reached, either we or A/N may terminate the transaction. There can be no assurance that the parties will reach agreement during these negotiations, that any agreement reached will be as favorable to us as the existing transaction terms, or that we or A/N will not terminate the transaction after completion of the negotiations;

•	the ultimate outcome of the transaction, including the possibility that the transaction may not occur if closing conditions are not satisfied;

•
if the transaction were to occur, the ultimate outcome and results of integrating operations and application of our operating strategies to the acquired assets and the ultimate ability to realize synergies at the levels currently expected as well as potential programming dis-synergies;

•	disruption in our business relationships as a result of the transaction;

•
the impact of the transaction on our stock price and future operating results, including due to transaction and integration costs, increased interest expense, business disruption, and diversion of management time and attention;

•	the reduction in our current stockholders’ percentage ownership and voting interest as a result of the transaction; and

•	the increase in indebtedness as a result of the transaction, which will increase interest expense and may decrease our operating flexibility;

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

•
the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband and telephone providers, digital subscriber line (“DSL”) providers, and video provided over the Internet and providers of advertising over the Internet;

•	general business conditions, economic uncertainty or downturn, high unemployment levels and the level of activity in the housing sector;

ii

•	our ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);

•	the development and deployment of new products and technologies including our cloud-based user interface, Spectrum Guide®, and downloadable security for set-top boxes;

•	the effects of governmental regulation on our business or potential business combination transactions;

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20	$3
Restricted cash and cash equivalents	7,112	—
Accounts receivable, less allowance for doubtful accounts of
$19 and $22, respectively	264	285
Prepaid expenses and other current assets	106	83
Total current assets	7,502	371

RESTRICTED CASH AND CASH EQUIVALENTS	—	7,111

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $5,800 and $5,484, respectively	8,275	8,373
Franchises	6,006	6,006
Customer relationships, net	1,042	1,105
Goodwill	1,168	1,168
Total investment in cable properties, net	16,491	16,652

OTHER NONCURRENT ASSETS	417	416

Total assets	$24,410	$24,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,586	$1,635
Current portion of long-term debt	6,983	—
Total current liabilities	8,569	1,635

LONG-TERM DEBT	13,981	21,023
DEFERRED INCOME TAXES	1,706	1,674
OTHER LONG-TERM LIABILITIES	77	72

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
112,098,852 and 111,999,687 shares issued, respectively	—	—
Class B common stock; $.001 par value; 25 million shares authorized;
no shares issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no shares issued and outstanding	—	—
Additional paid-in capital	1,955	1,930
Accumulated deficit	(1,843)	(1,762)
Treasury stock at cost; 76,670 and no shares, respectively	(16)	—
Accumulated other comprehensive loss	(19)	(22)
Total shareholders’ equity	77	146

Total liabilities and shareholders’ equity	$24,410	$24,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)
Unaudited

	Three Months Ended March 31,
	2015	2014

REVENUES	$2,362	$2,202

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	1,581	1,447
Depreciation and amortization	514	505
Other operating expenses, net	18	10

	2,113	1,962

Income from operations	249	240

OTHER EXPENSES:
Interest expense, net	(289)	(211)
Loss on derivative instruments, net	(6)	(2)

	(295)	(213)

Income (loss) before income taxes	(46)	27

Income tax expense	(35)	(64)

Net loss	$(81)	$(37)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.73)	$(0.35)

Weighted average common shares outstanding, basic and diluted	111,655,617	106,439,198

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2015	2014

Net loss	$(81)	$(37)
Net impact of interest rate derivative instruments, net of tax	3	6

Comprehensive loss	$(78)	$(31)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(81)	$(37)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	514	505
Noncash interest expense	8	10
Loss on derivative instruments, net	6	2
Deferred income taxes	34	62
Other, net	22	15
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	21	18
Prepaid expenses and other assets	(26)	(17)
Accounts payable, accrued liabilities and other	30	19
Net cash flows from operating activities	528	577

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(351)	(539)
Change in accrued expenses related to capital expenditures	(76)	36
Restricted cash in escrow	(1)	—
Other, net	(13)	4
Net cash flows from investing activities	(441)	(499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	332	293
Repayments of long-term debt	(392)	(388)
Purchase of treasury stock	(16)	(11)
Proceeds from exercise of options and warrants	6	6
Other, net	—	5
Net cash flows from financing activities	(70)	(95)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17	(17)
CASH AND CASH EQUIVALENTS, beginning of period	3	21
CASH AND CASH EQUIVALENTS, end of period	$20	$4

CASH PAID FOR INTEREST	$255	$225

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

Certain prior period amounts, primarily merger and acquisition costs, have been reclassified to conform with the 2015 presentation.

2.     Acquisitions and Dispositions

Comcast Transactions
On April 25, 2014, the Company entered into a binding definitive agreement (the “Comcast Transactions Agreement”) with Comcast Corporation (“Comcast”), which contemplated the following transactions: (1) an asset purchase, (2) an asset exchange and (3) a contribution and spin-off transaction (collectively, the “Comcast Transactions”). Pursuant to the terms of the Comcast Transactions Agreement, Comcast had the right to terminate the Comcast Transactions Agreement upon termination of the merger agreement among Comcast, Time Warner Cable Inc. (“TWC”) and Tango Acquisition Sub, Inc. (the “Merger Agreement”). On April 24, 2015, Comcast and TWC terminated the Merger Agreement, and Comcast delivered a notice of termination of the Comcast Transactions Agreement to Charter (the “Termination Notice”).
Charter Communications Operating, LLC ("Charter Operating") received a commitment from certain financial institutions to provide incremental senior secured term loan facilities totaling up to $8.4 billion and a senior secured incremental revolving facility equal to $500 million under the Charter Operating credit facility. The amount of the commitment for the incremental term loan facilities was reduced by $3.5 billion at the closing of the CCOH Safari, LLC notes offering discussed below. Further, under the commitment, in September 2014, Charter Operating executed a Term G Loan Incremental Activation Notice (the “Notice”) under its existing Amended and Restated Credit Agreement, dated as of April 11, 2012, as further amended, restated, supplemented or otherwise modified from time to time (the “Credit Agreement”). The Notice established a new tranche of Term G Loan commitments (the “Term G Loans”) in an aggregate principal amount of $3.5 billion that was fully drawn on September 12, 2014. Charter

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

intended to use the proceeds of the Term G Loans to fund the closing of the transactions contemplated by the Comcast Transactions Agreement and placed the proceeds into escrow pending such closing pursuant to an Escrow Credit Agreement among CCO Safari, LLC (“CCO Safari”), an indirect subsidiary of Charter, as borrower, Bank of America, N.A., as administrative agent (the "Escrow Agent”), and the lenders party thereto (the “Escrow Credit Agreement”) and an Escrow Agreement, dated as of September 12, 2014 (the “Escrow Agreement”), between CCO Safari and the Escrow Agent. As part of the establishment of the Escrow Credit Agreement and Escrow Agreement, Charter Operating assigned all of its obligations with respect to the Term G Loans and transferred all of the proceeds from the Term G Loans to CCO Safari who then assumed all obligations of Charter Operating under the Term G Loans.

Pursuant to the provisions of the Escrow Agreement, Charter notified the Escrow Agent on April 27, 2015 that as a result of the termination of the Comcast Transactions Agreement, the escrow release conditions could not be satisfied and directed the Escrow Agent to release the escrowed funds and repay the Term G Loans. Under the Escrow Credit Agreement, the repayment price was equal to 99.5% of the principal amount outstanding under the loans, plus accrued and unpaid interest from the last interest payment date for the loans, but not including, the date of repayment. In addition, effective on termination of the Comcast Transactions Agreement, the remaining committed facilities of $1.4 billion of senior secured incremental term loans and the Company's option to activate $500 million of a senior secured incremental revolver were automatically terminated.

In November 2014, CCOH Safari, LLC (“CCOH Safari”), an indirect subsidiary of Charter, issued $1.5 billion aggregate principal amount of 5.50% senior notes due 2022 and $2.0 billion aggregate principal amount of 5.75% senior notes due 2024 (collectively, the "CCOH Safari Notes"). Charter intended to use the proceeds to fund the closing of the transactions contemplated by the Comcast Transactions Agreement and placed the proceeds into escrow pending such closing pursuant to an Escrow Agreement, dated as of November 5, 2014 (the “CCOH Safari Escrow Agreement”), by and among U.S. Bank National Association (the “CCOH Safari Escrow Agent”), The Bank of New York Mellon Trust Company, N. A. (the “CCOH Safari Trustee”), and CCOH Safari.

Under the CCOH Safari Escrow Agreement, upon Charter’s notification to the CCOH Safari Escrow Agent and the CCOH Safari Trustee that the Comcast Transactions Agreement had been terminated, the CCOH Safari Notes were subject to a special redemption. The special redemption price is equal to 100% of the initial issue price of the CCOH Safari Notes, plus accrued and unpaid interest from the issue date of the CCOH Safari Notes, up to, but not including, the date of such special redemption. On April 24, 2015, CCOH Safari notified the CCOH Safari Escrow Agent and the CCOH Safari Trustee that the Comcast Transactions Agreement had been terminated, that the CCOH Safari Notes were subject to a special redemption and directed the CCOH Safari Escrow Agent to disburse the proceeds and redeem the CCOH Safari Notes pursuant to the terms of the CCOH Safari Escrow Agreement.

Bright House Transaction

As previously announced, on March 31, 2015, the Company entered into a definitive Contribution Agreement (the “Bright House Contribution Agreement”) with Advance/Newhouse Partnership (“A/N”), A/NPC Holdings LLC, CCH I, LLC ("New Charter"), an indirect subsidiary of the Company, and Charter Communications Holdings, LLC (“Charter Holdings”), the Company's wholly owned subsidiary, pursuant to which Charter would become the owner of the membership interests in Bright House Networks, LLC (“Bright House”) and any other assets (other than certain excluded assets) primarily related to Bright House (the “Bright House Transaction”). In connection with the Bright House Contribution Agreement, the Company also entered into an amended and restated Stockholders Agreement (the “Bright House Stockholders Agreement”) with Liberty Broadband Corporation (“Liberty”) and A/N, which Bright House Stockholders Agreement would replace the Company's existing stockholders agreement with Liberty, as amended October 14, 2014.

The transaction contemplated by the Bright House Contribution Agreement is subject to completion of certain regulatory approvals, the approval of certain matters related to the Bright House Transaction by Charter’s stockholders, and other customary closing conditions. As announced by Charter on April 24, 2015, the Comcast Transactions Agreement was terminated by Comcast, and the closing of the Comcast Transactions had been a condition to the Bright House Contribution Agreement. As a result, the parties to the Bright House Stockholders’ Agreement are to consider and negotiate for a period of 30 days in good faith, amendments to the terms of the Bright House Transaction agreements that may be desirable to consummate the Bright House Transaction. No party is under any obligation to reach such an agreement and the Bright House Contribution Agreement and the Bright House Stockholders Agreement may be terminated by either party at any time within a 30 day period immediately following the expiration of the 30 day negotiation period.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

3.    Franchises, Goodwill and Other Intangible Assets

As of March 31, 2015 and December 31, 2014, indefinite lived and finite-lived intangible assets are presented in the following table:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Franchises	$6,006	$—	$6,006	$6,006	$—	$6,006
Goodwill	1,168	—	1,168	1,168	—	1,168
Trademarks	159	—	159	159	—	159
Other intangible assets	4	—	4	4	—	4

	$7,337	$—	$7,337	$7,337	$—	$7,337

Finite-lived intangible assets:
Customer relationships	$2,616	$1,574	$1,042	$2,616	$1,511	$1,105
Other intangible assets	164	66	98	151	60	91
	$2,780	$1,640	$1,140	$2,767	$1,571	$1,196

Amortization expense related to customer relationships and other intangible assets for the three months ended March 31, 2015 and 2014 was $69 million and $76 million, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

Nine months ended December 31, 2015	$201
2016	236
2017	202
2018	168
2019	132
Thereafter	201

$1,140

Actual amortization expense in future periods will differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

4.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Accounts payable – trade	$128	$140
Accrued capital expenditures	192	268
Deferred revenue	89	85
Accrued liabilities:
Interest	237	212
Programming costs	451	430
Franchise related fees	56	65
Compensation	152	169
Other	281	266

	$1,586	$1,635

5.    Debt

Debt consists of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCOH Safari, LLC
5.500% senior notes due December 1, 2022	$1,500	$1,500	$1,500	$1,500
5.750% senior notes due December 1, 2024	2,000	2,000	2,000	2,000
CCO Holdings, LLC:
7.250% senior notes due October 30, 2017	1,000	1,000	1,000	1,000
7.000% senior notes due January 15, 2019	1,400	1,395	1,400	1,394
8.125% senior notes due April 30, 2020	700	700	700	700
7.375% senior notes due June 1, 2020	750	750	750	750
5.250% senior notes due March 15, 2021	500	500	500	500
6.500% senior notes due April 30, 2021	1,500	1,500	1,500	1,500
6.625% senior notes due January 31, 2022	750	747	750	747
5.250% senior notes due September 30, 2022	1,250	1,240	1,250	1,240
5.125% senior notes due February 15, 2023	1,000	1,000	1,000	1,000
5.750% senior notes due September 1, 2023	500	500	500	500
5.750% senior notes due January 15, 2024	1,000	1,000	1,000	1,000
Charter Communications Operating, LLC:
Credit facilities	3,682	3,649	3,742	3,709
CCO Safari, LLC (an Unrestricted Subsidiary)
Credit facility due September 12, 2021	3,500	3,483	3,500	3,483
Total debt	$21,032	$20,964	$21,092	$21,023
Less: current portion	7,000	6,983	—	—
Long-term debt	14,032	13,981	21,092	21,023

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The accreted values presented above represent the principal amount of the debt less the original issue discount at the time of sale, plus the accretion to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under its credit facilities of approximately $875 million as of March 31, 2015.

The Company has reclassified the CCOH Safari Notes and CCO Safari's Term G Loans to current portion of long-term debt in the condensed consolidated balance sheet as of March 31, 2015 as a result of the conditions that gave rise to the Termination Notice received from Comcast on April 24, 2015, which occurred prior to the release of these condensed consolidated financial statements.  The proceeds included in escrow were also reclassified to current restricted cash and cash equivalents.  See Note 2.

6.    Common Stock

During the three months ended March 31, 2015 and 2014, the Company withheld 76,670 and 77,834, respectively, shares of its common stock in payment of $16 million and $11 million, respectively, income tax withholding owed by employees upon vesting of restricted shares and restricted stock units. In December 2014, Charter's board of directors approved the retirement of the then currently held treasury stock and those shares were retired as of December 31, 2014. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders' equity.

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

The effect of interest rate derivatives on the Company’s condensed consolidated balance sheets is presented in the table below:

	March 31, 2015	December 31, 2014

Accrued interest	$—	$2
Other long-term liabilities	$21	$16
Accumulated other comprehensive loss	$(19)	$(22)

The Company holds interest rate derivative instruments not designated as hedges which are marked to fair value, with the impact recorded as a gain or loss on derivative instruments, net in the Company's condensed consolidated statements of operations. While these interest rate derivative instruments are not designated as cash flow hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk. These interest rate derivative instruments were de-designated in 2013 and the balance that remains in accumulated other comprehensive loss for these interest rate derivative instruments is being amortized over the respective lives of the contracts and recorded as a loss within loss on derivative instruments, net in the Company's condensed consolidated statements of operations. The estimated net amount of existing losses that are reported in accumulated other comprehensive loss as of March 31, 2015 that is expected to be reclassified into earnings within the next twelve months is approximately $8 million.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The effects of interest rate derivative instruments on the Company’s condensed consolidated statements of operations is presented in the table below.

	Three Months Ended March 31,
	2015	2014

Loss on derivative instruments, net:
Change in fair value of interest rate derivative instruments not designated as cash flow hedges	$(3)	$4
Loss reclassified from accumulated other comprehensive loss into earnings as a result of cash flow hedge discontinuance	(3)	(6)
	$(6)	$(2)

As of March 31, 2015 and December 31, 2014, the Company had $1.1 billion and $1.4 billion, respectively, in notional amounts of interest rate derivative instruments outstanding. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of March 31, 2015 and December 31, 2014 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The Company's restricted cash and cash equivalents are primarily invested in money market funds and 90-day or less commercial paper. The money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange and commercial paper is valued at cost plus the accretion of the discount on a yield to maturity basis, which approximates fair value. The money market funds and commercial paper potentially subject us to concentrations of credit risk. The amount invested within any one financial instrument did not exceed $550 million during the three months ended March 31, 2015. As of March 31, 2015 and December 31, 2014, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

The interest rate derivative instruments are valued using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). The weighted average pay rate for the Company’s currently effective interest rate derivative instruments was 1.61% and 1.87% at March 31, 2015 and December 31, 2014, respectively (exclusive of applicable spreads).

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Company's financial instruments that are accounted for at fair value on a recurring basis are presented in the table below.

	March 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Money market funds	$4,112	$—	$—	$4,112	$—	$—
Commercial paper	$—	$3,000	$—	$—	$2,999	$—

Liabilities
Interest rate derivatives	$—	$21	$—	$—	$18	$—

A summary of the carrying value and fair value of the Company’s debt at March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
Senior notes	$13,832	$14,358	$13,831	$14,205
Credit facilities	$7,132	$7,198	$7,192	$7,186

The estimated fair value of the Company’s senior notes at March 31, 2015 and December 31, 2014 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company's credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded during the three months ended March 31, 2015 and 2014.

9.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the condensed consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended March 31,
	2015	2014
Programming	$666	$606
Franchise, regulatory and connectivity	107	107
Costs to service customers	420	400
Marketing	136	133
Transition costs	21	—
Other	231	201

	$1,581	$1,447

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Programming costs consist primarily of costs paid to programmers for basic, premium, digital, video on demand, and pay-per-view programming. Franchise, regulatory and connectivity costs represent payments to franchise and regulatory authorities and costs directly related to providing Internet and voice services. Costs to service customers include residential and commercial costs related to field operations, network operations and customer care including internal and third party labor for installations, service and repairs, maintenance, billing and collection, occupancy and vehicle costs. Marketing costs represents the costs of marketing to our current and potential commercial and residential customers including labor costs. Transition costs represent expenses incurred in connection with the Comcast Transactions. Other includes bad debt expense, corporate overhead, commercial and advertising sales expenses, property tax and insurance and stock compensation expense, among others.

10.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the periods presented:

	Three Months Ended March 31,
	2015	2014

Merger and acquisition costs	$13	$3
Special charges, net	2	4
Loss on sale of assets, net	$3	$3

	$18	$10

Merger and acquisition costs

Merger and acquisition costs represents costs incurred in connection with merger and acquisition transactions, such as advisory, legal and accounting fees, among others.

Special charges, net

Special charges, net, primarily includes severance charges and net amounts of litigation settlements.

Loss on sale of assets, net

Loss on sale of assets, net, represents the net gain or loss recognized on the sales and disposals of fixed assets and cable systems.

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

For the three months ended March 31, 2015 and 2014, the Company recorded $35 million and $64 million of income tax expense, respectively. Income tax expense is recognized primarily through increases in deferred tax liabilities related to the Company's investment in Charter Holdco, as well as through current federal and state income tax expense and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries.

As of March 31, 2015 and December 31, 2014, the Company had net deferred income tax liabilities of approximately $1.7 billion and $1.6 billion, respectively. Included in net deferred income tax liabilities is net current deferred tax assets of $23 million and $26 million as of March 31, 2015 and December 31, 2014, respectively, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets of the Company. Net deferred tax liabilities included approximately $236 million at March 31, 2015 and December 31, 2014, relating to certain indirect subsidiaries of Charter Holdco

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

that file separate federal or state income tax returns.  The remainder of the Company's net deferred tax liability arose from Charter's investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination.  The Company did not have any unrecognized tax benefits as of March 31, 2015 or December 31, 2014.

No tax years for Charter or Charter Holdco, for income tax purposes, are currently under examination by the IRS.  Tax years ending 2011 through 2014 remain subject to examination and assessment. Years prior to 2011 remain open solely for purposes of examination of Charter’s loss and credit carryforwards.

12.     Related Party Transactions

The Company is aware that Dr. John Malone, one of Charter's board of directors, may be deemed to have a 36.0% voting interest in Liberty Interactive Corp. (“Liberty Interactive”) and is Chairman of the board of directors, an executive officer position, of Liberty Interactive. Liberty Interactive owns 38.0% of the common stock of HSN, Inc. (“HSN”) and has the right to elect 20% of the board members of HSN. Liberty Interactive wholly owns QVC, Inc (“QVC”). The Company has programming relationships with HSN and QVC which pre-date the Liberty Media ownership of Charter. For the three months ended March 31, 2015 and 2014, the Company received payments in aggregate of approximately $3 million from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company's footprint.

Dr. Malone also serves on the board of directors of Discovery Communications, Inc., (“Discovery”) and the Company is aware that Dr. Malone owns 4.7% in the aggregate of the common stock of Discovery and has a 28.7% voting interest in Discovery for the election of directors. In addition, Dr. Malone owns approximately 10.8% in the aggregate of the common stock of Starz and has 47.2% of the voting power. Mr. Gregory Maffei, one of Charter's board of directors, is a non-executive Chairman of the board of Starz. The Company purchases programming from both Discovery and Starz pursuant to agreements entered into prior to Dr. Malone and Mr. Maffei joining Charter's board of directors. Based on publicly available information, the Company does not believe that either Discovery or Starz would currently be considered related parties. The amounts paid in aggregate to Discovery and Starz represent less than 3% of total operating costs and expenses for the three months ended March 31, 2015 and 2014.

13.     Contingencies

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

The Company granted the following equity awards for the periods presented.

	Three Months Ended March 31,
	2015	2014

Stock options	1,238,900	1,174,800
Restricted stock	—	—
Restricted stock units	145,500	143,700

Stock options granted prior to 2014 generally vest annually over three or four years from either the grant date or delayed vesting commencement dates. Stock options generally expire ten years from the grant date. Restricted stock vests annually over a one to four-year period beginning from the date of grant. Certain stock options and restricted stock vest based on achievement of stock price hurdles. Restricted stock units have no voting rights, and restricted stock units granted prior to 2014 vest ratably over three or four years from either the grant date or delayed vesting commencement dates. Stock options and restricted stock units granted in 2014 and 2015 cliff vest over three years.

As of March 31, 2015, total unrecognized compensation remaining to be recognized in future periods totaled $128 million for stock options, $7 million for restricted stock and $45 million for restricted stock units and the weighted average period over which they are expected to be recognized is 2 years for stock options, 1 year for restricted stock and 2 years for restricted stock units.

The Company recorded $19 million and $12 million of stock compensation expense for the three months ended March 31, 2015 and 2014, respectively, which is included in operating costs and expenses.

15.     Consolidating Schedules

The CCO Holdings, LLC ("CCO Holdings") notes are obligations of CCO Holdings. However, the CCO Holdings notes are also jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Charter.  The Charter Operating and Restricted Subsidiaries column is presented as a requirement pursuant to the terms of the Charter Operating credit agreement. The CCOH Safari Notes are obligations of CCOH Safari. The Unrestricted Subsidiary - CCO Safari column is a Non-Recourse Subsidiary under the Charter Operating credit agreement. In September 2014, Charter Operating entered into the Term G Loans and assigned all of its obligations with respect to the Term G Loans and transferred all of the proceeds from the Term G Loans to CCO Safari. Upon receiving the Termination Notice, Charter reclassified the CCOH Safari Notes and the Term G Loans to current portion of long-term debt in the Company's condensed consolidated balance sheets. The proceeds from the CCOH Safari Notes and the CCO Safari Term G Loans were also reclassified to current restricted cash and cash equivalents. See Note 2.

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

Condensed consolidating financial statements as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of March 31, 2015

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3	$1	$—	$—	$16	$—	$—	$20
Restricted cash and cash equivalents	—	—	3,599	—	—	3,513	—	7,112
Accounts receivable, net	10	7	—	—	247	—	—	264
Receivables from related party	40	223		3	—	—	(266)	—
Prepaid expenses and other current assets	22	9	—	—	75	—	—	106
Total current assets	75	240	3,599	3	338	3,513	(266)	7,502

RESTRICTED CASH AND CASH EQUIVALENTS	—	—	—	—	—	—	—	—

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	29	—	—	8,246	—	—	8,275
Franchises	—	—	—	—	6,006	—	—	6,006
Customer relationships, net	—	—	—	—	1,042	—	—	1,042
Goodwill	—	—	—	—	1,168	—	—	1,168
Total investment in cable properties, net	—	29	—	—	16,462	—	—	16,491

PREFERRED INTEREST IN CC VIII	—	446	—	—	—	—	(446)	—
INVESTMENT IN SUBSIDIARIES	1,473	432	—	10,306	27	—	(12,238)	—
LOANS RECEIVABLE – RELATED PARTY	—	333	—	597	—	—	(930)	—
OTHER NONCURRENT ASSETS	—	167	2	101	143	4	—	417

Total assets	$1,548	$1,647	$3,601	$11,007	$16,970	$3,517	$(13,880)	$24,410

LIABILITIES AND SHAREHOLDERS’/MEMBERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3	$157	$66	$164	$1,189	$7	$—	$1,586
Payables to related party	—	—	—	—	266	—	(266)	—
Current portion of long-term debt	—	—	3,500	—	—	3,483	—	6,983
Total current liabilities	3	157	3,566	164	1,455	3,490	(266)	8,569

LONG-TERM DEBT	—	—	—	10,332	3,649	—	—	13,981
LOANS PAYABLE – RELATED PARTY	—	—	114	—	816	—	(930)	—
DEFERRED INCOME TAXES	1,468	—	—	—	238	—	—	1,706
OTHER LONG-TERM LIABILITIES	—	17	—	—	60	—	—	77

Shareholders’/Members' equity	77	1,473	(79)	511	10,306	27	(12,238)	77
Noncontrolling interest	—	—	—	—	446	—	(446)	—
Total shareholders’/members' equity	77	1,473	(79)	511	10,752	27	(12,684)	77

Total liabilities and shareholders’/members' equity	$1,548	$1,647	$3,601	$11,007	$16,970	$3,517	$(13,880)	$24,410

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2014

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3	$—	$—	$—	$—	$—	$—	$3
Accounts receivable, net	4	6	—	—	275	—	—	285
Receivables from related party	55	221	—	11	—	—	(287)	—
Prepaid expenses and other current assets	23	10	—	—	50	—	—	83
Total current assets	85	237	—	11	325	—	(287)	371

RESTRICTED CASH AND CASH EQUIVALENTS	—	—	3,597	—	—	3,514	—	7,111

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	29	—	—	8,344	—	—	8,373
Franchises	—	—	—	—	6,006	—	—	6,006
Customer relationships, net	—	—	—	—	1,105	—	—	1,105
Goodwill	—	—	—	—	1,168	—	—	1,168
Total investment in cable properties, net	—	29	—	—	16,623	—	—	16,652

PREFERRED INTEREST IN CC VIII	—	436	—	—	—	—	(436)	—
INVESTMENT IN SUBSIDIARIES	1,509	482	—	10,331	27	—	(12,349)	—
LOANS RECEIVABLE – RELATED PARTY	—	326	—	584	—	—	(910)	—
OTHER NONCURRENT ASSETS	—	166	3	104	139	4	—	416

Total assets	$1,594	$1,676	$3,600	$11,030	$17,114	$3,518	$(13,982)	$24,550

LIABILITIES AND SHAREHOLDERS’/MEMBERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11	$152	$18	$187	$1,259	$8	$—	$1,635
Payables to related party	—	—	—	—	287	—	(287)	—
Total current liabilities	11	152	18	187	1,546	8	(287)	1,635

LONG-TERM DEBT	—	—	3,500	10,331	3,709	3,483	—	21,023
LOANS PAYABLE – RELATED PARTY	—	—	112	—	798	—	(910)	—
DEFERRED INCOME TAXES	1,437	—	—	—	237	—	—	1,674
OTHER LONG-TERM LIABILITIES	—	15	—	—	57	—	—	72

Shareholders’/Members' equity	146	1,509	(30)	512	10,331	27	(12,349)	146
Noncontrolling interest	—	—	—	—	436	—	(436)	—
Total shareholders’/members' equity	146	1,509	(30)	512	10,767	27	(12,785)	146

Total liabilities and shareholders’/members' equity	$1,594	$1,676	$3,600	$11,030	$17,114	$3,518	$(13,982)	$24,550

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the three months ended March 31, 2015

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

REVENUES	$6	$71	$—	$—	$2,362	$—	$(77)	$2,362

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	6	71	—	—	1,581	—	(77)	1,581
Depreciation and amortization	—	—	—	—	514	—	—	514
Other operating expenses, net	—	—	—	—	18	—	—	18

	6	71	—	—	2,113	—	(77)	2,113

Income from operations	—	—	—	—	249	—	—	249

OTHER INCOME (EXPENSES):
Interest expense, net	—	2	(49)	(166)	(40)	(36)	—	(289)
Loss on derivative instruments, net	—	—	—	—	(6)	—	—	(6)
Equity in income (loss) of subsidiaries	(47)	(59)	—	156	(36)	—	(14)	—

	(47)	(57)	(49)	(10)	(82)	(36)	(14)	(295)

Income (loss) before income taxes	(47)	(57)	(49)	(10)	167	(36)	(14)	(46)

INCOME TAX EXPENSE	(34)	—	—	—	(1)	—	—	(35)

Consolidated net income (loss)	(81)	(57)	(49)	(10)	166	(36)	(14)	(81)

Less: Noncontrolling interest	—	10	—	—	(10)	—	—	—

Net income (loss)	$(81)	$(47)	$(49)	$(10)	$156	$(36)	$(14)	$(81)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the three months ended March 31, 2014

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

REVENUES	$5	$60	$—	$—	$2,202	$—	$(65)	$2,202

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	5	60	—	—	1,447	—	(65)	1,447
Depreciation and amortization	—	—	—	—	505	—	—	505
Other operating expenses, net	—	—	—	—	10	—	—	10

	5	60	—	—	1,962	—	(65)	1,962

Income from operations	—	—	—	—	240	—	—	240

OTHER INCOME (EXPENSES):
Interest expense, net	—	2	—	(171)	(42)	—	—	(211)
Loss on derivative instruments, net	—	—	—	—	(2)	—	—	(2)
Equity in income of subsidiaries	24	11	—	182	—	—	(217)	—

	24	13	—	11	(44)	—	(217)	(213)

Income before income taxes	24	13	—	11	196	—	(217)	27

INCOME TAX EXPENSE	(61)	—	—	—	(3)	—	—	(64)

Consolidated net income (loss)	(37)	13	—	11	193	—	(217)	(37)

Less: Noncontrolling interest	—	11	—	—	(11)	—	—	—

Net income (loss)	$(37)	$24	$—	$11	$182	$—	$(217)	$(37)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2015

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(81)	$(57)	$(49)	$(10)	$166	$(36)	$(14)	$(81)
Net impact of interest rate derivative instruments, net of tax	3	3	—	3	3	—	(9)	3

Comprehensive income (loss)	$(78)	$(54)	$(49)	$(7)	$169	$(36)	$(23)	$(78)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2014

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(37)	$13	$—	$11	$193	$—	$(217)	$(37)
Net impact of interest rate derivative instruments, net of tax	6	6	—	6	6	—	(18)	6

Comprehensive income (loss)	$(31)	$19	$—	$17	$199	$—	$(235)	$(31)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2015

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(81)	$(57)	$(49)	$(10)	$166	$(36)	$(14)	$(81)
Adjustments to reconcile consolidated net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	514	—	—	514
Noncash interest expense	—	—	—	4	4	—	—	8
Loss on derivative instruments, net	—	—	—	—	6	—	—	6
Deferred income taxes	34	—	—	—	—	—	—	34
Equity in (income) loss of subsidiaries	47	59	—	(156)	36	—	14	—
Other, net	—	1	—	—	21	—	—	22
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(6)	(1)	—	—	28	—	—	21
Prepaid expenses and other assets	—	—	—	—	(26)	—	—	(26)
Accounts payable, accrued liabilities and other	(8)	5	48	(23)	8	—	—	30
Receivables from and payables to related party	14	(8)	—	(3)	(3)	—	—	—

Net cash flows from operating activities	—	(1)	(1)	(188)	754	(36)	—	528

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(351)	—	—	(351)
Change in accrued expenses related to capital expenditures	—	—	—	—	(76)	—	—	(76)
Contributions to subsidiaries	(2)	—	—	—	(36)	—	38	—
Distributions from subsidiaries	12	72	—	202	—	—	(286)	—
Restricted cash in escrow	—	—	(1)	—		—	—	(1)
Other, net	—	—	—	—	(13)	—	—	(13)

Net cash flows from investing activities	10	72	(1)	202	(476)	—	(248)	(441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	—	332	—	—	332
Repayments of long-term debt	—	—	—	—	(392)	—	—	(392)
Borrowings (repayments) loans payable - related parties	—	—	2	(2)	—	—	—	—
Purchase of treasury stock	(16)	—	—	—	—	—	—	(16)
Proceeds from exercise of options and warrants	6	—	—	—	—	—	—	6
Contributions from parent	—	2	—	—	—	36	(38)	—
Distributions to parent	—	(72)	—	(12)	(202)	—	286	—

Net cash flows from financing activities	(10)	(70)	2	(14)	(262)	36	248	(70)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	1	—	—	16	—	—	17
CASH AND CASH EQUIVALENTS, beginning of period	3	—	—	—	—	—	—	3

CASH AND CASH EQUIVALENTS, end of period	$3	$1	$—	$—	$16	$—	$—	$20

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2014

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(37)	$13	$—	$11	$193	$—	$(217)	$(37)
Adjustments to reconcile consolidated net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	505	—	—	505
Noncash interest expense	—	—	—	7	3	—	—	10
Loss on derivative instruments, net	—	—	—	—	2	—	—	2
Deferred income taxes	61	—	—	—	1	—	—	62
Equity in income of subsidiaries	(24)	(11)	—	(182)	—	—	217	—
Other, net	—	(1)	—	—	16	—	—	15
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	1	—	—	17	—	—	18
Prepaid expenses and other assets	—	(3)	—	—	(14)	—	—	(17)
Accounts payable, accrued liabilities and other	(6)	18	—	(24)	31	—	—	19
Receivables from and payables to related party	6	(28)	—	(3)	25	—	—	—

Net cash flows from operating activities	—	(11)	—	(191)	779	—	—	577

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(539)	—	—	(539)
Change in accrued expenses related to capital expenditures	—	—	—	—	36	—	—	36
Distributions from subsidiaries	5	25	—	196	—	—	(226)	—
Other, net	—	(1)	—	—	5	—	—	4

Net cash flows from investing activities	5	24	—	196	(498)	—	(226)	(499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	—	293	—	—	293
Repayments of long-term debt	—	—	—	—	(388)	—	—	(388)
Purchase of treasury stock	(11)	—	—	—	—	—	—	(11)
Proceeds from exercise of options and warrants	6	—	—	—	—	—	—	6
Distributions to parent	—	(25)	—	(5)	(196)	—	226	—
Other, net	—	7	—	—	(2)	—	—	5

Net cash flows from financing activities	(5)	(18)	—	(5)	(293)	—	226	(95)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(5)	—	—	(12)	—	—	(17)
CASH AND CASH EQUIVALENTS, beginning of period	—	5	—	—	16	—	—	21

CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—	$—	$4	$—	$—	$4

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

16.     Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.  ASU 2014-09 will be effective, reflecting the one-year proposed deferral, for interim and annual periods beginning after December 15, 2017 (January 1, 2018 for the Company).  Early adoption of the standard is permitted but not before the original effective date. Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and the selected method of transition to the new standard.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires the cost of issuing debt to no longer be recorded as a separate asset but rather to be presented on the balance sheet as a direct reduction to the carrying value of the related debt liability, similar to the presentation of debt discounts.  ASU 2015-03 will be effective for interim and annual periods beginning after December 15, 2015 (January 1, 2016 for the Company) including retrospective conforming presentation of prior periods presented.  Early adoption of the standard is permitted. While the adoption of this standard may impact the presentation on the Company’s balance sheet, it will not affect the Company’s results of operations, financial condition or cash flows.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), which provides guidance in determining whether fees for purchasing cloud computing services (or hosted software solutions) are considered internal-use software or should be considered a service contract.  The cloud computing agreement that includes a software license should be accounted for in the same manner as internal-use software if customer has contractual right to take possession of the software during the hosting period without significant penalty and it is feasible to either run the software on customer’s hardware or contract with another vendor to host the software. Arrangements that don’t meet the requirements for internal-use software should be accounted for as a service contract. ASU 2015-05 will be effective for interim and annual periods beginning after December 15, 2015 (January 1, 2016 for the Company).  Early adoption of the standard is permitted.  The Company is currently in the process of evaluating the impact that the adoption of ASU 2015-05 will have on its consolidated financial statements.

17.     Subsequent Events

In April 2015, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.15 billion aggregate principal amount of 5.125% senior unsecured notes due 2023 (the "2023 Notes"), $750 million aggregate principal amount of 5.375% senior unsecured notes due 2025 (the "2025 Notes") and $800 million aggregate principal amount of 5.875% senior notes due 2027 (the "2027 Notes" and collectively, the “Notes”). The net proceeds from the issuance of the 2023 Notes and 2025 Notes were used to finance tender offers and will be used to finance a subsequent call in which $1.0 billion aggregate principal amount of CCO Holdings' outstanding 7.250% senior notes due 2017 and $700 million aggregate principal amount of CCO Holdings' outstanding 8.125% senior notes due 2020 have and will be repurchased, as well as for general corporate purposes. The net proceeds from the issuance of the 2027 Notes will be used to partially call $800 million of the $1.4 billion aggregate principal amount of CCO Holdings' outstanding 7.000% senior notes due 2019.

On April 24, 2015, Comcast and TWC terminated the Merger Agreement and Comcast delivered the Termination Notice to Charter. See Note 2.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (“Charter”) is a holding company whose principal asset is a 100% common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”). Charter owns cable systems through its subsidiaries.

We are a cable operator providing services in the United States with approximately 6.3 million residential and commercial customers at March 31, 2015. We offer our customers traditional cable video programming, Internet services, and voice services, as well as advanced video services such as video on demand, high definition (“HD”) television and digital video recorder (“DVR”) service. We also sell local advertising on cable networks and provide fiber connectivity to cellular towers.

Comcast Transactions
On April 25, 2014, we entered into a binding definitive agreement (the “Comcast Transactions Agreement”) with Comcast Corporation (“Comcast”), which contemplated the following transactions: (1) an asset purchase, (2) an asset exchange and (3) a contribution and spin-off transaction (collectively, the “Comcast Transactions”). Pursuant to the terms of the Comcast Transactions Agreement, Comcast had the right to terminate the Comcast Transactions Agreement upon termination of the merger agreement among Comcast, Time Warner Cable Inc. (“TWC”) and Tango Acquisition Sub, Inc. (the “Merger Agreement”). On April 24, 2015, Comcast and TWC terminated the Merger Agreement, and Comcast delivered a notice of termination of the Comcast Transactions Agreement to Charter (the “Termination Notice”).
Charter Communications Operating, LLC ("Charter Operating") received a commitment from certain financial institutions to provide incremental senior secured term loan facilities totaling up to $8.4 billion and a senior secured incremental revolving facility equal to $500 million under the Charter Operating credit facility. The amount of the commitment for the incremental term loan facilities was reduced by $3.5 billion at the closing of the CCOH Safari, LLC notes offering discussed below. Further, under the commitment, in September 2014, Charter Operating executed a Term G Loan Incremental Activation Notice (the “Notice”) under its existing Amended and Restated Credit Agreement, dated as of April 11, 2012, as further amended, restated, supplemented or otherwise modified from time to time (the “Credit Agreement”). The Notice established a new tranche of Term G Loan commitments (the “Term G Loans”) in an aggregate principal amount of $3.5 billion that was fully drawn on September 12, 2014. Charter intended to use the proceeds of the Term G Loans to fund the closing of the transactions contemplated by the Comcast Transactions Agreement and placed the proceeds into escrow pending such closing pursuant to an Escrow Credit Agreement among CCO Safari, LLC (“CCO Safari”), an indirect subsidiary of Charter, as borrower, Bank of America, N.A., as administrative agent (the "Escrow Agent”), and the lenders party thereto (the “Escrow Credit Agreement”) and an Escrow Agreement, dated as of September 12, 2014 (the “Escrow Agreement”), between CCO Safari and the Escrow Agent. As part of the establishment of the Escrow Credit Agreement and Escrow Agreement, Charter Operating assigned all of its obligations with respect to the Term G Loans and transferred all of the proceeds from the Term G Loans to CCO Safari who then assumed all obligations of Charter Operating under the Term G Loans.

Pursuant to the provisions of the Escrow Agreement, Charter notified the Escrow Agent on April 27, 2015 that as a result of the termination of the Comcast Transactions Agreement, the escrow release conditions could not be satisfied and directed the Escrow Agent to release the escrowed funds and repay the Term G Loans. Under the Escrow Credit Agreement, the repayment price was equal to 99.5% of the principal amount outstanding under the loans, plus accrued and unpaid interest from the last interest payment date for the loans, but not including, the date of repayment. In addition, effective on termination of the Comcast Transactions Agreement, the remaining committed facilities of $1.4 billion of senior secured incremental term loans and our option to activate$500 million of a senior secured incremental revolver were automatically terminated.

In November 2014, CCOH Safari, LLC (“CCOH Safari”), an indirect subsidiary of Charter, issued $1.5 billion aggregate principal amount of 5.50% senior notes due 2022 and $2.0 billion aggregate principal amount of 5.75% senior notes due 2024 (collectively, the "CCOH Safari Notes"). Charter intended to use the proceeds to fund the closing of the transactions contemplated by the Comcast Transactions Agreement and placed the proceeds into escrow pending such closing pursuant to an Escrow Agreement, dated as of November 5, 2014 (the “CCOH Safari Escrow Agreement”), by and among U.S. Bank National Association (the “CCOH Safari Escrow Agent”), The Bank of New York Mellon Trust Company, N. A. (the “CCOH Safari Trustee”), and CCOH Safari.

Under the CCOH Safari Escrow Agreement, upon Charter’s notification to the CCOH Safari Escrow Agent and the CCOH Safari Trustee that the Comcast Transactions Agreement had been terminated, the CCOH Safari Notes were subject to a special redemption. The special redemption price is equal to 100% of the initial issue price of the CCOH Safari Notes, plus accrued and unpaid interest from the issue date of the CCOH Safari Notes, up to, but not including, the date of such special redemption. On April 24, 2015, CCOH Safari notified the CCOH Safari Escrow Agent and the CCOH Safari Trustee that the Comcast Transactions Agreement had been terminated, that the CCOH Safari Notes were subject to a special redemption and directed the CCOH Safari Escrow Agent to disburse the proceeds and redeem the CCOH Safari Notes pursuant to the terms of the CCOH Safari Escrow Agreement.

Bright House Transaction

As previously announced, on March 31, 2015, we entered into a definitive Contribution Agreement (the “Bright House Contribution Agreement”) with Advance/Newhouse Partnership (“A/N”), A/NPC Holdings LLC, CCH I, LLC ("New Charter"), an indirect subsidiary of Charter, and Charter Communications Holdings, LLC (“Charter Holdings”), our wholly owned subsidiary, pursuant to which Charter would become the owner of the membership interests in Bright House Networks, LLC (“Bright House”) and any other assets (other than certain excluded assets) primarily related to Bright House (the “Bright House Transaction”). In connection with the Bright House Contribution Agreement, we also entered into an amended and restated Stockholders Agreement (the “Bright House Stockholders Agreement”) with Liberty Broadband Corporation (“Liberty”) and A/N, which Bright House Stockholders Agreement would replace our existing stockholders agreement with Liberty, as amended October 14, 2014.

The transaction contemplated by the Bright House Contribution Agreement is subject to completion of certain regulatory approvals, the approval of certain matters related to the Bright House Transaction by Charter’s stockholders, and other customary closing conditions. As announced by us on April 24, 2015, the Comcast Transactions Agreement was terminated by Comcast, and the closing of the Comcast Transactions had been a condition to the Bright House Contribution Agreement. As a result, the parties to the Bright House Stockholders’ Agreement are to consider and negotiate for a period of 30 days in good faith, amendments to the terms of the Bright House Transaction agreements that may be desirable to consummate the Bright House Transaction. No party is under any obligation to reach such an agreement and the Bright House Contribution Agreement and the Bright House Stockholders Agreement may be terminated by either party at any time within a 30 day period immediately following the expiration of the 30 day negotiation period.

Overview

Our most significant competitors are direct broadcast satellite providers and certain telephone companies that offer services that provide features and functions similar to our video, Internet, and voice services, including in some cases wireless services, and they also offer these services in bundles similar to ours. Customers have been more willing to consider our competitors' products, partially because of increased marketing highlighting perceived differences between competitive video products, especially when those competitors are often offering significant incentives to switch providers. Some consumers have chosen to receive video over the Internet rather than through pay television services including from us, thereby reducing our video revenues. In the recent past, we have grown revenues by offsetting basic video customer losses with price increases and sales of incremental services such as Internet, video on demand, DVR and HD television. We expect to continue to grow revenues by increasing the number of products in our current customer homes and obtaining new customers with an improved value offering. In addition, we expect to increase revenues by expanding the sales of services to our commercial customers. However, we cannot assure you that we will be able to grow revenues or maintain our margins at recent historical rates.

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

Total revenue growth was 7% for the three months ended March 31, 2015 compared to the corresponding period in 2014, due to growth in our video, Internet and commercial businesses. For the three months ended March 31, 2015 and 2014, Adjusted EBITDA was $800 million and $767 million, respectively.  Adjusted EBITDA is defined as net loss plus net interest expense, income tax expense, depreciation and amortization, stock compensation expense, loss on derivative instruments, net, and other operating expenses, such as merger and acquisition costs, special charges and (gain) loss on sale or retirement of assets. See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Adjusted EBITDA increased 4% for the three months ended March 31, 2015 compared to the corresponding period in 2014 as a result of an increase in residential and commercial revenues offset by increases in programming costs, costs to service customers and other operating costs. For the three months ended March 31, 2015 and 2014, our income from operations was $249 million and $240 million, respectively. In addition to the factors discussed above, income from operations for the three months ended March 31, 2015 was affected by increases in depreciation and amortization, primarily due to current capital expenditures, stock compensation expense and merger and acquisition costs.

In connection with the Comcast and Bright House Transactions, for the three months ended March 31, 2015 we have incurred approximately $21 million in transition costs and $14 million of capital expenditures related to incremental transition costs. We also incurred $13 million of merger and acquisition costs related to advisory, legal and accounting fees which are reflected in other operating expenses, net as well as approximately $86 million of interest expense associated with term loan G and the CCOH Safari Notes.

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

The following table summarizes our customer statistics for video, Internet and voice as of March 31, 2015 and 2014 for both residential and commercial customers (in thousands except per customer data and footnotes).

	Approximate as of
	March 31,
	2015 (a)	2014 (a)
Residential
Video (b)	4,153	4,195
Internet (c)	4,891	4,519
Voice (d)	2,481	2,325
Residential PSUs (e)	11,525	11,039

Residential Customer Relationships (f)	5,927	5,673
Monthly Residential Revenue per Residential Customer (g)	$112.25	$110.29

Commercial
Video (b)(h)	135	160
Internet (c)	317	269
Voice (d)	188	152
Commercial PSUs (e)	640	581

Commercial Customer Relationships (f)(h)	398	379

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of March 31, 2015 and 2014, customers include approximately 27,700 and 11,100 customers, respectively, whose accounts were over 60 days, approximately 900 and 900 customers, respectively, whose accounts were over 90 days, and approximately 700 and 800 customers, respectively, whose accounts were over 120 days. The increase in aging of customer accounts over 60 days is primarily related to a third quarter 2014 change in our collections policy consistent with broader cable industry practices.

(b)
“Video customers” represent those customers who subscribe to our video cable services. Our methodology for reporting residential video customers generally excludes units under bulk arrangements, unless those units have a digital set-top box, thus a direct billing relationship. As we completed our all-digital transition in 2014, bulk units were supplied with digital set-top boxes adding to our bulk digital upgrade customers.

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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Annual Report on Form 10-K.

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended March 31,
	2015		2014

Revenues	$2,362	100%	$2,202	100%

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	1,581	67%	1,447	66%
Depreciation and amortization	514	22%	505	23%
Other operating expenses, net	18	1%	10	—%
	2,113	89%	1,962	89%
Income from operations	249	11%	240	11%

Other Expenses:
Interest expense, net	(289)		(211)
Loss on derivative instruments, net	(6)		(2)
	(295)		(213)

Income (loss) before income taxes	(46)		27

Income tax expense	(35)		(64)

Net loss	$(81)		$(37)

LOSS PER COMMON SHARE, BASIC AND DILUTED:	$(0.73)		$(0.35)

Weighted average common shares outstanding, basic and diluted	111,655,617		106,439,198

Revenues. Total revenue grew $160 million or 7% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Revenue growth primarily reflects increases in the number of residential Internet and triple play customers and in commercial business customers, growth in expanded basic and digital penetration, promotional and annual rate increases, and higher advanced services penetration offset by a decrease in video customers.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended March 31,
	2015		2014		2015 over 2014
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change
Video	$1,129	48%	$1,090	50%	$39	4%
Internet	717	30%	616	28%	101	16%
Voice	134	6%	150	7%	(16)	(10)%
Commercial	269	11%	234	11%	35	15%
Advertising sales	66	3%	68	3%	(2)	(2)%
Other	47	2%	44	2%	3	6%

	$2,362	100%	$2,202	100%	$160	7%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue. Residential video customers decreased by 42,000 from March 31, 2014 to March 31, 2015.

The increase in video revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2015 compared to three months ended March 31, 2014 Increase / (Decrease)

Incremental video services, price adjustments and bundle revenue allocation	$48
Increase in premium, video on demand and pay-per-view	3
Decrease in basic video customers	(12)

$39

Residential Internet customers grew by 372,000 customers from March 31, 2014 to March 31, 2015. The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2015 compared to three months ended March 31, 2014 Increase / (Decrease)

Increase in residential Internet customers	$56
Service level changes and price adjustments	45

$101

Residential voice customers grew by 156,000 customers from March 31, 2014 to March 31, 2015. The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2015 compared to three months ended March 31, 2014 Increase / (Decrease)

Price adjustments and bundle revenue allocation	$(25)
Increase in residential voice customers	9

$(16)

Commercial revenues consist primarily of revenues from services provided to our commercial customers. Commercial PSUs increased 59,000 from March 31, 2014 to March 31, 2015. The increase in commercial revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2015 compared to three months ended March 31, 2014 Increase / (Decrease)

Sales to small-to-medium sized business customers	$27
Carrier site customers	5
Other	3

$35

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues remained relatively constant during the three months ended March 31, 2015 compared to the corresponding period in 2014.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues remained relatively constant during the three months ended March 31, 2015 compared to the corresponding period in 2014.

Operating costs and expenses. The increases in our operating costs and expenses, exclusive of items shown separately in the condensed consolidated statements of operations, are attributable to the following (dollars in millions):

Three months ended March 31, 2015 compared to three months ended March 31, 2014 Increase / (Decrease)

Programming	$60
Costs to service customers	20
Marketing	3
Transition costs	21
Other	30

$134

Programming costs were approximately $666 million and $606 million, representing 42% of total operating costs and expenses for both the three months ended March 31, 2015 and 2014, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, video on demand, and pay-per-view programming. The increase in programming costs is primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents, broader carriage of certain networks as a result of our all-digital initiative and the introduction of new networks to Charter's video offering. We expect programming expenses to continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new sports services. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

Costs to service customers include residential and commercial costs related to field operations, network operations and customer care including internal and third party labor for installations, service and repair, maintenance, billing and collection, occupancy and vehicle costs. The increase in costs to service customers was primarily the result of our larger customer base and higher spending on labor to deliver improved products and service levels.

Transition costs represent costs incurred as a result of the Comcast Transactions.

The increases in other expense are attributable to the following (dollars in millions):

Three months ended March 31, 2015 compared to three months ended March 31, 2014 Increase / (Decrease)

Stock compensation expense	$7
Administrative labor	7
Bad debt expense	6
Commercial sales expense	5
Advertising sales expense	4
Other	1

$30

The increase in administrative labor for the three months ended March 31, 2015 compared to the corresponding period in 2014 relates primarily to increases in the number of employees. The increase in bad debt expense is primarily related to a third quarter change in our collections policy. Commercial sales expense and advertising sales expenses increased for the three months ended March 31, 2015 compared to the corresponding period in 2014 primarily related to growth in these businesses.

Depreciation and amortization. Depreciation and amortization expense increased by $9 million for the three months ended March 31, 2015 compared to the corresponding period in 2014 primarily representing depreciation on more recent capital expenditures, offset by certain assets becoming fully depreciated.

Other operating expenses, net. The changes in other operating expenses, net are attributable to the following (dollars in millions):

Three months ended March 31, 2015 compared to three months ended March 31, 2014 Increase / (Decrease)

Merger and acquisitions costs	$10
Special charges, net	(2)

$8

For more information, see Note 10 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. Net interest expense increased by $78 million for the three months ended March 31, 2015 compared to the corresponding period in 2014 primarily due to approximately $86 million of interest expense associated with term loan G and the CCOH Safari Notes.

Loss on derivative instruments, net. Interest rate derivative instruments are held to manage our interest costs and reduce our exposure to increases in floating interest rates. We recorded losses of $6 million and $2 million during the three months ended March 31, 2015 and 2014, respectively, which represents the amortization of accumulated other comprehensive loss for interest rate derivative instruments no longer designated as hedges for accounting purposes and their change in fair value. For more information, see Note 7 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense. Income tax expense decreased $29 million for the three months ended March 31, 2015 compared to the corresponding period in 2014 primarily due to a reduction in tax amortization for fully amortized intangible assets that are indefinite life for book purposes. Income tax expense was recognized for the three months ended March 31, 2015 and 2014 primarily through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our indirect subsidiaries, in addition to $1 million and $2 million for the three months ended March 31, 2015 and 2014, respectively, of current federal and state income tax expense.  Our tax provision in future periods will vary based on various factors including changes in our deferred tax liabilities attributable to indefinite-lived intangibles, as well as future operating results, however we do not anticipate having a large reduction in income tax expense attributable to these items unless we enter into restructuring transactions or future financing. The ultimate impact on the tax provision of future financing and restructuring activities, if any, will be dependent on the underlying facts and circumstances at the time. For more information, see Note 11 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Net loss. Net loss increased from $37 million for the three months ended March 31, 2014 to $81 million for the three months ended March 31, 2015 primarily as a result of the factors described above.

Loss per common share. During the three months ended March 31, 2015 compared to the corresponding period in 2014, net loss per common share increased by $0.38 primarily as a result of the factors described above.

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

Adjusted EBITDA is defined as net loss plus net interest expense, income tax expense, depreciation and amortization, stock compensation expense, loss on derivative instruments, net, and other operating expenses, such as merger and acquisition costs, special charges and (gain) loss on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. These costs are evaluated through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

Management and Charter's board of directors use adjusted EBITDA and free cash flow to assess Charter's performance and its ability to service its debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United States Securities and Exchange Commission, the "SEC"). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which fees were in the amount of $76 million and $64 million for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended March 31,
	2015	2014

Net loss	$(81)	$(37)
Plus: Interest expense, net	289	211
Income tax expense	35	64
Depreciation and amortization	514	505
Stock compensation expense	19	12
Loss on derivative instruments, net	6	2
Other, net	18	10

Adjusted EBITDA	$800	$767

Net cash flows from operating activities	$528	$577
Less: Purchases of property, plant and equipment	(351)	(539)
Change in accrued expenses related to capital expenditures	(76)	36

Free cash flow	$101	$74

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

In April 2015, CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp. closed on transactions in which they issued $1.15 billion aggregate principal amount of 5.125% senior unsecured notes due 2023 (the "2023 Notes"), $750 million aggregate principal amount of 5.375% senior unsecured notes due 2025 (the "2025 Notes") and $800 million aggregate principal amount of 5.875% senior notes due 2027 (the "2027 Notes" and collectively, the “Notes”). The net proceeds from the issuance of the 2023 Notes and 2025 Notes were used to finance tender offers and will be used to finance a subsequent call in which $1.0 billion aggregate principal amount of CCO Holdings' outstanding 7.250% senior notes due 2017 and $700 million aggregate principal amount of CCO Holdings' outstanding 8.125% senior notes due 2020 have and will be repurchased, as well as for general corporate purposes. The net proceeds from the issuance of the 2027 Notes will be used to partially call $800 million of the $1.4 billion aggregate principal amount of CCO Holdings' outstanding 7.000% senior notes due 2019.

On April 24, 2015, Comcast and TWC terminated the Merger Agreement and Comcast delivered the Termination Notice to Charter. For more information, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations. Comcast Transactions.”

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. Excluding the CCOH Safari Notes and CCO Safari's Term G Loans that were fully repaid in April 2015, the accreted amount of our debt as of March 31, 2015 was $14.0 billion, consisting of $3.6 billion of credit facility debt and $10.3 billion of high-yield notes. Our business requires significant cash to fund principal and interest payments on our debt.  Excluding the CCOH Safari Notes and CCO Safari's Term G Loans, as of March 31, 2015, $48 million of our long-term debt matures in 2015, $93 million in 2016, $1.1 billion in 2017, $887 million in 2018, $1.4 billion in 2019 and $10.5 billion thereafter. As of December 31, 2014, as shown in our annual report on Form 10-K, we had other contractual obligations, including interest on our debt, totaling $9.3 billion.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $101 million and $74 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the amount available under our credit facilities was approximately $875 million. We expect to utilize free cash flow and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of or reduce the principal on our obligations. The timing and terms of any refinancing transactions will be subject to market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and the Charter Operating revolving credit facility as well as access to the capital markets to fund our projected operating cash needs.

We continue to evaluate the deployment of our anticipated future free cash flow including to reduce our leverage, and to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as stock repurchases and dividends. As possible acquisitions, swaps or dispositions arise in our industry, we actively review them against our objectives including, among other considerations, improving the operational efficiency, clustering or technology capabilities of our business and achieving appropriate return targets, and we may participate to the extent we believe these possibilities present attractive opportunities. However, there can be no assurance that we will actually complete any acquisition, disposition or system swap, including the Bright House Transaction, or that any such transactions will be material to our operations or results. We will need to raise an additional $2.0 billion to finance the Bright House Transaction. We can not assure you that we will be able to raise such funds.

Free Cash Flow

Free cash flow was $101 million and $74 million for the three months ended March 31, 2015 and 2014, respectively. The increase in free cash flow for the three months ended March 31, 2015 compared to the corresponding period in 2014 is primarily due to a decrease of $188 million in capital expenditures and an increase of $33 million in Adjusted EBITDA, offset by changes in working capital of $157 million primarily related to accrued capital expenditures, an increase of $30 million in cash paid for interest and an increase of $10 million in merger and acquisition costs.

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of March 31, 2015, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on March 31, 2015 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $20 million and $3 million in cash and cash equivalents as of March 31, 2015 and December 31, 2014, respectively. We held $7.1 billion in restricted cash and cash equivalents as of March 31, 2015 and December 31, 2014.

Operating Activities. Net cash provided by operating activities decreased $49 million from $577 million for the three months ended March 31, 2014 to $528 million for the three months ended March 31, 2015, primarily due to changes in operating assets and liabilities, excluding the change in accrued interest and accrued expenses related to capital expenditures, that provided $45 million less cash, a $30 million increase in cash paid for interest and a $10 million increase in merger and acquisition costs offset by an increase in Adjusted EBITDA of $33 million.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2015 and 2014 was $441 million and $499 million, respectively. The decrease is primarily due to lower capital expenditures and decreased capital accruals.

Financing Activities. Net cash used in financing activities was $70 million and $95 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in cash used was primarily the result of a decrease in the amount by which repayments of long-term debt exceeded borrowings.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $351 million and $539 million for the three months ended March 31, 2015 and 2014, respectively.  The decrease was driven by the completion of our all-digital transition in 2014 offset by higher product development investments and incremental transition capital expenditures incurred in connection with the Comcast Transactions. See the table below for more details.

We currently expect 2015 capital expenditures to be approximately $1.7 billion excluding transition costs related to acquisitions. We anticipate 2015 capital expenditures to be driven by growth in residential and commercial customers along with further spend related to product development. The actual amount of our capital expenditures in 2015 will depend on a number of factors including the growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our liabilities related to capital expenditures decreased by $76 million and increased by $36 million for the three months ended March 31, 2015 and 2014, respectively.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three months ended March 31, 2015 and 2014. The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended March 31,
	2015	2014

Customer premise equipment (a)	$150	$329
Scalable infrastructure (b)	75	87
Line extensions (c)	39	40
Upgrade/rebuild (d)	23	33
Support capital (e)	64	50

Total capital expenditures (f)	$351	$539

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

(f)
Total capital expenditures include $14 million related to the Comcast Transactions for the three months ended March 31, 2015 and $119 million related to our all-digital transition for the three months ended March 31, 2014. Total capital expenditures also include $51 million and $59 million related to commercial services for the three months ended March 31, 2015 and 2014, respectively.

Recently Issued Accounting Standards

See Note 16 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements” for a discussion of recently issued accounting standards.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks, including fluctuations in interest rates. We use interest rate derivative instruments to manage our interest costs and reduce our exposure to increases in floating interest rates. We manage our exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt. Using interest rate derivative instruments, we agree to exchange, at specified intervals through 2017, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts. We do not hold or issue derivative instruments for speculative trading purposes. For more information, see Note 7 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

As of March 31, 2015 and December 31, 2014, the accreted value of our debt was approximately $21.0 billion, including $7.0 billion of debt which proceeds were reclassified as current upon receiving the Termination Notice.  For more information, see Note 2 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.” As of March 31, 2015 and December 31, 2014, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 3.7% and 3.8%, respectively, and the weighted average interest rate on the high-yield notes was approximately 6.2% for both periods resulting in a blended weighted average interest rate of 5.3% and 5.4%, respectively. The interest rate on approximately 71% and 72% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements as of March 31, 2015 and December 31, 2014, respectively. Excluding $7.0 billion of current portion of long-term debt whose proceeds were held in escrow, the interest rate on 82% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of March 31, 2015 and December 31, 2014.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of March 31, 2015 (dollars in millions):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$3,500	$—	$1,000	$—	$1,400	$7,950	$13,850	$14,358
Average Interest Rate	5.64%	—%	7.25%	—%	7.00%	6.15%	6.19%

Variable Rate	$3,548	$93	$102	$887	$27	$2,525	$7,182	$7,198
Average Interest Rate	4.23%	3.09%	3.69%	4.06%	4.15%	4.69%	4.35%

Interest Rate Instruments:
Variable to Fixed Rate	$—	$250	$850	$—	$—	$—	$1,100	$21
Average Pay Rate	—%	3.89%	3.84%	—%	—%	—%	3.86%
Average Receive Rate	—%	3.53%	4.04%	—%	—%	—%	3.93%

As of March 31, 2015, we had $1.1 billion in notional amounts of interest rate derivative instruments outstanding. The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The estimated fair value of the interest rate derivative instruments is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at March 31, 2015 including applicable bank spread.

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

There was no change in our internal control over financial reporting during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings.

Our Annual Report on Form 10-K for the year ended December 31, 2014 includes "Legal Proceedings" under Item 3 of Part I. There have been no material changes from the legal proceedings described in our Form 10-K.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2014 includes “Risk Factors” under Item 1A of Part I. In addition, Exhibit 99.1 to our Current Report on Form 8-K filed April 6, 2015 includes “Risk Factors” related to the Bright House Transaction. Other than as set forth below, and except for risks set forth in our Form 10-K under "Risk Related to the Transactions" that no longer apply as a result of the termination of the Comcast Transactions, there have been no material changes from the risk factors described in our Form 10-K or in Exhibit 99.1.

As a result of the termination of the Comcast Transactions Agreement, either Charter or A/N may terminate the Bright House Transaction if negotiations to continue the Bright House Transaction are not successful.

The Bright House Stockholders Agreement provides that as a result of the termination of the Comcast Transactions Agreement, Charter, Liberty and A/N will negotiate with each other in good faith, but with no obligation to reach an agreement, for a period of at least 30 days from the date of such termination, regarding any amendments to the terms of the Bright House Contribution Agreement and the Bright House Stockholders Agreement that may be desirable to consummate a transaction. The Bright House Contribution Agreement provides that if Charter, Liberty and A/N do not reach an agreement during this 30-day period, either Charter or A/N may terminate the Bright House Contribution Agreement at any time during the 30 days following the expiration of the 30-day negotiation period. There can be no assurance that the parties will reach agreement during these negotiations, that any agreement reached will be as favorable to Charter as the existing agreements, or that Charter or A/N will not terminate the Bright House Contribution Agreement after completion of the negotiations.

Changes to existing statutes, rules, regulations, or interpretations thereof, or adoption of new ones, could have an adverse effect on Charter’s business.

Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules, regulations, or interpretations thereof, or prescribe new ones. Any future legislative, judicial, regulatory or administrative actions may increase Charter’s costs or impose additional restrictions on Charter’s businesses. For example, on February 26, 2015, the FCC adopted an Order that (1) reclassified broadband Internet service as a Title II service, (2) applied certain existing Title II provisions and associated regulations (including requiring that rates and practices be just, reasonable, and nondiscriminatory, allowing complaints in court and before the FCC, imposing privacy and disability obligations, and providing broadband providers with access to poles and conduits), (3) forbore from applying a range of other existing Title II provisions and associated regulations, but to varying degrees indicated that this forbearance may be only temporary, and (4) issued new rules expanding disclosure requirements and prohibiting blocking, throttling, paid prioritization, and unreasonable interference with the ability of end users and edge providers to reach each other. The Order also subjected broadband providers’ Internet traffic exchange rates and practices to FCC oversight for the first time and created a mechanism for third parties to file complaints regarding these matters. The Order has been appealed by multiple parties. The Order will become effective on June 12, 2015 (except for the expanded disclosure requirements, which will not become effective until they receive approval from the Office of Management and Budget), unless the FCC or a court issues a stay. The Order could have a material adverse effect on Charter’s business and results of operations. The FCC is also considering the appropriate regulatory framework for VoIP service, including whether that service should be regulated under Title II. While Charter cannot predict what rules the FCC will adopt as part of these rulemakings, any changes to the regulatory framework for Charter’s Internet or VoIP services could have a negative impact on its business and results of operations.

Item 2.     Unregistered Sales of Equity Proceeds and Use of Proceeds.

(C) Purchases of Equity Securities by the Issuer

The following table presents Charter's purchases of equity securities completed during the first quarter of 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2015	42 (1)	$158.92	N/A	N/A
February 1 - 28, 2015	76,048 (1)	$171.67	N/A	N/A
March 1 - 31, 2015	580 (1)	$190.54	N/A	N/A

(1)	Represents shares of Charter common stock withheld for payment of income tax withholding owed by employees upon vesting of restricted shares and restricted stock units.

Item 5.     Other Information.

On September 12, 2014, Charter Operating, an indirect subsidiary of Charter, executed the Notice under the Credit Agreement. The Notice established the Term G Loans in an aggregate principal amount of $3.5 billion that was fully drawn on September 12, 2014. Charter intended to use the proceeds of the Term G Loans to fund the closing of the transactions contemplated by the Comcast Transactions Agreement and placed the proceeds into escrow pending such closing pursuant to the Escrow Credit Agreement and the Escrow Agreement, between CCO Safari and the Escrow Agent. As part of the establishment of the Escrow Credit Agreement and Escrow Agreement, Charter Operating assigned all of its obligations with respect to the Term G Loans and transferred all of the proceeds from the Term G Loans to CCO Safari who then assumed all obligations of Charter Operating under the Term G Loans.

Pursuant to the provisions of the Escrow Agreement, Charter notified the Escrow Agent on April 27, 2015 that as a result of the termination of the Comcast Transactions Agreement, the escrow release conditions could not be satisfied and directed the Escrow Agent to release the escrowed funds and repay the Term G Loans. Under the Escrow Credit Agreement, the repayment price was equal to 99.5% of the principal amount outstanding under the loans, plus accrued and unpaid interest from the last interest payment date for the loans, but not including, the date of repayment.

The termination of the Term G Loans and the Escrow Credit Agreement are being reported in this Item 5 in lieu of being reported on Form 8-K under Item 1.02. Termination of a Material Definitive Agreement.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President - Finance, Controller and
Date: May 1, 2015		Chief Accounting Officer

S- 1

Exhibit Index

Exhibit	Description

2.1
Contribution Agreement, dated March 31, 2015, by and among Advance/Newhouse Partnership, A/NPC Holdings LLC, Charter Communications, Inc., CCH I, LLC, and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by Charter Communications, Inc. on April 1, 2015 (File No. 001-33664)).

4.1
Amended and Restated Stockholders Agreement, dated March 31, 2015, by and among Charter Communications, Inc., Liberty Broadband Corporation and Advance/Newhouse Partnership (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by Charter Communications, Inc. on April 1, 2015 (File No. 001-33664)).

10.1*	Letter Agreement dated as of March 31, 2015 by and between Charter Communications, Inc. and Thomas M. Rutledge.
10.2*	Letter Agreement dated as of March 31, 2015 by and between Charter Communications, Inc. and John Bickham.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101**
The following financial statements from Charter Communications, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed with the Securities and Exchange Commission on May 1, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

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