Form 10-Q
period 2015-06-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2015-08-04
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or

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

Number of shares of Class A common stock outstanding as of June 30, 2015: 112,022,583

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2015

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2015. The United States Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc. and its subsidiaries.

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

Risks Related to the Time Warner Cable Inc. ("TWC") Transaction and Bright House Networks, LLC ("Bright House") Transaction (collectively, the "Transactions")

•	delays in the completion of the Transactions;

•	failure to receive necessary stockholder approvals;

•	the risk that a condition to completion of the Transactions may not be satisfied;

•	the risk that regulatory or other approvals that may be required for the Transactions is delayed, is not obtained or is obtained subject to conditions that are not anticipated;

•	New Charter’s ability to achieve the synergies and value creation contemplated by the TWC Transaction and/or the Bright House Transaction;

•	New Charter’s ability to promptly, efficiently and effectively integrate acquired operations into its own operations;

•	managing a significantly larger company than before the completion of the Transactions;

•	diversion of management time on issues related to the Transactions;

•	changes in Charter’s, TWC’s or Bright House’s businesses, future cash requirements, capital requirements, results of operations, revenues, financial condition and/or cash flows;

•	disruption in the existing business relationships of Charter, TWC and Bright House as a result of the TWC Transaction and/or the Bright House Transaction;

•	the increase in indebtedness as a result of the Transactions, which will increase interest expense and may decrease Charter’s operating flexibility;

•
changes in transaction costs, the amount of fees paid to financial advisors, potential termination fees and the potential payments to TWC’s and Bright House's executive officers in connection with the Transactions;

•	operating costs and business disruption that may be greater than expected;

•	the ability to retain and hire key personnel and maintain relationships with providers or other business partners pending completion of the Transactions; and

•	the impact of competition.

ii

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30	$3
Accounts receivable, less allowance for doubtful accounts of
$23 and $22, respectively	321	285
Prepaid expenses and other current assets	105	83
Total current assets	456	371

RESTRICTED CASH AND CASH EQUIVALENTS	—	7,111

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $6,192 and $5,484, respectively	8,244	8,373
Franchises	6,006	6,006
Customer relationships, net	978	1,105
Goodwill	1,168	1,168
Total investment in cable properties, net	16,396	16,652

OTHER NONCURRENT ASSETS	467	416

Total assets	$17,319	$24,550

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,636	$1,635
Total current liabilities	1,636	1,635

LONG-TERM DEBT	13,896	21,023
DEFERRED INCOME TAXES	1,745	1,674
OTHER LONG-TERM LIABILITIES	73	72

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.001 par value; 900 million shares authorized;
112,137,735 and 111,999,687 shares issued, respectively	—	—
Class B common stock; $.001 par value; 25 million shares authorized;
no shares issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no shares issued and outstanding	—	—
Additional paid-in capital	1,974	1,930
Accumulated deficit	(1,965)	(1,762)
Treasury stock at cost; 115,152 and no shares, respectively	(23)	—
Accumulated other comprehensive loss	(17)	(22)
Total shareholders’ equity (deficit)	(31)	146

Total liabilities and shareholders’ equity (deficit)	$17,319	$24,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES	$2,430	$2,259	$4,792	$4,461

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	1,601	1,479	3,182	2,926
Depreciation and amortization	528	528	1,042	1,033
Other operating expenses, net	32	16	50	26

	2,161	2,023	4,274	3,985

Income from operations	269	236	518	476

OTHER EXPENSES:
Interest expense, net	(229)	(210)	(518)	(421)
Loss on extinguishment of debt	(128)	—	(128)	—
Gain (loss) on derivative instruments, net	1	(6)	(5)	(8)

	(356)	(216)	(651)	(429)

Income (loss) before income taxes	(87)	20	(133)	47

Income tax expense	(35)	(65)	(70)	(129)

Net loss	$(122)	$(45)	$(203)	$(82)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(1.09)	$(0.42)	$(1.82)	$(0.77)

Weighted average common shares outstanding, basic and diluted	111,783,504	107,975,937	111,719,914	107,211,813

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in millions)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(122)	$(45)	$(203)	$(82)
Net impact of interest rate derivative instruments, net of tax	2	5	5	11

Comprehensive loss	$(120)	$(40)	$(198)	$(71)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(203)	$(82)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,042	1,033
Noncash interest expense	15	20
Loss on extinguishment of debt	128	—
Loss on derivative instruments, net	5	8
Deferred income taxes	66	124
Other, net	44	29
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(37)	(18)
Prepaid expenses and other assets	(20)	(11)
Accounts payable, accrued liabilities and other	19	106
Net cash flows from operating activities	1,059	1,209

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(783)	(1,109)
Change in accrued expenses related to capital expenditures	(17)	44
Change in restricted cash and cash equivalents	7,111	—
Other, net	(69)	(1)
Net cash flows from investing activities	6,242	(1,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	3,313	630
Repayments of long-term debt	(10,545)	(801)
Payments for debt issuance costs	(25)	—
Purchase of treasury stock	(23)	(17)
Proceeds from exercise of options and warrants	6	29
Other, net	—	4
Net cash flows from financing activities	(7,274)	(155)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27	(12)
CASH AND CASH EQUIVALENTS, beginning of period	3	21
CASH AND CASH EQUIVALENTS, end of period	$30	$9

CASH PAID FOR INTEREST	$545	$401

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

2.     Mergers and Acquisitions

TWC Transaction

On May 23, 2015, the Company entered into an Agreement and Plan of Mergers (the “Merger Agreement”) with Time Warner Cable Inc. ("TWC"), CCH I, LLC (“New Charter”), a wholly owned subsidiary of the Company; Nina Corporation I, Inc., Nina Company II, LLC, a wholly owned subsidiary of New Charter; and Nina Company III, LLC, a wholly owned subsidiary of New Charter, pursuant to which the parties will engage in a series of transactions that will result in Charter and TWC becoming wholly owned subsidiaries of New Charter (the “TWC Transaction”), on the terms and subject to the conditions set forth in the Merger Agreement. After giving effect to the TWC Transaction, New Charter will be the new public company parent that will hold the operations of the combined companies. Upon consummation of the TWC Transaction, each outstanding share of TWC common stock (other than TWC stock held by Liberty Broadband Corporation ("Liberty") and  Liberty Interactive Corporation (collectively, the "Liberty Parties")), will be converted into the right to receive $100 in cash and shares of New Charter Class A common stock ("New Charter common stock") equivalent to 0.5409 shares of Charter Class A common stock. Each stockholder of TWC will also have the option to elect to receive for each outstanding share of TWC common stock (other than TWC stock held by the Liberty Parties) $115 in cash and shares of New Charter common stock equivalent to 0.4562 shares of Charter common stock. Upon consummation of the TWC Transaction, each share of TWC common stock held by the Liberty Parties will be converted into New Charter common stock. The total enterprise value of TWC based on the estimated value of purchase price consideration is approximately $79 billion, including cash, equity and TWC debt to be assumed. The value of the consideration will fluctuate based on the number of shares outstanding and the market value of Charter's Class A common stock on the acquisition date, among

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

other factors. In certain circumstances a termination fee may be payable by either Charter or TWC upon termination of the TWC Transaction as more fully described in the Merger Agreement.

Bright House Transaction

As previously announced, on March 31, 2015, the Company entered into a definitive Contribution Agreement (the “Contribution Agreement”), which was amended on May 23, 2015 in connection with the execution of the Merger Agreement, with Advance/Newhouse Partnership (“A/N”), A/NPC Holdings LLC, New Charter and Charter Communications Holdings, LLC (“Charter Holdings”), the Company's wholly owned subsidiary, pursuant to which Charter would become the owner of the membership interests in Bright House Networks, LLC (“Bright House”) and any other assets (other than certain excluded assets and liabilities and non-operating cash) primarily related to Bright House (the “Bright House Transaction”). At closing, Charter Holdings will pay to A/N approximately $2 billion in cash and issue to A/N convertible preferred units of Charter Holdings with a face amount of $2.5 billion which will pay a 6% coupon, and approximately 34.3 million common units of Charter Holdings that are exchangeable into New Charter common stock on a one-for-one basis with a value of approximately $6 billion.

Liberty Transaction and Debt Financing for the TWC Transaction and Bright House Transaction
Assuming that all TWC stockholders (excluding the Liberty Parties) elect the $100 per share cash option, the cash portion of the consideration for the TWC Transaction is expected to be approximately $28 billion and the cash portion of the Bright House Transaction is approximately $2 billion. In connection with the TWC Transaction, Charter and Liberty entered into an investment agreement, pursuant to which Liberty agreed to invest $4.3 billion in New Charter at the closing of the TWC transactions to partially finance the cash portion of the TWC Transaction consideration. In connection with the Bright House Transaction, Liberty agreed to purchase at the closing of the Bright House Transaction $700 million of New Charter Class A common stock (or, if the mergers are not consummated prior to the completion of the Bright House Transaction, Charter Class A common stock).

Charter expects to finance the remaining cash portion of the purchase price of the TWC Transaction and Bright House Transaction with additional indebtedness.  As discussed in Note 17, the Company has issued subsequent to June 30, 2015, $15.5 billion CCO Safari II, LLC ("CCO Safari II") senior secured notes and $3.8 billion CCO Safari III, LLC ("CCO Safari III") senior secured bank loans.  To fund the remaining cash portions of the TWC Transaction and Bright House Transaction, Charter has remaining commitments of approximately $5.2 billion from banks to provide incremental senior secured term loan facilities and senior unsecured notes, as well as an incremental $1.7 billion revolving facility. In addition, the bank commitments provide for a $4.3 billion bridge facility if all TWC stockholders (other than the Liberty Parties) elect the $115 per share cash option, in the event Charter is unable to issue senior unsecured notes in advance of the closing of the TWC Transaction.
Comcast Transactions

On April 25, 2014, the Company entered into a binding definitive agreement (the “Comcast Transactions Agreement”) with Comcast Corporation (“Comcast”), which contemplated the following transactions: (1) an asset purchase, (2) an asset exchange and (3) a contribution and spin-off transaction (collectively, the “Comcast Transactions”). Pursuant to the terms of the Comcast Transactions Agreement, Comcast had the right to terminate the Comcast Transactions Agreement upon termination of the merger agreement among Comcast, TWC and Tango Acquisition Sub, Inc. (the “Comcast Merger Agreement”). On April 24, 2015, Comcast and TWC terminated the Comcast Merger Agreement, and Comcast delivered a notice of termination of the Comcast Transactions Agreement to Charter (the “Termination Notice”).  As a result of the termination, proceeds from the issuance of $3.5 billion aggregate principal amount of CCOH Safari, LLC ("CCOH Safari") notes (the "CCOH Safari Notes") and $3.5 billion aggregate principal amount of CCO Safari, LLC ("CCO Safari") Term G Loans ("Term G Loans"), which were held in escrow and intended to fund the closing of the Comcast Transactions, were utilized to settle the related debt obligation in April 2015.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

3.    Franchises, Goodwill and Other Intangible Assets

As of June 30, 2015 and December 31, 2014, indefinite lived and finite-lived intangible assets are presented in the following table:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Franchises	$6,006	$—	$6,006	$6,006	$—	$6,006
Goodwill	1,168	—	1,168	1,168	—	1,168
Trademarks	159	—	159	159	—	159
Other intangible assets	4	—	4	4	—	4

	$7,337	$—	$7,337	$7,337	$—	$7,337

Finite-lived intangible assets:
Customer relationships	$2,616	$1,638	$978	$2,616	$1,511	$1,105
Other intangible assets	168	71	97	151	60	91
	$2,784	$1,709	$1,075	$2,767	$1,571	$1,196

Amortization expense related to customer relationships and other intangible assets for the three and six months ended June 30, 2015 was $69 million and $138 million, respectively. Amortization expense related to customer relationships and other intangible assets for the three and six months ended June 30, 2014 was $76 million and $152 million, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

Six months ended December 31, 2015	$132
2016	237
2017	203
2018	168
2019	133
Thereafter	202

$1,075

Actual amortization expense in future periods will differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

4.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Accounts payable – trade	$124	$140
Accrued capital expenditures	251	268
Deferred revenue	89	85
Accrued liabilities:
Interest	169	212
Programming costs	449	430
Franchise related fees	60	65
Compensation	203	169
Other	291	266

	$1,636	$1,635

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

5.    Long-Term Debt

Long-term debt consists of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCOH Safari, LLC
5.500% senior notes due December 1, 2022	$—	$—	$1,500	$1,500
5.750% senior notes due December 1, 2024	—	—	2,000	2,000
CCO Holdings, LLC:
7.250% senior notes due October 30, 2017	—	—	1,000	1,000
7.000% senior notes due January 15, 2019	600	598	1,400	1,394
8.125% senior notes due April 30, 2020	—	—	700	700
7.375% senior notes due June 1, 2020	750	750	750	750
5.250% senior notes due March 15, 2021	500	500	500	500
6.500% senior notes due April 30, 2021	1,500	1,500	1,500	1,500
6.625% senior notes due January 31, 2022	750	747	750	747
5.250% senior notes due September 30, 2022	1,250	1,241	1,250	1,240
5.125% senior notes due February 15, 2023	1,000	1,000	1,000	1,000
5.125% senior notes due May 1, 2023	1,150	1,150	—	—
5.750% senior notes due September 1, 2023	500	500	500	500
5.750% senior notes due January 15, 2024	1,000	1,000	1,000	1,000
5.375% senior notes due May 1, 2025	750	750	—	—
5.875% senior notes due May 1, 2027	800	800	—	—
Charter Communications Operating, LLC:
Credit facilities	3,392	3,360	3,742	3,709
CCO Safari, LLC (an Unrestricted Subsidiary)
Credit facility due September 12, 2021	—	—	3,500	3,483
Total debt	$13,942	$13,896	$21,092	$21,023

The accreted values presented above represent the principal amount of the debt less the original issue discount at the time of sale, plus the accretion to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under its credit facilities of approximately $1.1 billion as of June 30, 2015 and as such, debt maturing in the next twelve months is classified as long-term.

In April 2015, CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp. closed on transactions in which they issued $1.15 billion aggregate principal amount of 5.125% senior unsecured notes due 2023 (the "2023 Notes"), $750 million aggregate principal amount of 5.375% senior unsecured notes due 2025 (the "2025 Notes") and $800 million aggregate principal amount of 5.875% senior unsecured notes due 2027 (the "2027 Notes" and collectively, the “Notes”). The net proceeds from the issuance of the 2023 Notes and 2025 Notes were used to finance tender offers and a subsequent call in which $1.0 billion aggregate principal amount of CCO Holdings' outstanding 7.250% senior notes due 2017 and $700 million aggregate principal amount of CCO Holdings' outstanding 8.125% senior notes due 2020 were repurchased, as well as for general corporate purposes. The net proceeds from the issuance of the 2027 Notes were used to call $800 million of the $1.4 billion aggregate principal amount of CCO Holdings' outstanding 7.000% senior notes due 2019. These debt repurchases resulted in a loss on extinguishment of debt of $123 million for the three and six months ended June 30, 2015.

The payment obligations under the Notes are guaranteed on a senior unsecured basis by Charter, which guarantee will be released upon completion of the Bright House Transaction. They are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Capital Corp. The Notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Communications Operating, LLC ("Charter Operating") credit facilities.

CCO Holdings may redeem some or all of the Notes at any time at a premium. The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, if any, on or after varying dates in 2021 through 2024.

In addition, at any time prior to varying dates in 2018 through 2021, CCO Holdings may redeem up to 40% of the aggregate principal amount of the notes at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met. In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding CCO Holdings notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

See Note 2 for information regarding the repayment of the CCOH Safari Notes and CCO Safari's Term G Loans upon termination of the Comcast Transactions which resulted in a loss on extinguishment of debt of approximately $5 million for the three and six months ended June 30, 2015.

See Note 17 for debt issuances subsequent to June 30, 2015 to fund the TWC Transaction and Bright House Transaction.

6.    Common Stock

During the three and six months ended June 30, 2015, the Company withheld 38,482 and 115,152, respectively, shares of its common stock in payment of $7 million and $23 million, respectively, income tax withholding owed by employees upon vesting of restricted shares and restricted stock units. During the three and six months ended June 30, 2014, the Company withheld 37,602 and 115,436, respectively, shares of its common stock in payment of $6 million and $17 million, respectively, income tax withholding owed by employees upon vesting of restricted shares and restricted stock units. In December 2014, Charter's board of directors approved the retirement of the then currently held treasury stock and those shares were retired as of December 31, 2014. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders' equity.

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

The effect of interest rate derivatives on the Company’s condensed consolidated balance sheets is presented in the table below:

	June 30, 2015	December 31, 2014

Accrued interest	$—	$2
Other long-term liabilities	$18	$16
Accumulated other comprehensive loss	$(17)	$(22)

The Company holds interest rate derivative instruments not designated as hedges which are marked to fair value, with the impact recorded as a gain or loss on derivative instruments, net in the Company's condensed consolidated statements of operations. While these interest rate derivative instruments are not designated as cash flow hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk. These interest rate derivative instruments were de-designated in 2013 and the balance that remains in accumulated other comprehensive loss for these interest rate derivative instruments is being amortized over the respective lives of the contracts and recorded as a loss within gain (loss) on derivative instruments, net in the Company's condensed consolidated statements of operations. The estimated net amount

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

of existing losses that are reported in accumulated other comprehensive loss as of June 30, 2015 that is expected to be reclassified into earnings within the next twelve months is approximately $8 million.

The effects of interest rate derivative instruments on the Company’s condensed consolidated statements of operations is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Gain (loss) on derivative instruments, net:
Change in fair value of interest rate derivative instruments not designated as cash flow hedges	$3	$(1)	$—	$3
Loss reclassified from accumulated other comprehensive loss into earnings as a result of cash flow hedge discontinuance	(2)	(5)	(5)	(11)
	$1	$(6)	$(5)	$(8)

As of June 30, 2015 and December 31, 2014, the Company had $1.1 billion and $1.4 billion, respectively, in notional amounts of interest rate derivative instruments outstanding. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2015 and December 31, 2014 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The Company's restricted cash and cash equivalents were primarily invested in money market funds and 90-day or less commercial paper. The money market funds were valued at the closing price reported by the fund sponsor from an actively traded exchange and commercial paper was valued at cost plus the accretion of the discount on a yield to maturity basis, which approximated fair value. As of December 31, 2014, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

The interest rate derivative instruments are valued using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). The weighted average pay rate for the Company’s currently

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

effective interest rate derivative instruments was 1.61% and 1.87% at June 30, 2015 and December 31, 2014, respectively (exclusive of applicable spreads).

The Company's financial instruments that are accounted for at fair value on a recurring basis are presented in the table below.

	June 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Money market funds	$—	$—	$—	$4,112	$—	$—
Commercial paper	$—	$—	$—	$—	$2,999	$—

Liabilities
Interest rate derivatives	$—	$18	$—	$—	$18	$—

A summary of the carrying value and fair value of the Company’s debt at June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
Senior notes	$10,536	$10,608	$13,831	$14,205
Credit facilities	$3,360	$3,351	$7,192	$7,186

The estimated fair value of the Company’s senior notes at June 30, 2015 and December 31, 2014 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company's credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded during the three and six months ended June 30, 2015 and 2014.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

9.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the condensed consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Programming	$671	$607	$1,337	$1,213
Franchise, regulatory and connectivity	109	107	216	214
Costs to service customers	421	421	841	821
Marketing	135	135	271	268
Transition costs	17	—	38	—
Other	248	209	479	410

	$1,601	$1,479	$3,182	$2,926

Programming costs consist primarily of costs paid to programmers for basic, premium, digital, video on demand, and pay-per-view programming. Franchise, regulatory and connectivity costs represent payments to franchise and regulatory authorities and costs directly related to providing Internet and voice services. Costs to service customers include residential and commercial costs related to field operations, network operations and customer care including internal and third party labor for installations, service and repairs, maintenance, billing and collection, occupancy and vehicle costs. Marketing costs represents the costs of marketing to our current and potential commercial and residential customers including labor costs. Transition costs represent expenses incurred in connection with the TWC Transaction, Bright House Transaction and Comcast Transactions. See Note 2 for additional information. Other includes bad debt expense, corporate overhead, commercial and advertising sales expenses, property tax and insurance and stock compensation expense, among others.

10.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Merger and acquisition costs	$19	$14	$32	$17
Special charges, net	10	3	12	7
(Gain) loss on sale of assets, net	$3	$(1)	$6	$2

	$32	$16	$50	$26

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

(Gain) loss on sale of assets, net

(Gain) loss on sale of assets, net, represents the net gain or loss recognized on the sales and disposals of fixed assets and cable systems.

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

For the three and six months ended June 30, 2015, the Company recorded $35 million and $70 million of income tax expense, respectively. For the three and six months ended June 30, 2014, the Company recorded $65 million and $129 million of income tax expense, respectively. Income tax expense is recognized primarily through increases in deferred tax liabilities related to the Company's investment in Charter Holdco, as well as through current federal and state income tax expense and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries.

As of June 30, 2015 and December 31, 2014, the Company had net deferred income tax liabilities of approximately $1.7 billion and $1.6 billion, respectively. Included in net deferred income tax liabilities are net current deferred tax assets of $27 million and $26 million as of June 30, 2015 and December 31, 2014, respectively, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets of the Company. Net deferred tax liabilities included approximately $242 million and $236 million at June 30, 2015 and December 31, 2014, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate federal or state income tax returns.  The remainder of the Company's net deferred tax liability arose from Charter's investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination.  The Company did not have any unrecognized tax benefits as of June 30, 2015 or December 31, 2014.

No tax years for Charter or Charter Holdco, for income tax purposes, are currently under examination by the IRS.  Tax years ending 2011 through 2014 remain subject to examination and assessment. Years prior to 2011 remain open solely for purposes of examination of Charter’s loss and credit carryforwards.

In July 2015, Charter elected to treat two of its wholly owned subsidiaries as disregarded entities for federal income tax purposes.  Those subsidiaries hold two of the three partnership interests in Charter’s major asset holding partnership, Charter Holdco.  As such, this election will result in a deemed liquidation of Charter Holdco solely for federal income tax purposes.  It is expected that the deemed liquidation will result in a step-up in tax basis to Charter Holdco's intangible and tangible assets.  The amount of the tax step-up and its allocation among Charter Holdco's assets will not be known until valuations are completed. The resulting impact to the Charter income tax provision, net of valuation allowance, is expected to be recorded as a discrete tax event during the three months ended September 30, 2015.

12.     Related Party Transactions

On May 1, 2015, the Company acquired a 35% equity interest in ActiveVideo Networks ("AVN") for $55 million in cash representing the initial investment, a capital call and associated transaction fees.  AVN is the developer of CloudTV, a cloud-based software platform enabling service providers, content aggregators, and consumer electronic manufacturers to deploy new services by virtualizing consumer premise equipment functions in the cloud. AVN’s software platform is one of the key technologies enabling the development and deployment of the Company’s cloud-based user interface, Spectrum Guide®.  The Company applies the equity method of accounting to this investment which is recorded in other noncurrent assets in the condensed consolidated balance sheet as of June 30, 2015.  For the three months ended June 30, 2015, the Company recorded equity losses of investee of less than $1 million. The Company has agreements with AVN which pre-date Charter's purchase of its AVN interest pursuant to which the

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Company made payments to AVN for software and application development services totaling approximately $1 million during the three months ended June 30, 2015.

On May 23, 2015, in connection with the execution of the Merger Agreement and the amendment of the Contribution Agreement, Charter entered into the Amended and Restated Stockholders Agreement with Liberty, A/N and New Charter (the “Stockholders Agreement”). The Stockholders Agreement will replace Charter’s existing stockholders agreement with Liberty Broadband, dated September 29, 2014, and supersede the amended and restated stockholders agreement among Charter, New Charter, Liberty Broadband and A/N, dated March 31, 2015. Charter’s existing stockholders agreement with Liberty Broadband (as amended by an investment agreement between Liberty Broadband, Charter and New Charter, dated as of May 23, 2015) will remain in effect until the closing of the TWC Transaction or the Bright House Transaction, whichever occurs earlier, and, in the event the Stockholders Agreement is terminated, will revive and continue in full force and effect. See Note 2 for additional information. Certain provisions of the Stockholders Agreement became effective upon its execution.

Under the terms of the Stockholders Agreement, the number of New Charter directors will be fixed at 13, and will include New Charter’s chief executive officer. Upon the closing of the Bright House Transaction, two designees selected by A/N and three designees selected by Liberty will become members of the board of directors of New Charter. The remaining eight directors (other than the chief executive officer, who is expected to become chairman of the board) will be independent directors selected by the nominating committee of the New Charter board by the approval of both a majority of the nominating committee and a majority of the directors that were not appointed by either A/N or Liberty. Thereafter, Liberty will be entitled to designate three nominees to be elected as directors and A/N will be entitled to designate two nominees to be elected as directors, in each case provided that each maintains certain specified voting or equity ownership thresholds, provided that each nominee must meet any applicable requirements or qualifications. Each of A/N and Liberty will be entitled to nominate at least one director to each of the committees of the Charter board of directors, subject to applicable stock exchange listing rules and certain specified voting or equity ownership thresholds for each of A/N and Liberty, and provided that the nominating and compensation committees will have at least a majority of directors independent from A/N, Liberty and New Charter (referred to as the “unaffiliated directors”). The nominating committee will be comprised of three unaffiliated directors, and one designee of each of A/N and Liberty. A/N and Liberty also will have certain other committee designation and other governance rights. Mr. Thomas Rutledge, the Company's Chief Executive Officer ("CEO"), will be offered the positions of CEO and chairman of New Charter.

The Company is aware that Dr. John Malone, one of Charter's directors, may be deemed to have a 36.8% voting interest in Liberty Interactive Corp. (“Liberty Interactive”) and is Chairman of the board of directors, an executive officer position, of Liberty Interactive. Liberty Interactive owns 38.0% of the common stock of HSN, Inc. (“HSN”) and has the right to elect 20% of the board members of HSN. Liberty Interactive wholly owns QVC, Inc (“QVC”). The Company has programming relationships with HSN and QVC. For the three and six months ended June 30, 2015, the Company recorded payments in aggregate of approximately $5 million and $8 million, respectively, and for the three and six months ended June 30, 2014, the Company recorded payments in aggregate of approximately $3 million and $6 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company's footprint.

Dr. Malone also serves on the board of directors of Discovery Communications, Inc., (“Discovery”) and the Company is aware that Dr. Malone owns 4.7% in the aggregate of the common stock of Discovery and has a 28.7% voting interest in Discovery for the election of directors. In addition, Dr. Malone owns approximately 10.8% in the aggregate of the common stock of Starz and has 47.2% of the voting power. Mr. Gregory Maffei, a member of Charter's board of directors, is a non-executive Chairman of the board of Starz. The Company purchases programming from both Discovery and Starz pursuant to agreements entered into prior to Dr. Malone and Mr. Maffei joining Charter's board of directors. Based on publicly available information, the Company does not believe that either Discovery or Starz would currently be considered related parties. The amounts paid in aggregate to Discovery and Starz represent less than 3% of total operating costs and expenses for the three and six months ended June 30, 2015 and 2014.

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

The Company granted the following equity awards for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Stock options	26,600	42,600	1,265,500	1,217,400
Restricted stock	6,900	9,100	6,900	9,100
Restricted stock units	7,200	6,700	152,700	150,400

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

As of June 30, 2015, total unrecognized compensation remaining to be recognized in future periods totaled $114 million for stock options, $6 million for restricted stock and $40 million for restricted stock units and the weighted average period over which they are expected to be recognized is 2 years for stock options, 1 year for restricted stock and 2 years for restricted stock units.

The Company recorded $19 million and $38 million of stock compensation expense for the three and six months ended June 30, 2015, respectively, and $15 million and $27 million of stock compensation expense for the three and six months ended June 30, 2014, respectively, which is included in operating costs and expenses.

15.     Consolidating Schedules

The CCO Holdings notes are obligations of CCO Holdings. However, the CCO Holdings notes are also jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Charter.  The Charter Operating and Restricted Subsidiaries column is presented as a requirement pursuant to the terms of Charter Operating’s Amended and Restated Credit Agreement dated April 11, 2012 (the “Credit Agreement”). The CCOH Safari Notes were obligations of CCOH Safari. The Unrestricted Subsidiary - CCO Safari column is a Non-Recourse Subsidiary under the Charter Operating credit agreement that held the Term G Loans. The CCOH Safari Notes and the Term G Loans were repaid in April 2015 upon receiving the Termination Notice. See Note 2 for additional information.

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

Condensed consolidating financial statements as of June 30, 2015 and December 31, 2014 and for the six months ended June 30, 2015 and 2014 follow.

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of June 30, 2015

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1	$—	$—	$—	$29	$—	$—	$30
Accounts receivable, net	10	24	—	—	287	—	—	321
Receivables from related party	43	217		8	—	—	(268)	—
Prepaid expenses and other current assets	26	8	—	—	71	—	—	105
Total current assets	80	249	—	8	387	—	(268)	456

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	28	—	—	8,216	—	—	8,244
Franchises	—	—	—	—	6,006	—	—	6,006
Customer relationships, net	—	—	—	—	978	—	—	978
Goodwill	—	—	—	—	1,168	—	—	1,168
Total investment in cable properties, net	—	28	—	—	16,368	—	—	16,396

PREFERRED INTEREST IN CC VIII	—	457	—	—	—	—	(457)	—
INVESTMENT IN SUBSIDIARIES	1,397	286	—	10,402	—	—	(12,085)	—
LOANS RECEIVABLE – RELATED PARTY	—	333	—	579	—	—	(912)	—
OTHER NONCURRENT ASSETS	—	224	—	100	143	—	—	467

Total assets	$1,477	$1,577	$—	$11,089	$16,898	$—	$(13,722)	$17,319

LIABILITIES AND SHAREHOLDERS’/MEMBERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6	$164	$—	$170	$1,296	$—	$—	$1,636
Payables to related party	—	—	1	—	267	—	(268)	—
Total current liabilities	6	164	1	170	1,563	—	(268)	1,636

LONG-TERM DEBT	—	—	—	10,536	3,360	—	—	13,896
LOANS PAYABLE – RELATED PARTY	—	—	96	—	816	—	(912)	—
DEFERRED INCOME TAXES	1,502	—	—	—	243	—	—	1,745
OTHER LONG-TERM LIABILITIES	—	16	—	—	57	—	—	73

Shareholders’/Members' equity (deficit)	(31)	1,397	(97)	383	10,402	—	(12,085)	(31)
Noncontrolling interest	—	—	—	—	457	—	(457)	—
Total shareholders’/members' equity (deficit)	(31)	1,397	(97)	383	10,859	—	(12,542)	(31)

Total liabilities and shareholders’/members' equity (deficit)	$1,477	$1,577	$—	$11,089	$16,898	$—	$(13,722)	$17,319

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2014

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3	$—	$—	$—	$—	$—	$—	$3
Accounts receivable, net	4	6	—	—	275	—	—	285
Receivables from related party	55	221	—	11	—	—	(287)	—
Prepaid expenses and other current assets	23	10	—	—	50	—	—	83
Total current assets	85	237	—	11	325	—	(287)	371

RESTRICTED CASH AND CASH EQUIVALENTS	—	—	3,597	—	—	3,514	—	7,111

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	29	—	—	8,344	—	—	8,373
Franchises	—	—	—	—	6,006	—	—	6,006
Customer relationships, net	—	—	—	—	1,105	—	—	1,105
Goodwill	—	—	—	—	1,168	—	—	1,168
Total investment in cable properties, net	—	29	—	—	16,623	—	—	16,652

PREFERRED INTEREST IN CC VIII	—	436	—	—	—	—	(436)	—
INVESTMENT IN SUBSIDIARIES	1,509	482	—	10,331	27	—	(12,349)	—
LOANS RECEIVABLE – RELATED PARTY	—	326	—	584	—	—	(910)	—
OTHER NONCURRENT ASSETS	—	166	3	104	139	4	—	416

Total assets	$1,594	$1,676	$3,600	$11,030	$17,114	$3,518	$(13,982)	$24,550

LIABILITIES AND SHAREHOLDERS’/MEMBERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11	$152	$18	$187	$1,259	$8	$—	$1,635
Payables to related party	—	—	—	—	287	—	(287)	—
Total current liabilities	11	152	18	187	1,546	8	(287)	1,635

LONG-TERM DEBT	—	—	3,500	10,331	3,709	3,483	—	21,023
LOANS PAYABLE – RELATED PARTY	—	—	112	—	798	—	(910)	—
DEFERRED INCOME TAXES	1,437	—	—	—	237	—	—	1,674
OTHER LONG-TERM LIABILITIES	—	15	—	—	57	—	—	72

Shareholders’/Members' equity (deficit)	146	1,509	(30)	512	10,331	27	(12,349)	146
Noncontrolling interest	—	—	—	—	436	—	(436)	—
Total shareholders’/members' equity (deficit)	146	1,509	(30)	512	10,767	27	(12,785)	146

Total liabilities and shareholders’/members' equity (deficit)	$1,594	$1,676	$3,600	$11,030	$17,114	$3,518	$(13,982)	$24,550

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the six months ended June 30, 2015

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

REVENUES	$12	$142	$—	$—	$4,792	$—	$(154)	$4,792

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	12	142	—	—	3,182	—	(154)	3,182
Depreciation and amortization	—	—	—	—	1,042	—	—	1,042
Other operating expenses, net	—	—	—	—	50	—	—	50

	12	142	—	—	4,274	—	(154)	4,274

Income from operations	—	—	—	—	518	—	—	518

OTHER INCOME (EXPENSES):
Interest expense, net	—	3	(65)	(331)	(78)	(47)	—	(518)
Loss on extinguishment of debt	—	—	(2)	(123)	—	(3)	—	(128)
Loss on derivative instruments, net	—	—	—	—	(5)	—	—	(5)
Equity in income (loss) of subsidiaries	(140)	(164)	—	357	(50)	—	(3)	—

	(140)	(161)	(67)	(97)	(133)	(50)	(3)	(651)

Income (loss) before income taxes	(140)	(161)	(67)	(97)	385	(50)	(3)	(133)

INCOME TAX EXPENSE	(63)	—	—	—	(7)	—	—	(70)

Consolidated net income (loss)	(203)	(161)	(67)	(97)	378	(50)	(3)	(203)

Less: Noncontrolling interest	—	21	—	—	(21)	—	—	—

Net income (loss)	$(203)	$(140)	$(67)	$(97)	$357	$(50)	$(3)	$(203)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the six months ended June 30, 2014

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

REVENUES	$11	$113	$—	$—	$4,461	$—	$(124)	$4,461

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	11	113	—	—	2,926	—	(124)	2,926
Depreciation and amortization	—	—	—	—	1,033	—	—	1,033
Other operating expenses, net	—	—	—	—	26	—	—	26

	11	113	—	—	3,985	—	(124)	3,985

Income from operations	—	—	—	—	476	—	—	476

OTHER INCOME (EXPENSES):
Interest expense, net	—	4	—	(343)	(82)	—	—	(421)
Loss on derivative instruments, net	—	—	—	—	(8)	—	—	(8)
Equity in income of subsidiaries	39	13	—	356	—	—	(408)	—

	39	17	—	13	(90)	—	(408)	(429)

Income before income taxes	39	17	—	13	386	—	(408)	47

INCOME TAX EXPENSE	(121)	—	—	—	(8)	—	—	(129)

Consolidated net income (loss)	(82)	17	—	13	378	—	(408)	(82)

Less: Noncontrolling interest	—	22	—	—	(22)	—	—	—

Net income (loss)	$(82)	$39	$—	$13	$356	$—	$(408)	$(82)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the six months ended June 30, 2015

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(203)	$(161)	$(67)	$(97)	$378	$(50)	$(3)	$(203)
Net impact of interest rate derivative instruments, net of tax	5	5	—	5	5	—	(15)	5

Comprehensive income (loss)	$(198)	$(156)	$(67)	$(92)	$383	$(50)	$(18)	$(198)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the six months ended June 30, 2014

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(82)	$17	$—	$13	$378	$—	$(408)	$(82)
Net impact of interest rate derivative instruments, net of tax	11	11	—	11	11	—	(33)	11

Comprehensive income (loss)	$(71)	$28	$—	$24	$389	$—	$(441)	$(71)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2015

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(203)	$(161)	$(67)	$(97)	$378	$(50)	$(3)	$(203)
Adjustments to reconcile consolidated net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	1,042	—	—	1,042
Noncash interest expense	—	—	—	9	6	—	—	15
Loss on extinguishment of debt	—	—	2	123	—	3	—	128
Loss on derivative instruments, net	—	—	—	—	5	—	—	5
Deferred income taxes	63	—	—	—	3	—	—	66
Equity in (income) loss of subsidiaries	140	164	—	(357)	50	—	3	—
Other, net	—	—	—	(1)	45	—	—	44
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(7)	(18)	—	—	(12)	—	—	(37)
Prepaid expenses and other assets	—	—	—	—	(20)	—	—	(20)
Accounts payable, accrued liabilities and other	(5)	14	(18)	(18)	54	(8)	—	19
Receivables from and payables to related party	12	(2)	1	(8)	(3)	—	—	—

Net cash flows from operating activities	—	(3)	(82)	(349)	1,548	(55)	—	1,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(783)	—	—	(783)
Change in accrued expenses related to capital expenditures	—	—	—	—	(17)	—	—	(17)
Contributions to subsidiaries	(5)	—	—	(31)	(24)	—	60	—
Distributions from subsidiaries	19	330	—	360	—	—	(709)	—
Change in restricted cash and cash equivalents	—	—	3,598	—		3,513	—	7,111
Other, net	—	(54)	—	—	(15)	—	—	(69)

Net cash flows from investing activities	14	276	3,598	329	(839)	3,513	(649)	6,242

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	2,700	613	—	—	3,313
Repayments of long-term debt	—	—	(3,500)	(2,599)	(964)	(3,482)	—	(10,545)
Borrowings (repayments) loans payable - related parties	—	—	(16)	16	—	—	—	—
Payments for debt issuance costs	—	(1)	—	(24)	—	—	—	(25)
Purchase of treasury stock	(23)	—	—	—	—	—	—	(23)
Proceeds from exercise of options and warrants	6	—	—	—	—	—	—	6
Contributions from parent	—	5	—	—	31	24	(60)	—
Distributions to parent	—	(276)	—	(73)	(360)	—	709	—
Other, net	1	(1)	—	—	—	—	—	—

Net cash flows from financing activities	(16)	(273)	(3,516)	20	(680)	(3,458)	649	(7,274)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2)	—	—	—	29	—	—	27
CASH AND CASH EQUIVALENTS, beginning of period	3	—	—	—	—	—	—	3

CASH AND CASH EQUIVALENTS, end of period	$1	$—	$—	$—	$29	$—	$—	$30

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2014

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(82)	$17	$—	$13	$378	$—	$(408)	$(82)
Adjustments to reconcile consolidated net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	1,033	—	—	1,033
Noncash interest expense	—	—	—	14	6	—	—	20
Loss on derivative instruments, net	—	—	—	—	8	—	—	8
Deferred income taxes	123	—	—	—	1	—	—	124
Equity in income of subsidiaries	(39)	(13)	—	(356)	—	—	408	—
Other, net	—	(1)	—	—	30	—	—	29
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	1	—	—	(19)	—	—	(18)
Prepaid expenses and other assets	—	(3)	—	—	(8)	—	—	(11)
Accounts payable, accrued liabilities and other	(5)	33	—	—	78	—	—	106
Receivables from and payables to related party	4	(46)	—	(5)	47	—	—	—

Net cash flows from operating activities	1	(12)	—	(334)	1,554	—	—	1,209

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(1,109)	—	—	(1,109)
Change in accrued expenses related to capital expenditures	—	—	—	—	44	—	—	44
Contribution to subsidiary	(18)	(65)	—	(13)	—	—	96	—
Distributions from subsidiaries	5	25	—	340	—	—	(370)	—
Other, net	—	(5)	—	—	4	—	—	(1)

Net cash flows from investing activities	(13)	(45)	—	327	(1,061)	—	(274)	(1,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	—	630	—	—	630
Repayments of long-term debt	—	—	—	—	(801)	—	—	(801)
Purchase of treasury stock	(17)	—	—	—	—	—	—	(17)
Proceeds from exercise of options and warrants	29	—	—	—	—	—	—	29
Contributions from parent	—	70	—	13	13	—	(96)	—
Distributions to parent	—	(25)	—	(5)	(340)	—	370	—
Other, net	—	7	—	(1)	(2)	—	—	4

Net cash flows from financing activities	12	52	—	7	(500)	—	274	(155)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(5)	—	—	(7)	—	—	(12)
CASH AND CASH EQUIVALENTS, beginning of period	—	5	—	—	16	—	—	21

CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—	$—	$9	$—	$—	$9

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

16.     Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.  ASU 2014-09 will be effective, reflecting the one-year deferral, for interim and annual periods beginning after December 15, 2017 (January 1, 2018 for the Company).  Early adoption of the standard is permitted but not before the original effective date. Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and the selected method of transition to the new standard.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires the cost of issuing debt to no longer be recorded as a separate asset but rather to be presented on the balance sheet as a direct reduction to the carrying value of the related debt liability, similar to the presentation of debt discounts.  ASU 2015-03 will be effective for interim and annual periods beginning after December 15, 2015 (January 1, 2016 for the Company) including retrospective conforming presentation of prior periods presented.  Early adoption of the standard is permitted. While the adoption of this standard will impact the presentation on the Company’s balance sheet, it will not affect the Company’s results of operations, financial condition or cash flows.

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

17.     Subsequent Events

In July 2015, CCO Safari II, a wholly owned subsidiary of the Company, closed on transactions in which it issued $15.5 billion in aggregate principal amount of senior secured notes comprised of $2.0 billion aggregate principal amount of 3.579% senior secured notes due 2020, $3.0 billion aggregate principal amount of 4.464% senior secured notes due 2022, $4.5 billion aggregate principal amount of 4.908% senior secured notes due 2025, $2.0 billion aggregate principal amount of 6.384% senior secured notes due 2035, $3.5 billion aggregate principal amount of 6.484% senior secured notes due 2045 and $500 million aggregate principal amount of 6.834% senior notes due 2055 (collectively, the “CCO Safari II Notes”). The net proceeds from the issuance of the CCO Safari II Notes were deposited into an escrow account and will be used to partially finance the TWC Transaction as well as for general corporate purposes. The release of the proceeds to the Company is subject to satisfaction of certain conditions, including the closing of the TWC Transaction. Upon release of the proceeds, CCO Safari II will merge into Charter Operating and the CCO Safari II Notes will become obligations of Charter Operating and Charter Communications Operating Capital Corp.

In July 2015, Charter Operating entered into a new term loan H facility ("Term H Loan") and a new term loan I facility ("Term I Loan") totaling an aggregate principal amount of $3.8 billion pursuant to the terms of the Credit Agreement (collectively, the "New Term Loan Facilities"). The Term H Loan was issued at a principal amount of $1.0 billion and matures in 2021. Pricing on the Term H Loan was set at LIBOR plus 2.50% with a LIBOR floor of 0.75% and issued at a price of 99.75% of the aggregate principal amount. The Term I Loan was issued at a principal amount of $2.8 billion and matures in 2023. Pricing on the Term I Loan was set at LIBOR plus 2.75% with a LIBOR floor of 0.75% and issued at a price of 99.75% of the aggregate principal amount. The New Term Loan Facilities form a portion of the debt financing to be used to fund the cash portion of the TWC Transaction. Charter

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Operating will assign all of its obligations with respect to the New Term Loan Facilities and will transfer all of the proceeds from the New Term Loan Facilities to CCO Safari III, which is considered a Non-Recourse Subsidiary under the Credit Agreement, and CCO Safari III will place the funds in escrow pending the closing of the TWC Transaction, at which time, subject to certain conditions, Charter Operating will re-assume the obligations in respect of the New Term Loan Facilities under the Credit Agreement.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (“Charter”) is a holding company whose principal asset is a 100% common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”). Charter owns cable systems through its subsidiaries.

We are a cable operator providing services in the United States with approximately 6.4 million residential and commercial customers at June 30, 2015. We offer our customers traditional cable video programming, Internet services, and voice services, as well as advanced video services such as video on demand, high definition (“HD”) television and digital video recorder (“DVR”) service. We also sell local advertising on cable networks and provide fiber connectivity to cellular towers.

TWC Transaction

On May 23, 2015, we entered into an Agreement and Plan of Mergers (the “Merger Agreement”) with Time Warner Cable Inc. ("TWC"), CCH I, LLC (“New Charter”), a wholly owned subsidiary of Charter; Nina Corporation I, Inc., Nina Company II, LLC, a wholly owned subsidiary of New Charter; and Nina Company III, LLC, a wholly owned subsidiary of New Charter, pursuant to which the parties will engage in a series of transactions that will result in Charter and TWC becoming wholly owned subsidiaries of New Charter (the “TWC Transaction”), on the terms and subject to the conditions set forth in the Merger Agreement. After giving effect to the TWC Transaction, New Charter will be the new public company parent that will hold the operations of the combined companies. Upon consummation of the TWC Transaction, each outstanding share of TWC common stock (other than TWC stock held by Liberty Broadband Corporation ("Liberty") and Liberty Interactive Corporation (collectively, the "Liberty Parties")), will be converted into the right to receive $100 in cash and shares of New Charter Class A common stock ("New Charter common stock") equivalent to 0.5409 shares of Charter Class A common stock. Each stockholder of TWC will also have the option to elect to receive for each outstanding share of TWC common stock (other than TWC stock held by the Liberty Parties) $115 in cash and shares of New Charter common stock equivalent to 0.4562 shares of Charter common stock. Upon consummation of the TWC Transaction, each share of TWC common stock held by the Liberty Parties will be converted into New Charter common stock. The total enterprise value of TWC based on the estimated value of purchase price consideration is approximately $79 billion, including cash, equity and TWC debt to be assumed. The value of the consideration will fluctuate based on the number of shares outstanding and the market value of Charter's Class A common stock on the acquisition date, among other factors. In certain circumstances a termination fee may be payable by either Charter or TWC upon termination of the TWC Transaction as more fully described in the Merger Agreement.

Bright House Transaction

As previously announced, on March 31, 2015, we entered into a definitive Contribution Agreement (the “Contribution Agreement”), which was amended on May 23, 2015 in connection with the execution of the Merger Agreement, with Advance/Newhouse Partnership (“A/N”), A/NPC Holdings LLC, New Charter and Charter Communications Holdings, LLC (“Charter Holdings”),our wholly owned subsidiary, pursuant to which Charter would become the owner of the membership interests in Bright House Networks, LLC (“Bright House”) and any other assets (other than certain excluded assets and liabilities and non-operating cash) primarily related to Bright House (the “Bright House Transaction”). At closing, Charter Holdings will pay to A/N approximately $2 billion in cash and issue to A/N convertible preferred units of Charter Holdings with a face amount of $2.5 billion which will pay a 6% coupon, and approximately 34.3 million common units of Charter Holdings that are exchangeable into New Charter common stock on a one-for-one basis with a value of approximately $6 billion.

Liberty Transaction and Debt Financing for the TWC Transaction and Bright House Transaction
Assuming that all TWC stockholders (excluding the Liberty Parties) elect the $100 per share cash option, the cash portion of the consideration for the TWC Transaction is expected to be approximately $28 billion and the cash portion of the Bright House Transaction is approximately $2 billion. In connection with the TWC Transaction, Charter and Liberty entered into an investment agreement, pursuant to which Liberty agreed to invest $4.3 billion in New Charter at the closing of the TWC transactions to partially finance the cash portion of the TWC Transaction consideration. In connection with the Bright House Transaction, Liberty agreed to purchase at the closing of the Bright House Transaction $700 million of New Charter Class A common stock (or, if the mergers are not consummated prior to the completion of the Bright House Transaction, Charter Class A common stock).

Charter expects to finance the remaining cash portion of the purchase price of the TWC Transaction and Bright House Transaction with additional indebtedness.  As discussed in "Recent Events," we have issued subsequent to June 30, 2015, $15.5 billion CCO Safari II, LLC ("CCO Safari II") senior secured notes and $3.8 billion CCO Safari III, LLC ("CCO Safari III") senior secured bank loans.  To fund the remaining cash portions of the TWC Transaction and Bright House Transaction, Charter has remaining commitments of approximately $5.2 billion from banks to provide incremental senior secured term loan facilities and senior unsecured notes, as well as an incremental $1.7 billion revolving facility. In addition, the bank commitments provide for a $4.3 billion bridge facility if all TWC stockholders (other than the Liberty Parties) elect the $115 per share cash option, in the event Charter is unable to issue senior unsecured notes in advance of the closing of the TWC Transaction.

Comcast Transactions

On April 25, 2014, we entered into a binding definitive agreement (the “Comcast Transactions Agreement”) with Comcast Corporation (“Comcast”), which contemplated the following transactions: (1) an asset purchase, (2) an asset exchange and (3) a contribution and spin-off transaction (collectively, the “Comcast Transactions”). Pursuant to the terms of the Comcast Transactions Agreement, Comcast had the right to terminate the Comcast Transactions Agreement upon termination of the merger agreement among Comcast, TWC and Tango Acquisition Sub, Inc. (the “Comcast Merger Agreement”). On April 24, 2015, Comcast and TWC terminated the Comcast Merger Agreement, and Comcast delivered a notice of termination of the Comcast Transactions Agreement to Charter (the “Termination Notice”).  As a result of the termination, proceeds from the issuance of $3.5 billion aggregate principal amount of CCOH Safari, LLC ("CCOH Safari") notes (the "CCOH Safari Notes") and $3.5 billion aggregate principal amount of CCO Safari, LLC ("CCO Safari") Term G Loans ("Term G Loans"), which were held in escrow and intended to fund the closing of the Comcast Transactions, were utilized to settle the related debt obligation in April 2015.

Overview

Our most significant competitors are direct broadcast satellite providers and certain telephone companies that offer services that provide features and functions similar to our Internet, video and voice services, including in some cases wireless services, and they also offer these services in bundles similar to ours. Customers have been more willing to consider our competitors' products, partially because of increased marketing highlighting perceived differences between competitive video products, especially when those competitors are often offering significant incentives to switch providers. Some consumers have chosen to receive video over the Internet rather than through pay television services including from us, thereby reducing our video revenues. In the recent past, we have grown revenues by offsetting basic video customer losses with price increases and sales of incremental services such as Internet, video on demand, DVR and HD television. We expect to continue to grow revenues by increasing the number of products in our current customer homes and obtaining new customers with our value offering. In addition, we expect to increase revenues by expanding the sales of services to our commercial customers. However, we cannot assure you that we will be able to grow revenues or maintain our margins at recent historical rates.

Our business plans include goals for increasing customers and revenue. To reach our goals, we actively invest in our network and operations, and improve the quality and value of the products and packages that we offer. We have enhanced our video product by moving to an all-digital platform, offering more HD channels and increasing digital and HD-DVR penetration. We have simplified offers and pricing, and package our products with the objective of bringing more value to new and existing customers than our competitors. As part of our effort to create more value for customers, we focus on driving penetration of our triple play offering, which includes more than 200 HD channels in most of our markets, video on demand, Internet service, and fully-featured voice service. In addition, we have fully insourced our direct sales workforce and are increasingly insourcing our field operations and call center workforces and modifying the way our sales workforce is compensated, which we believe positions us for better customer service and growth. We expect that our enhanced product set combined with improved customer service will lead to lower customer churn and longer customer lifetimes, allowing us to grow our customer base and revenue more quickly and economically.

Total revenue growth was 8% and 7% for the three and six months ended June 30, 2015 compared to the corresponding periods in 2014, respectively, due to growth in our video, Internet and commercial businesses. For the three and six months ended June 30, 2015, Adjusted EBITDA was $848 million and $1.6 billion, respectively, and for the three and six months ended June 30, 2014, Adjusted EBITDA was $795 million and $1.6 billion, respectively.  Adjusted EBITDA is defined as net loss plus net interest expense, income tax expense, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, (gain) loss on derivative instruments, net, and other operating expenses, such as merger and acquisition costs, special charges and (gain) loss on sale or retirement of assets. See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Adjusted EBITDA increased 7% and 6% for the three and six months ended June 30, 2015 compared to the corresponding periods in 2014, respectively, as a result of an increase in residential and commercial revenues offset by increases in programming costs, transition costs and other operating costs. The three and six months ended June 30, 2014 also included $14 million of previously disclosed expense benefits, primarily impacting programming expense, that did not recur in 2015. For the three and six months ended June 30, 2015, our income from operations was $269 million and $518 million, respectively, and for the three and six months ended June 30, 2014, our income from operations was $236 million and $476 million, respectively. In addition to the factors discussed above, income from operations for the three and six months ended June 30, 2015 was affected by increases in other operating expenses such as merger and acquisition costs and special charges, net as well as increases in stock compensation expense.

In connection with the TWC Transaction, Bright House Transaction and Comcast Transaction, for the three and six months ended June 30, 2015 we have incurred approximately $17 million and $38 million in transition costs, respectively, and $28 million and $42 million of capital expenditures related to incremental transition costs, respectively. We also incurred $19 million and $32 million of merger and acquisition costs related to advisory, legal and accounting fees which are reflected in other operating expenses, net for the three and six months ended June 30, 2015, respectively, as well as approximately $26 million and $112 million of interest expense associated with the Term G Loans and CCOH Safari Notes for the three and six months ended June 30, 2015, respectively, which were terminated in April 2015.

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

The following table summarizes our customer statistics for video, Internet and voice as of June 30, 2015 and 2014 for both residential and commercial customers (in thousands except per customer data and footnotes).

	Approximate as of
	June 30,
	2015 (a)	2014 (a)
Residential
Video (b)	4,120	4,166
Internet (c)	4,961	4,568
Voice (d)	2,514	2,360
Residential PSUs (e)	11,595	11,094

Residential Customer Relationships (f)	5,961	5,700
Monthly Residential Revenue per Residential Customer (g)	$113.56	$110.81

Commercial
Video (b)(h)	138	154
Internet (c)	333	282
Voice (d)	200	164
Commercial PSUs (e)	671	600

Commercial Customer Relationships (f)(h)	416	385

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of June 30, 2015 and 2014, customers include approximately 39,400 and 15,400 customers, respectively, whose accounts were over 60 days, approximately 2,000 and 1,300 customers, respectively, whose accounts were over 90 days, and approximately 900 and 700 customers, respectively, whose accounts were over 120 days. The increase in aging of customer accounts over 60 days is primarily related to a third quarter 2014 change in our collections policy consistent with broader cable industry practices.

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

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014

Revenues	$2,430	100%	$2,259	100%	$4,792	100%	$4,461	100%

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	1,601	66%	1,479	65%	3,182	66%	2,926	66%
Depreciation and amortization	528	22%	528	23%	1,042	22%	1,033	23%
Other operating expenses, net	32	1%	16	1%	50	1%	26	1%
	2,161	89%	2,023	90%	4,274	89%	3,985	89%
Income from operations	269	11%	236	10%	518	11%	476	11%

Other Expenses:
Interest expense, net	(229)		(210)		(518)		(421)
Loss on extinguishment of debt	(128)		—		(128)		—
Gain (loss) on derivative instruments, net	1		(6)		(5)		(8)
	(356)		(216)		(651)		(429)

Income (loss) before income taxes	(87)		20		(133)		47

Income tax expense	(35)		(65)		(70)		(129)

Net loss	$(122)		$(45)		$(203)		$(82)

LOSS PER COMMON SHARE, BASIC AND DILUTED:	$(1.09)		$(0.42)		$(1.82)		$(0.77)

Weighted average common shares outstanding, basic and diluted	111,783,504		107,975,937		111,719,914		107,211,813

Revenues. Total revenue grew $171 million or 8% for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Total revenue grew $331 million or 7% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Revenue growth primarily reflects increases in the number of residential Internet and triple play customers and in commercial business customers, growth in expanded basic and digital penetration, promotional and annual rate increases, and higher advanced services penetration offset by a decrease in video customers.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended June 30,
	2015		2014		2015 over 2014
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change
Video	$1,148	47%	$1,110	49%	$38	3%
Internet	743	31%	638	28%	105	17%
Voice	135	6%	145	6%	(10)	(7)%
Commercial	278	11%	244	11%	34	14%
Advertising sales	79	3%	79	3%	—	(1)%
Other	47	2%	43	2%	4	11%

	$2,430	100%	$2,259	100%	$171	8%

	Six Months Ended June 30,
	2015		2014		2015 over 2014
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change
Video	$2,277	48%	$2,200	49%	$77	4%
Internet	1,460	30%	1,254	28%	206	16%
Voice	269	6%	295	7%	(26)	(9)%
Commercial	547	11%	478	11%	69	14%
Advertising sales	145	3%	147	3%	(2)	(1)%
Other	94	2%	87	2%	7	8%

	$4,792	100%	$4,461	100%	$331	7%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue. Residential video customers decreased by 46,000 from June 30, 2014 to June 30, 2015.

The increase in video revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2015 compared to three months ended June 30, 2014 Increase / (Decrease)	Six months ended June 30, 2015 compared to six months ended June 30, 2014 Increase / (Decrease)

Incremental video services, price adjustments and bundle revenue allocation	$43	$91
Increase in premium, video on demand and pay-per-view	7	10
Decrease in basic video customers	(12)	(24)

	$38	$77

Residential Internet customers grew by 393,000 customers from June 30, 2014 to June 30, 2015. The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2015 compared to three months ended June 30, 2014 Increase / (Decrease)	Six months ended June 30, 2015 compared to six months ended June 30, 2014 Increase / (Decrease)

Increase in residential Internet customers	$57	$114
Service level changes and price adjustments	48	92

	$105	$206

Residential voice customers grew by 154,000 customers from June 30, 2014 to June 30, 2015. The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2015 compared to three months ended June 30, 2014 Increase / (Decrease)	Six months ended June 30, 2015 compared to six months ended June 30, 2014 Increase / (Decrease)

Price adjustments and bundle revenue allocation	$(18)	$(43)
Increase in residential voice customers	8	17

	$(10)	$(26)

Commercial revenues consist primarily of revenues from services provided to our commercial customers. Commercial PSUs increased 71,000 from June 30, 2014 to June 30, 2015. The increase in commercial revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2015 compared to three months ended June 30, 2014 Increase / (Decrease)	Six months ended June 30, 2015 compared to six months ended June 30, 2014 Increase / (Decrease)

Sales to small-to-medium sized business customers	$26	$53
Carrier site customers	4	9
Other	4	7

	$34	$69

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues remained relatively constant during the three and six months ended June 30, 2015 compared to the corresponding periods in 2014.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues increased $4 million and $7 million during the three and six months ended June 30, 2015 compared to the corresponding periods in 2014, respectively, as a result of an increase in processing fees.

Operating costs and expenses. The increases in our operating costs and expenses, exclusive of items shown separately in the condensed consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended June 30, 2015 compared to three months ended June 30, 2014 Increase / (Decrease)	Six months ended June 30, 2015 compared to six months ended June 30, 2014 Increase / (Decrease)

Programming	$64	$124
Franchises, regulatory and connectivity	2	2
Costs to service customers	—	20
Marketing	—	3
Transition costs	17	38
Other	39	69

	$122	$256

Programming costs were approximately $671 million and $607 million, representing 42% and 41% of total operating costs and expenses for the three months ended June 30, 2015 and 2014, respectively, and were $1.3 billion and $1.2 billion, representing 42% and 41% of total operating costs and expenses for the six months ended June 30, 2015 and 2014, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, video on demand, and pay-per-view programming. The increase in programming costs is primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents, broader carriage of certain networks as a result of our all-digital initiative and the introduction of new networks to Charter's video offering as well as 2014 expense benefits not recurring in 2015. We expect programming expenses to continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new sports services. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

Costs to service customers include residential and commercial costs related to field operations, network operations and customer care including internal and third party labor for installations, service and repair, maintenance, billing and collection, occupancy and vehicle costs. The increase in costs to service customers for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily the result of our larger customer base and higher spending on labor to deliver improved products and service levels.

Transition costs represent costs incurred as a result of the TWC Transaction, Bright House Transaction and Comcast Transactions. The Comcast Transactions were terminated in April 2015. See Note 2 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements” for more information.

The increases in other expense are attributable to the following (dollars in millions):

	Three months ended June 30, 2015 compared to three months ended June 30, 2014 Increase / (Decrease)	Six months ended June 30, 2015 compared to six months ended June 30, 2014 Increase / (Decrease)

Administrative labor	$11	$18
Stock compensation expense	4	11
Bad debt expense	4	9
Advertising sales expense	4	8
Commercial sales expense	2	7
Property tax and insurance	8	6
Other	6	10

	$39	$69

The increase in administrative labor for the three and six months ended June 30, 2015 compared to the corresponding periods in 2014 relates primarily to increases in the number of employees. The increase in bad debt expense is primarily related to a third quarter change in our collections policy.

Depreciation and amortization. Depreciation and amortization expense remained relatively constant for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and increased by $9 million for the six months ended June 30, 2015 compared to the corresponding period in 2014 primarily representing depreciation on more recent capital expenditures, offset by certain assets becoming fully depreciated.

Other operating expenses, net. The changes in other operating expenses, net are attributable to the following (dollars in millions):

	Three months ended June 30, 2015 compared to three months ended June 30, 2014 Increase / (Decrease)	Six months ended June 30, 2015 compared to six months ended June 30, 2014 Increase / (Decrease)

Merger and acquisitions costs	$5	$15
Special charges, net	7	5
Loss on sale of assets, net	4	4

	$16	$24

For more information, see Note 10 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. Net interest expense increased by $19 million and $97 million for the three and six months ended June 30, 2015 compared to the corresponding periods in 2014 as a result of approximately $26 million and $112 million, respectively, of interest expense associated with the Term G Loans and the CCOH Safari Notes that were fully repaid in April 2015.

Loss on extinguishment of debt. Loss on extinguishment of debt of $128 million for the three and six months ended June 30, 2015 was recorded primarily as a result of the repurchase of a portion of CCO Holdings, LLC ("CCO Holdings") notes. In addition, the CCOH Safari Notes and Term G Loans were repaid with proceeds held in escrow. For more information, see Note 5 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Gain (loss) on derivative instruments, net. Interest rate derivative instruments are held to manage our interest costs and reduce our exposure to increases in floating interest rates. We recorded gains of $1 million and losses of $5 million during the three and six months ended June 30, 2015 and losses of $6 million and $8 million during the three and six months ended June 30, 2014, respectively, which represents the amortization of accumulated other comprehensive loss for interest rate derivative instruments no longer designated as hedges for accounting purposes and their change in fair value. For more information, see Note 7 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense. Income tax expense decreased $30 million and $59 million for the three and six months ended June 30, 2015 compared to the corresponding periods in 2014 primarily due to a reduction in tax amortization for fully amortized intangible assets that are indefinite life for book purposes. Income tax expense was recognized for the three and six months ended June 30, 2015 and 2014 primarily through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our indirect subsidiaries, in addition to $3 million and $4 million for the three and six months ended June 30, 2015, respectively, and $3 million and $5 million for the three and six months ended June 30, 2014, respectively, of current federal and state income tax expense.  Our tax provision in future periods will vary based on various factors including changes in our deferred tax liabilities attributable to indefinite-lived intangibles, as well as future operating results including impacts of restructuring (including the deemed liquidation of Charter Holdco) and future financing transactions. The ultimate impact on the tax provision of future financing and restructuring activities, if any, will be dependent on the underlying facts and circumstances at the time. For more information, see Note 11 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Net loss. Net loss increased from $45 million and $82 million for the three and six months ended June 30, 2014, respectively, to $122 million and $203 million for the three and six months ended June 30, 2015, respectively, primarily as a result of the factors described above.

Loss per common share. During the three and six months ended June 30, 2015 compared to the corresponding periods in 2014, net loss per common share increased by $0.67 and $1.05, respectively, primarily as a result of the factors described above.

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

Adjusted EBITDA is defined as net loss plus net interest expense, income tax expense, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, (gain) loss on derivative instruments, net, and other operating expenses, such as merger and acquisition costs, special charges and (gain) loss on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. These costs are evaluated through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

Management and Charter's board of directors use adjusted EBITDA and free cash flow to assess Charter's performance and its ability to service its debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United States Securities and Exchange Commission, the "SEC"). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which fees were in the amount of $76 million and $58 million for the three months ended June 30, 2015 and 2014, respectively, and $152 million and $122 million for the six months ended June 30, 2015 and 2014, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(122)	$(45)	$(203)	$(82)
Plus: Interest expense, net	229	210	518	421
Income tax expense	35	65	70	129
Depreciation and amortization	528	528	1,042	1,033
Stock compensation expense	19	15	38	27
Loss on extinguishment of debt	128	—	128	—
(Gain) loss on derivative instruments, net	(1)	6	5	8
Other, net	32	16	50	26

Adjusted EBITDA	$848	$795	$1,648	$1,562

Net cash flows from operating activities	$531	$632	$1,059	$1,209
Less: Purchases of property, plant and equipment	(432)	(570)	(783)	(1,109)
Change in accrued expenses related to capital expenditures	59	8	(17)	44

Free cash flow	$158	$70	$259	$144

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

In July 2015, CCO Safari II, LLC ("CCO Safari II"), our wholly owned subsidiary, closed on transactions in which it issued $15.5 billion in aggregate principal amount of senior secured notes comprised of $2.0 billion aggregate principal amount of 3.579% senior secured notes due 2020, $3.0 billion aggregate principal amount of 4.464% senior secured notes due 2022, $4.5 billion aggregate principal amount of 4.908% senior secured notes due 2025, $2.0 billion aggregate principal amount of 6.384% senior secured notes due 2035, $3.5 billion aggregate principal amount of 6.484% senior secured notes due 2045 and $500 million aggregate principal amount of 6.834% senior notes due 2055 (collectively, the “CCO Safari II Notes”). The net proceeds from the issuance of the CCO Safari II Notes were deposited into an escrow account and will be used to partially finance the TWC Transaction as well as for general corporate purposes. The release of the proceeds to us is subject to satisfaction of certain conditions, including the closing of the TWC Transaction. Upon release of the proceeds, CCO Safari II will merge into Charter Operating and the CCO Safari II Notes will become obligations of Charter Operating and Charter Communications Operating Capital Corp.

In July 2015, Charter Operating entered into a new term loan H facility ("Term H Loan") and a new term loan I facility ("Term I Loan") totaling an aggregate principal amount of $3.8 billion pursuant to the terms of the Credit Agreement (collectively, the "New Term Loan Facilities"). The Term H Loan was issued at a principal amount of $1.0 billion and matures in 2021. Pricing on the Term H Loan was set at LIBOR plus 2.50% with a LIBOR floor of 0.75% and issued at a price of 99.75% of the aggregate principal amount. The Term I Loan was issued at a principal amount of $2.8 billion and matures in 2023. Pricing on the Term I Loan was set at LIBOR plus 2.75% with a LIBOR floor of 0.75% and issued at a price of 99.75% of the aggregate principal amount. The New Term Loan Facilities form a portion of the debt financing to be used to fund the cash portion of the TWC Transaction. Charter Operating will assign all of its obligations with respect to the New Term Loan Facilities and will transfer all of the proceeds from the New Term Loan Facilities to CCO Safari III, which is considered a Non-Recourse Subsidiary under the Credit Agreement, and CCO Safari III will place the funds in escrow pending the closing of the TWC Transaction, at which time, subject to certain conditions, Charter Operating will re-assume the obligations in respect of the New Term Loan Facilities under the Credit Agreement.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The accreted amount of our debt as of June 30, 2015 was $13.9 billion, consisting of $3.4 billion of credit facility debt and $10.5 billion of high-yield notes. Our business requires significant cash to fund principal and interest payments on our debt.  As of June 30, 2015, $32 million of our long-term debt matures in 2015, $93 million in 2016, $102 million in 2017, $613 million in 2018, $627 million in 2019 and $12.5 billion thereafter. As of December 31, 2014, as shown in our annual report on Form 10-K, we had other contractual obligations, including interest on our debt, totaling $9.3 billion.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $158 million and $259 million for the three and six months ended June 30, 2015, respectively, and $70 million and $144 million for the three and six months ended June 30, 2014, respectively. As of June 30, 2015, the amount available under our credit facilities was approximately $1.1 billion. We expect to utilize free cash flow and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of or reduce the principal on our obligations. The timing and terms of any refinancing transactions will be subject to market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and the Charter Communications Operating, LLC ("Charter Operating") revolving credit facility as well as access to the capital markets to fund our projected operating cash needs.

We continue to evaluate the deployment of our anticipated future free cash flow including to reduce our leverage, and to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as stock repurchases and dividends. As possible acquisitions, swaps or dispositions arise in our industry, we actively review them against our objectives including, among other considerations, improving the operational efficiency, clustering or technology capabilities of our business and achieving appropriate return targets, and we may participate to the extent we believe these possibilities present attractive opportunities. However, there can be no assurance that we will actually complete any acquisitions, including the TWC Transaction and Bright House Transaction, dispositions or system swaps, or that any such transactions will be material to our operations or results.

Free Cash Flow

Free cash flow increased $88 million from $70 million for the three months ended June 30, 2014 to $158 million for the three months ended June 30, 2015, respectively, and increased $115 million from $144 million for the six months ended June 30, 2014 to $259 million for the six months ended June 30, 2015, respectively. The increases were due to the following.

	Three months ended June 30, 2015 compared to three months ended June 30, 2014	Six months ended June 30, 2015 compared to six months ended June 30, 2014

Decrease in capital expenditures	$138	$326
Increase in Adjusted EBITDA	53	86
Changes in working capital, excluding change in accrued interest	23	(134)
Increase in cash paid for interest	(114)	(144)
Other, net	(12)	(19)

	$88	$115

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of June 30, 2015, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on June 30, 2015 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $30 million and $3 million in cash and cash equivalents as of June 30, 2015 and December 31, 2014, respectively. We also held $7.1 billion in restricted cash and cash equivalents as of December 31, 2014.

Operating Activities. Net cash provided by operating activities decreased $150 million from $1.2 billion for the six months ended June 30, 2014 to $1.1 billion for the six months ended June 30, 2015, primarily due to a $144 million increase in cash paid for interest. The increase in cash paid for interest is primarily due to the Term G Loans and the CCOH Safari Notes that were fully repaid in April 2015 upon termination of the Comcast Transactions.

Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2015 was $6.2 billion and net cash used in investing activities was $1.1 billion for the six months ended June 30, 2014. The increase in cash provided is primarily due to the repayment of $7.1 billion of net proceeds held in escrow related to the CCOH Safari Notes and Term G Loans upon the termination of the Comcast Transactions and a decrease in capital expenditures.

Financing Activities. Net cash used in financing activities was $7.3 billion and $155 million for the six months ended June 30, 2015 and 2014, respectively. The increase in cash used was primarily due to the repayment of $7.1 billion of net proceeds held in escrow related to the CCOH Safari Notes and Term G Loans upon the termination of the Comcast Transactions.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $432 million and $570 million for the three months ended June 30, 2015 and 2014, respectively, and $783 million and $1.1 billion for the six months ended June 30, 2015 and 2014, respectively.  The decrease was driven by the completion of our all-digital transition in 2014 offset by higher product development investments and incremental transition capital expenditures incurred in connection with the TWC Transaction, Bright House Transaction and Comcast Transactions. See the table below for more details.

We currently expect 2015 capital expenditures to be approximately $1.7 billion excluding transition costs related to acquisitions. We anticipate 2015 capital expenditures to be driven by growth in residential and commercial customers along with further spend related to product development. The actual amount of our capital expenditures in 2015 will depend on a number of factors including the pace of transition planning to service a larger customer base upon closing of the TWC Transaction and Bright House Transaction and growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures decreased by $17 million and increased by $44 million for the six months ended June 30, 2015 and 2014, respectively.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and six months ended June 30, 2015 and 2014. The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Customer premise equipment (a)	$135	$297	$285	$626
Scalable infrastructure (b)	118	107	193	194
Line extensions (c)	48	41	87	81
Upgrade/rebuild (d)	33	51	56	84
Support capital (e)	98	74	162	124

Total capital expenditures (f)	$432	$570	$783	$1,109

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

(f)
Total capital expenditures for the three and six months ended June 30, 2015 include $28 million and $42 million related to the TWC Transaction, Bright House Transaction and Comcast Transactions. Total capital expenditures include $134 million and $253 million for the three and six months ended June 30, 2014, respectively, related to our all-digital transition. Total capital expenditures also include $65 million and $116 million for the three and six months ended June 30, 2015, respectively, and $63 million and $122 million for the three and six months ended June 30, 2014, respectively, related to commercial services.

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

As of June 30, 2015 and December 31, 2014, the accreted value of our debt was approximately $13.9 billion and $21.0 billion, respectively. As of December 31, 2014, the accreted value of our debt included $7.0 billion of debt that was fully repaid in April 2015 upon receiving the Termination Notice of the Comcast Transactions.  For more information, see Note 2 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.” As of June 30, 2015 and December 31, 2014, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 3.3% and 3.8%, respectively, and the weighted average interest rate on the high-yield notes was approximately 5.9% and 6.2%, respectively, resulting in a blended weighted average interest rate of 5.2% and 5.4%, respectively. The interest rate on approximately 84% and 72% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements as of June 30, 2015 and December 31, 2014, respectively. Excluding $7.0 billion of debt which was fully repaid in April 2015, the interest rate on 82% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of December 31, 2014.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of June 30, 2015 (dollars in millions):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$—	$—	$—	$—	$600	$9,950	$10,550	$10,608
Average Interest Rate	—%	—%	—%	—%	7.00%	5.81%	5.88%

Variable Rate	$32	$93	$102	$613	$27	$2,525	$3,392	$3,351
Average Interest Rate	2.63%	3.09%	3.86%	4.29%	4.44%	5.25%	4.84%

Interest Rate Instruments:
Variable to Fixed Rate	$—	$250	$850	$—	$—	$—	$1,100	$18
Average Pay Rate	—%	3.89%	3.84%	—%	—%	—%	3.86%
Average Receive Rate	—%	3.59%	4.29%	—%	—%	—%	4.13%

As of June 30, 2015, we had $1.1 billion in notional amounts of interest rate derivative instruments outstanding. The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The estimated fair value of the interest rate derivative instruments is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at June 30, 2015 including applicable bank spread.

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

There was no change in our internal control over financial reporting during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings.

Our Annual Report on Form 10-K for the year ended December 31, 2014 includes "Legal Proceedings" under Item 3 of Part I. Other than as described below, there have been no material changes from the legal proceedings described in our Form 10-K.

As described in our Preliminary Proxy Statement filed June 26, 2015, as amended July 28, 2015, in connection with the formerly proposed Comcast-TWC merger, eight putative class action complaints were filed on behalf of purported TWC stockholders in the New York Supreme Court (the “NY Actions”) and the Court of Chancery of the State of Delaware. These complaints named as defendants TWC, the members of the TWC board of directors, Comcast and Comcast’s merger subsidiary. The complaints generally alleged, among other things, that the members of the TWC board of directors breached their fiduciary duties to TWC stockholders during merger negotiations and by entering into the merger agreement and approving the merger, and that Comcast aided and abetted such breaches of fiduciary duties. The complaints further alleged that the joint proxy statement/prospectus filed by Comcast with the SEC on March 20, 2014 was misleading or omitted certain material information. The complaints sought, among other relief, compensatory damages in an unspecified amount, injunctive relief and costs and fees. The parties entered into a settlement agreement, conditioned on the consummation of the Comcast-TWC merger. Now that the Comcast-TWC merger agreement has been terminated, the settlement is no longer operative, although the plaintiffs have the right to petition the court for the award of attorneys’ fees and TWC has the right to oppose that application.

Following the announcement of the mergers on May 26, 2015, on June 29, 2015, the parties in the NY Actions filed a stipulation agreeing that plaintiffs could file a Second Consolidated Class Action Complaint (the “Second Amended Complaint”), and dismissing with prejudice Comcast and Tango Acquisition Sub, Inc. After the court so ordered the stipulation, the plaintiffs in the NY Actions filed the Second Amended Complaint on July 1, 2015. The Second Amended Complaint names as defendants TWC, the members of the TWC board of directors, Charter and the merger subsidiaries. The Second Amended Complaint generally alleges, among other things, that the members of the TWC board of directors breached their fiduciary duties to TWC stockholders during the Charter merger negotiations and by entering into the merger agreement and approving the mergers, and that Charter and its subsidiaries aided and abetted such breaches of fiduciary duties. The complaint seeks, among other relief, injunctive relief enjoining the stockholder vote on the mergers, unspecified declaratory and equitable relief, compensatory damages in an unspecified amount, and costs and fees.

TWC, the TWC board of directors, Charter and the merger subsidiaries intend to defend vigorously any litigation filed.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2014 includes “Risk Factors” under Item 1A of Part I. Our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 includes “Risk Factors” under Item 1A of Part II. Additionally, our Preliminary Proxy Statement filed June 26, 2015, as amended July 28, 2015, includes “Risk Factors” related to the transactions with TWC, Bright House and Liberty.

Other than risks set forth in our Form 10-K for the year ended December 31, 2014 under "Risk Related to the Transactions" that no longer apply as a result of the termination of the Comcast Transactions, there have been no material changes from the risk factors described in our Form 10-K, Form 10-Q or in our Preliminary Proxy Statement.

Item 2.     Unregistered Sales of Equity Proceeds and Use of Proceeds.

(C) Purchases of Equity Securities by the Issuer

The following table presents Charter's purchases of equity securities completed during the second quarter of 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2015	6,887 (1)	$188.75	N/A	N/A
May 1 - 31, 2015	29,927 (1)	$184.26	N/A	N/A
June 1 - 30, 2015	1,668 (1)	$178.53	N/A	N/A

(1)	Represents shares of Charter common stock withheld for payment of income tax withholding owed by employees upon vesting of restricted shares and restricted stock units.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President - Finance, Controller and
Date: August 4, 2015		Chief Accounting Officer

S- 1

Exhibit Index

Exhibit	Description

2.1
Agreement and Plan of Mergers, dated as of May 23, 2015, among Time Warner Cable Inc., Charter Communications, Inc., CCH I, LLC, Nina Corporation I, Inc., Nina Company II, LLC and Nina Company III, LLC (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by Charter Communications, Inc. on May 29, 2015 (File No. 001-33664)).

2.2
Amendment No. 1 to the Contribution Agreement, dated May 23, 2015, by and among Advance/Newhouse Partnership, A/NPC Holdings LLC, Charter Communications, Inc., CCH I, LLC and Charter Communications Holdings, LLC(incorporated by reference to Exhibit 2.2 to the current report on Form 8-K filed by Charter Communications, Inc. on May 29, 2015 (File No. 001-33664)).

4.1
Second Amended and Restated Stockholders Agreement, dated May 23, 2015, by and among Charter Communications, Inc., CCH I, LLC, Liberty Broadband Corporation and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-4 filed by CCH I, LLC on June 26, 2015 (File No. 333-205240)).

4.2
Third Supplemental Indenture, dated as of April 21, 2015, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by Charter Communications, Inc. on April 22, 2015 (File No. 001-33664)).

4.3
Fourth Supplemental Indenture, dated as of April 21, 2015, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by Charter Communications, Inc. on April 22, 2015 (File No. 001-33664)).

4.4
Fifth Supplemental Indenture, dated as of April 21, 2015, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed by Charter Communications, Inc. on April 22, 2015 (File No. 001-33664)).

10.1
Contribution Agreement, dated May 23, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, Charter Communications, Inc., CCH I, LLC and Nina Corporation I, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on May 29, 2015 (File No. 001-33664))

10.2
Investment Agreement, dated May 23, 2015, by and among Charter Communications, Inc., CCH I, LLC and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on May 29, 2015 (File No. 001-33664)).

10.3
Exchange and Registration Rights Agreement, dated as of April 21, 2015 relating to the 5.125% Senior Notes due 2023, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on April 22, 2015 (File No. 001-33664)).

10.4
Exchange and Registration Rights Agreement relating to the 5.375% Senior Notes due 2025, dated as of April 21, 2015, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on April 22, 2015 (File No. 001-33664)).

10.5
Exchange and Registration Rights Agreement relating to the 5.875% Senior Notes due 2027, dated as of April 21, 2015, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by Charter Communications, Inc. on April 22, 2015 (File No. 001-33664)).

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

E- 1

101**
The following financial statements from Charter Communications, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, filed with the Securities and Exchange Commission on August 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

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

E- 2