Form 10-Q
period 2015-09-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2015-10-29
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or

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

Number of shares of Class A common stock outstanding as of September 30, 2015: 112,246,506

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2015

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2015. The United States Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc. and its subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” under Part II, Item 1A, the factors described under “Risk Factors” under Part I, Item 1A of our most recent Form 10-K filed with the SEC and the factors described under "Risk Factors" in our definitive proxy statement filed with the SEC on August 20, 2015. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” “aim,” “on track,” “target,” “opportunity,” “tentative,” “positioning,” “designed,” “create,” “predict,” “project,” “seek,” “would,” “could,” “continue,” “ongoing,” “upside,” “increases” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report, in our annual report on Form 10-K, and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

•	general business conditions, economic uncertainty or downturn, high unemployment levels and the level of activity in the housing sector;

•	our ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);

•	the development and deployment of new products and technologies including our cloud-based user interface, Spectrum Guide®, and downloadable security for set-top boxes;

•	the effects of governmental regulation on our business or potential business combination transactions;

•	any events that disrupt our networks, information systems or properties and impair our operating activities and negatively impact our reputation;

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$3
Accounts receivable, less allowance for doubtful accounts of
$22 and $22, respectively	292	285
Prepaid expenses and other current assets	114	83
Total current assets	406	371

RESTRICTED CASH AND CASH EQUIVALENTS	19,626	7,111

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $6,592 and $5,484, respectively	8,281	8,373
Franchises	6,006	6,006
Customer relationships, net	916	1,105
Goodwill	1,168	1,168
Total investment in cable properties, net	16,371	16,652

OTHER NONCURRENT ASSETS	470	416

Total assets	$36,873	$24,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,829	$1,635
Total current liabilities	1,829	1,635

LONG-TERM DEBT	33,281	21,023
DEFERRED INCOME TAXES	1,616	1,674
OTHER LONG-TERM LIABILITIES	87	72

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
112,366,294 and 111,999,687 shares issued, respectively	—	—
Class B common stock; $.001 par value; 25 million shares authorized;
no shares issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no shares issued and outstanding	—	—
Additional paid-in capital	2,010	1,930
Accumulated deficit	(1,911)	(1,762)
Treasury stock at cost; 119,788 and no shares, respectively	(24)	—
Accumulated other comprehensive loss	(15)	(22)
Total shareholders’ equity	60	146

Total liabilities and shareholders’ equity	$36,873	$24,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUES	$2,450	$2,287	$7,242	$6,748

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	1,620	1,518	4,802	4,444
Depreciation and amortization	538	535	1,580	1,568
Other operating expenses, net	19	16	69	42

	2,177	2,069	6,451	6,054

Income from operations	273	218	791	694

OTHER EXPENSES:
Interest expense, net	(353)	(217)	(871)	(638)
Loss on extinguishment of debt	—	—	(128)	—
Gain (loss) on derivative instruments, net	(5)	5	(10)	(3)
Other expense, net	(3)	—	(3)	—

	(361)	(212)	(1,012)	(641)

Income (loss) before income taxes	(88)	6	(221)	53

Income tax benefit (expense)	142	(59)	72	(188)

Net income (loss)	$54	$(53)	$(149)	$(135)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.48	$(0.49)	$(1.33)	$(1.26)
Diluted	$0.48	$(0.49)	$(1.33)	$(1.26)

Weighted average common shares outstanding, basic	111,928,113	108,792,605	111,790,076	107,744,534
Weighted average common shares outstanding, diluted	113,339,885	108,792,605	111,790,076	107,744,534

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss)	$54	$(53)	$(149)	$(135)
Net impact of interest rate derivative instruments, net of tax	2	5	7	16

Comprehensive income (loss)	$56	$(48)	$(142)	$(119)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(149)	$(135)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,580	1,568
Noncash interest expense	21	29
Loss on extinguishment of debt	128	—
Loss on derivative instruments, net	10	3
Deferred income taxes	(76)	177
Other, net	66	43
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(7)	(36)
Prepaid expenses and other assets	(19)	(21)
Accounts payable, accrued liabilities and other	194	101
Net cash flows from operating activities	1,748	1,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,292)	(1,678)
Change in accrued expenses related to capital expenditures	11	31
Change in restricted cash and cash equivalents	(12,515)	(3,513)
Other, net	(69)	(5)
Net cash flows from investing activities	(13,865)	(5,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	23,062	4,914
Repayments of long-term debt	(10,911)	(1,514)
Payments for debt issuance costs	(35)	(4)
Purchase of treasury stock	(24)	(18)
Proceeds from exercise of options and warrants	22	43
Other, net	—	4
Net cash flows from financing activities	12,114	3,425

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3)	(11)
CASH AND CASH EQUIVALENTS, beginning of period	3	21
CASH AND CASH EQUIVALENTS, end of period	$—	$10

CASH PAID FOR INTEREST	$742	$624

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

Certain prior period amounts have been reclassified to conform with the 2015 presentation.

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

Charter expects to finance the remaining cash portion of the purchase price of the TWC Transaction and Bright House Transaction with additional indebtedness and cash on the companies’ balance sheets.  As discussed in Note 5, the Company issued $15.5 billion CCO Safari II, LLC ("CCO Safari II") senior secured notes and $3.8 billion CCO Safari III, LLC ("CCO Safari III") senior secured bank loans.  To fund the remaining cash portions of the TWC Transaction and Bright House Transaction, Charter has remaining commitments of approximately $5.2 billion from banks to provide incremental senior secured term loan facilities and senior unsecured notes, as well as an incremental $1.7 billion revolving facility. In addition, the bank commitments provide for a $4.3 billion bridge facility if all TWC stockholders (other than the Liberty Parties) elect the $115 per share cash option, in the event Charter is unable to issue senior unsecured notes in advance of the closing of the TWC Transaction.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

3.    Franchises, Goodwill and Other Intangible Assets

As of September 30, 2015 and December 31, 2014, indefinite lived and finite-lived intangible assets are presented in the following table:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Franchises	$6,006	$—	$6,006	$6,006	$—	$6,006
Goodwill	1,168	—	1,168	1,168	—	1,168
Trademarks	159	—	159	159	—	159
Other intangible assets	4	—	4	4	—	4

	$7,337	$—	$7,337	$7,337	$—	$7,337

Finite-lived intangible assets:
Customer relationships	$2,616	$1,700	$916	$2,616	$1,511	$1,105
Other intangible assets	170	76	94	151	60	91
	$2,786	$1,776	$1,010	$2,767	$1,571	$1,196

Amortization expense related to customer relationships and other intangible assets for the three and nine months ended September 30, 2015 was $67 million and $205 million, respectively. Amortization expense related to customer relationships and other intangible assets for the three and nine months ended September 30, 2014 was $75 million and $227 million, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows:

Three months ended December 31, 2015	$65
2016	237
2017	203
2018	168
2019	133
Thereafter	204

$1,010

Actual amortization expense in future periods will differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

4.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Accounts payable – trade	$121	$140
Accrued capital expenditures	279	268
Deferred revenue	93	85
Accrued liabilities:
Interest	317	212
Programming costs	447	430
Franchise related fees	59	65
Compensation	192	169
Other	321	266

	$1,829	$1,635

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

5.    Long-Term Debt

Long-term debt consists of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCOH Safari, LLC
5.500% senior notes due December 1, 2022	$—	$—	$1,500	$1,500
5.750% senior notes due December 1, 2024	—	—	2,000	2,000
CCO Safari II, LLC
3.579% senior notes due July 23, 2020	2,000	2,000	—	—
4.464% senior notes due July 23, 2022	3,000	3,000	—	—
4.908% senior notes due July 23, 2025	4,500	4,500	—	—
6.384% senior notes due October 23, 2035	2,000	2,000	—	—
6.484% senior notes due October 23, 2045	3,500	3,500	—	—
6.834% senior notes due October 23, 2055	500	500	—	—
CCO Safari III, LLC
Credit facilities	3,800	3,791	—	—
CCO Holdings, LLC:
7.250% senior notes due October 30, 2017	—	—	1,000	1,000
7.000% senior notes due January 15, 2019	600	598	1,400	1,394
8.125% senior notes due April 30, 2020	—	—	700	700
7.375% senior notes due June 1, 2020	750	750	750	750
5.250% senior notes due March 15, 2021	500	500	500	500
6.500% senior notes due April 30, 2021	1,500	1,500	1,500	1,500
6.625% senior notes due January 31, 2022	750	747	750	747
5.250% senior notes due September 30, 2022	1,250	1,241	1,250	1,240
5.125% senior notes due February 15, 2023	1,000	1,000	1,000	1,000
5.125% senior notes due May 1, 2023	1,150	1,150	—	—
5.750% senior notes due September 1, 2023	500	500	500	500
5.750% senior notes due January 15, 2024	1,000	1,000	1,000	1,000
5.375% senior notes due May 1, 2025	750	750	—	—
5.875% senior notes due May 1, 2027	800	800	—	—
Charter Communications Operating, LLC:
Credit facilities	3,484	3,454	3,742	3,709
CCO Safari, LLC (an Unrestricted Subsidiary)
Credit facility due September 12, 2021	—	—	3,500	3,483
Long-Term Debt	$33,334	$33,281	$21,092	$21,023

The accreted values presented above represent the principal amount of the debt less the original issue discount at the time of sale, plus the accretion to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under its credit facilities of approximately $1.0 billion as of September 30, 2015 and as such, debt maturing in the next twelve months is classified as long-term.

In April 2015, CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp. closed on transactions in which they issued $1.15 billion aggregate principal amount of 5.125% senior unsecured notes due 2023 (the "2023 Notes"), $750 million aggregate principal amount of 5.375% senior unsecured notes due 2025 (the "2025 Notes") and $800 million aggregate principal amount of 5.875% senior unsecured notes due 2027 (the "2027 Notes" and collectively, the “Notes”). The net proceeds from the

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

issuance of the 2023 Notes and 2025 Notes were used to finance tender offers and a subsequent call in which $1.0 billion aggregate principal amount of CCO Holdings' outstanding 7.250% senior notes due 2017 and $700 million aggregate principal amount of CCO Holdings' outstanding 8.125% senior notes due 2020 were repurchased, as well as for general corporate purposes. The net proceeds from the issuance of the 2027 Notes were used to call $800 million of the $1.4 billion aggregate principal amount of CCO Holdings' outstanding 7.000% senior notes due 2019. These debt repurchases resulted in a loss on extinguishment of debt of $123 million for the nine months ended September 30, 2015.

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

On April 25, 2014, the Company entered into a binding definitive agreement (the “Comcast Transactions Agreement”) with Comcast Corporation (“Comcast”), which contemplated the following transactions: (1) an asset purchase, (2) an asset exchange and (3) a contribution and spin-off transaction (collectively, the “Comcast Transactions”). Pursuant to the terms of the Comcast Transactions Agreement, Comcast had the right to terminate the Comcast Transactions Agreement upon termination of the merger agreement among Comcast, TWC and Tango Acquisition Sub, Inc. (the “Comcast Merger Agreement”). On April 24, 2015, Comcast and TWC terminated the Comcast Merger Agreement, and Comcast delivered a notice of termination of the Comcast Transactions Agreement to Charter (the “Termination Notice”).  As a result of the termination, proceeds from the issuance of $3.5 billion aggregate principal amount of CCOH Safari, LLC ("CCOH Safari") notes (the "CCOH Safari Notes") and $3.5 billion aggregate principal amount of CCO Safari, LLC ("CCO Safari") Term G Loans ("Term G Loans"), which were held in escrow and intended to fund the closing of the Comcast Transactions, were utilized to settle the related debt obligation in April 2015. These transactions resulted in a loss on extinguishment of debt of approximately $5 million for the nine months ended September 30, 2015.

In July 2015, CCO Safari II, a wholly owned subsidiary of the Company, closed on transactions in which it issued $15.5 billion in aggregate principal amount of senior secured notes comprised of $2.0 billion aggregate principal amount of 3.579% senior secured notes due 2020, $3.0 billion aggregate principal amount of 4.464% senior secured notes due 2022, $4.5 billion aggregate principal amount of 4.908% senior secured notes due 2025, $2.0 billion aggregate principal amount of 6.384% senior secured notes due 2035, $3.5 billion aggregate principal amount of 6.484% senior secured notes due 2045 and $500 million aggregate principal amount of 6.834% senior notes due 2055 (collectively, the “CCO Safari II Notes”). The net proceeds from the issuance of the CCO Safari II Notes were deposited into an escrow account, included in restricted cash and cash equivalents on the condensed consolidated balance sheet as of September 30, 2015, and will be used to partially finance the TWC Transaction as well as for general corporate purposes. The release of the proceeds to the Company is subject to satisfaction of certain conditions, including the closing of the TWC Transaction. Upon release of the proceeds, CCO Safari II will merge into Charter Operating and the CCO Safari II Notes will become obligations of Charter Operating and Charter Communications Operating Capital Corp. Contingent upon closing of the Transactions and release of the proceeds from escrow, Charter will be obligated to pay approximately $143 million of additional debt issuance costs. Should the Merger Agreement be terminated prior to the consummation of the Transactions, or upon expiration of the escrow agreement on May 23, 2016 (or six months following such date in the event of an extension), such amounts placed in escrow must be used to settle any outstanding CCO Safari II Notes at a price of 101% of the aggregate principal amount.

Upon release of the proceeds from escrow, the CCO Safari II Notes will be senior debt obligations of Charter Operating and Charter Communications Operating Capital Corp. and will be guaranteed by CCO Holdings and Charter Operating's subsidiaries. In addition, the CCO Safari II Notes will be secured by a perfected first priority security interest in substantially all of the assets of Charter Operating to the extent such liens can be perfected under the Uniform Commercial Code by the filing of a financing

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

statement and the liens will rank equally with the liens on the collateral securing obligations under the Charter Operating credit facilities. Upon release of the proceeds from escrow, Charter Operating may redeem some or all of the CCO Safari II Notes at any time at a premium.

In August 2015, Charter Operating closed on a new term loan H facility ("Term H Loan") and a new term loan I facility ("Term I Loan") totaling an aggregate principal amount of $3.8 billion pursuant to the terms of the Credit Agreement (collectively, the "CCO Safari III credit facilities"). The Term H Loan was issued at a principal amount of $1.0 billion and matures in 2021. Pricing on the Term H Loan was set at LIBOR plus 2.50% with a LIBOR floor of 0.75% and issued at a price of 99.75% of the aggregate principal amount. The Term I Loan was issued at a principal amount of $2.8 billion and matures in 2023. Pricing on the Term I Loan was set at LIBOR plus 2.75% with a LIBOR floor of 0.75% and issued at a price of 99.75% of the aggregate principal amount. The CCO Safari III credit facilities form a portion of the debt financing to be used to fund the cash portion of the TWC Transaction. Charter Operating assigned all of its obligations with respect to the CCO Safari III credit facilities and transferred all of the proceeds from the CCO Safari III credit facilities to CCO Safari III, and CCO Safari III placed the funds in an escrow account, included in restricted cash and cash equivalents on the condensed consolidated balance sheet as of September 30, 2015, pending the closing of the TWC Transaction, at which time, subject to certain conditions, Charter Operating will re-assume the obligations in respect of the CCO Safari III credit facilities under the Credit Agreement. Contingent upon closing of the Transactions and release of the proceeds from escrow, Charter will be obligated to pay approximately $34 million of additional debt issuance costs. Should the TWC Transaction be terminated, such amounts placed into escrow will be used to settle any outstanding CCO Safari II credit facilities at a price of 99.75% of the aggregate principal amount.

6.    Common Stock

During the three and nine months ended September 30, 2015, the Company withheld 4,636 and 119,788, respectively, shares of its common stock in payment of $1 million and $24 million, respectively, income tax withholding owed by employees upon vesting of restricted shares and restricted stock units. During the three and nine months ended September 30, 2014, the Company withheld 7,206 and 122,642, respectively, shares of its common stock in payment of $1 million and $18 million, respectively, income tax withholding owed by employees upon vesting of restricted shares and restricted stock units. In December 2014, Charter's board of directors approved the retirement of the then currently held treasury stock and those shares were retired as of December 31, 2014. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders' equity.

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

The effect of interest rate derivatives on the Company’s condensed consolidated balance sheets is presented in the table below:

	September 30, 2015	December 31, 2014

Accrued interest	$—	$2
Other long-term liabilities	$21	$16
Accumulated other comprehensive loss	$(15)	$(22)

The Company holds interest rate derivative instruments not designated as hedges which are marked to fair value, with the impact recorded as a gain or loss on derivative instruments, net in the Company's condensed consolidated statements of operations. While these interest rate derivative instruments are not designated as cash flow hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk. These interest rate derivative instruments were de-designated in 2013 and the balance that remains in accumulated other comprehensive loss for these interest rate derivative instruments is being amortized over the respective lives of the contracts and recorded as a loss within gain

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

(loss) on derivative instruments, net in the Company's condensed consolidated statements of operations. The estimated net amount of existing losses that are reported in accumulated other comprehensive loss as of September 30, 2015 that is expected to be reclassified into earnings within the next twelve months is approximately $8 million.

The effects of interest rate derivative instruments on the Company’s condensed consolidated statements of operations is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Gain (loss) on derivative instruments, net:
Change in fair value of interest rate derivative instruments not designated as cash flow hedges	$(3)	$10	$(3)	$13
Loss reclassified from accumulated other comprehensive loss into earnings as a result of cash flow hedge discontinuance	(2)	(5)	(7)	(16)
	$(5)	$5	$(10)	$(3)

As of September 30, 2015 and December 31, 2014, the Company had $1.1 billion and $1.4 billion, respectively, in notional amounts of interest rate derivative instruments outstanding. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of September 30, 2015 and December 31, 2014 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The Company's restricted cash and cash equivalents are primarily invested in money market funds and 90-day or less commercial paper. The money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange and commercial paper is valued at cost plus the accretion of the discount on a yield to maturity basis, which approximates fair value. As of September 30, 2015 and December 31, 2014, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The interest rate derivative instruments are valued using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). The weighted average pay rate for the Company’s currently effective interest rate derivative instruments was 1.61% and 1.87% at September 30, 2015 and December 31, 2014, respectively (exclusive of applicable spreads).

The Company's financial instruments that are accounted for at fair value on a recurring basis are presented in the table below.

	September 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Money market funds	$11,692	$—	$—	$4,112	$—	$—
Commercial paper	$—	$7,934	$—	$—	$2,999	$—

Liabilities
Interest rate derivatives	$—	$21	$—	$—	$18	$—

A summary of the carrying value and fair value of the Company’s debt at September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
Senior notes	$26,036	$25,653	$13,831	$14,205
Credit facilities	$7,245	$7,217	$7,192	$7,186

The estimated fair value of the Company’s senior notes at September 30, 2015 and December 31, 2014 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company's credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded during the three and nine months ended September 30, 2015 and 2014.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

9.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the condensed consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Programming	$667	$621	$2,004	$1,834
Franchise, regulatory and connectivity	108	105	324	319
Costs to service customers	435	428	1,276	1,249
Marketing	138	136	409	404
Transition costs	12	3	50	3
Other	260	225	739	635

	$1,620	$1,518	$4,802	$4,444

Programming costs consist primarily of costs paid to programmers for basic, premium, digital, video on demand, and pay-per-view programming. Franchise, regulatory and connectivity costs represent payments to franchise and regulatory authorities and costs directly related to providing Internet and voice services. Costs to service customers include residential and commercial costs related to field operations, network operations and customer care including internal and third party labor for installations, service and repairs, maintenance, billing and collection, occupancy and vehicle costs. Marketing costs represents the costs of marketing to our current and potential commercial and residential customers including labor costs. Transition costs represent expenses incurred in connection with the TWC Transaction, Bright House Transaction and Comcast Transactions. See Notes 2 and 5 for additional information. Other includes bad debt expense, corporate overhead, commercial and advertising sales expenses, property tax and insurance and stock compensation expense, among others.

10.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Merger and acquisition costs	$19	$12	$51	$29
Special charges, net	1	3	13	10
(Gain) loss on sale of assets, net	$(1)	$1	$5	$3

	$19	$16	$69	$42

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

11.    Income Taxes

All of Charter’s operations are held through Charter Holdco and its direct and indirect subsidiaries. Prior to July 2, 2015, Charter Holdco was treated as a partnership for tax purposes. Effective on July 2, 2015, Charter elected to treat two of its wholly owned subsidiaries as disregarded entities for federal and state income tax purposes (the “Election”).  The subsidiaries that made the Election are two of the three partners in Charter Holdco. This Election resulted in a deemed liquidation of Charter Holdco into Charter solely for federal and state income tax purposes, and resulted in a net increase of $645 million to the tax basis of Charter Holdco's amortizable and depreciable assets. After the Election, all taxable income, gains, losses, deductions and credits of Charter Holdco and its indirect limited liability company subsidiaries will be treated as income of Charter. In addition, the indirect subsidiaries of Charter Holdco that are corporations joined the Charter consolidated group. The impact of the Election to the Charter income tax provision, net of valuation allowance, was $169 million income tax benefit recorded as a discrete tax event during the three months ended September 30, 2015.

For the three and nine months ended September 30, 2015, the Company recorded $142 million and $72 million of income tax benefit, respectively. For the three and nine months ended September 30, 2014, the Company recorded $59 million and $188 million of income tax expense, respectively. The income tax benefit recognized during the three and nine months ended September 30, 2015 was primarily the result of the deemed liquidation of Charter Holdco. Income tax expense (benefit) is generally recognized primarily through increases (decreases) in deferred tax liabilities related to Charter’s franchises which are characterized as indefinite-lived for book financial reporting purposes, as well as to a lesser extent through current federal and state income tax expense.

As of September 30, 2015 and December 31, 2014, the Company had net deferred income tax liabilities of approximately $1.6 billion. Included in net deferred income tax liabilities are net current deferred tax assets of $37 million and $26 million as of September 30, 2015 and December 31, 2014, respectively, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets of the Company. Net deferred tax liabilities included approximately $20 million and $236 million at September 30, 2015 and December 31, 2014, respectively, relating to certain indirect subsidiaries that file separate income tax returns.  The decrease in net deferred tax liabilities relating to certain indirect subsidiaries is a result of Charter Holdco’s indirect subsidiaries that are corporations joining the Charter consolidated group as noted above in connection with the Election. Following the Election, the remaining indirect subsidiary deferred tax balances represent only certain state jurisdictions.

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination.  The Company did not have any unrecognized tax benefits as of September 30, 2015 or December 31, 2014.

No tax years for Charter or Charter Holdco, for income tax purposes, are currently under examination by the IRS.  Tax years ending 2012 through 2014 remain subject to examination and assessment. Years prior to 2012 remain open solely for purposes of examination of Charter’s loss and credit carryforwards.

12.    Earnings (Loss) Per Common Share

Basic earnings (loss) per share is based on the average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the impact of potentially dilutive securities using the treasury stock method. Diluted earnings per common share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock, restricted stock units, performance stock options and performance restricted stock. Basic loss per common share equals diluted loss per common share for the nine months ended September 30, 2015 and three and nine months ended September 30, 2014 because the Company incurred a net loss during those periods. The following is the computation of diluted earnings per common share for the three months ended September 30, 2015.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

	Three Months Ended September 30, 2015
	Earnings	Shares	Earnings Per Share

Basic earnings per common share	$54	111,928,113	$0.48
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		1,411,772

Diluted earnings per common share	$54	113,339,885	$0.48

For the three months ended September 30, 2015, the computation of diluted earnings per share excludes 1 million of potential common shares related to the Company’s equity-based compensation plan, because the inclusion of such shares would have an antidilutive effect.

13.     Related Party Transactions

On May 1, 2015, the Company acquired a 35% equity interest in ActiveVideo Networks ("AVN") for $55 million in cash representing the initial investment, a capital call and associated transaction fees.  AVN is the developer of CloudTV, a cloud-based software platform enabling service providers, content aggregators, and consumer electronic manufacturers to deploy new services by virtualizing consumer premise equipment functions in the cloud. AVN’s software platform is one of the key technologies enabling the development and deployment of the Company’s cloud-based user interface, Spectrum Guide®.  The Company applies the equity method of accounting to this investment which is recorded in other noncurrent assets in the condensed consolidated balance sheet as of September 30, 2015.  For both the three and nine months ended September 30, 2015, the Company recorded equity losses of investee of $3 million. The Company has agreements with AVN pursuant to which the Company made payments to AVN for software and application development services totaling approximately $1 million and $2 million during the three and six months ended September 30, 2015, respectively.

On May 23, 2015, in connection with the execution of the Merger Agreement and the amendment of the Contribution Agreement, Charter entered into the Amended and Restated Stockholders Agreement with Liberty, A/N and New Charter (the “Stockholders Agreement”). The Stockholders Agreement will replace Charter’s existing stockholders agreement with Liberty Broadband, dated September 29, 2014, and supersede the amended and restated stockholders agreement among Charter, New Charter, Liberty Broadband and A/N, dated March 31, 2015. Charter’s existing stockholders agreement with Liberty Broadband (as amended by an investment agreement between Liberty Broadband, Charter and New Charter, dated as of May 23, 2015) will remain in effect until the closing of the TWC Transaction or the Bright House Transaction, whichever occurs earlier, and, in the event the Stockholders Agreement is terminated, will revive and continue in full force and effect. Certain provisions of the Stockholders Agreement became effective upon its execution. See Note 2 for additional information.

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

The Company is aware that Dr. John Malone, one of Charter's directors, may be deemed to have a 36.8% voting interest in Liberty Interactive Corp. (“Liberty Interactive”) and is Chairman of the board of directors, an executive officer position, of Liberty Interactive. Liberty Interactive owns 38.0% of the common stock of HSN, Inc. (“HSN”) and has the right to elect 20% of the board members of HSN. Liberty Interactive wholly owns QVC, Inc (“QVC”). The Company has programming relationships with

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

HSN and QVC. For the three and nine months ended September 30, 2015, the Company recorded payments in aggregate of approximately $4 million and $12 million, respectively, and for the three and nine months ended September 30, 2014, the Company recorded payments in aggregate of approximately $3 million and $9 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company's footprint.

Dr. Malone also serves on the board of directors of Discovery Communications, Inc., (“Discovery”) and the Company is aware that Dr. Malone owns 4.7% in the aggregate of the common stock of Discovery and has a 28.7% voting interest in Discovery for the election of directors. In addition, Dr. Malone owns approximately 10.8% in the aggregate of the common stock of Starz and has 47.2% of the voting power. Mr. Gregory Maffei, a member of Charter's board of directors, is a non-executive Chairman of the board of Starz. The Company purchases programming from both Discovery and Starz pursuant to agreements entered into prior to Dr. Malone and Mr. Maffei joining Charter's board of directors. Based on publicly available information, the Company does not believe that either Discovery or Starz would currently be considered related parties. The amounts paid in aggregate to Discovery and Starz represent less than 3% of total operating costs and expenses for the three and nine months ended September 30, 2015 and 2014.

14.     Contingencies

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

The Company granted the following equity awards for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Stock options	2,400	11,100	1,267,900	1,228,500
Restricted stock	—	—	6,900	9,100
Restricted stock units	500	2,300	153,200	152,700

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

As of September 30, 2015, total unrecognized compensation remaining to be recognized in future periods totaled $100 million for stock options, $4 million for restricted stock and $35 million for restricted stock units and the weighted average period over which they are expected to be recognized is 2 years for stock options, 1 year for restricted stock and 2 years for restricted stock units.

The Company recorded $20 million and $58 million of stock compensation expense for the three and nine months ended September 30, 2015, respectively, and $14 million and $41 million of stock compensation expense for the three and nine months ended September 30, 2014, respectively, which is included in operating costs and expenses.

16.     Consolidating Schedules

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

The Safari Escrow Entities column consists of CCOH Safari, CCO Safari II and CCO Safari III. CCOH Safari held the CCOH Safari Notes that were repaid in April 2015 upon receiving the Termination Notice. CCO Safari II and CCO Safari III hold the CCO Safari II Notes and the CCO Safari III credit facilities.

The CCO Holdings notes are obligations of CCO Holdings. However, the CCO Holdings notes are also jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Charter.

The Charter Operating and Restricted Subsidiaries column is presented as a requirement pursuant to the terms of Charter Operating’s Amended and Restated Credit Agreement dated April 11, 2012 (the “Credit Agreement”). The Unrestricted Subsidiary column consists of CCO Safari which is a Non-Recourse Subsidiary under the Credit Agreement and that held the CCO Safari Term G Loans. The CCO Safari Term G Loans were also repaid in April 2015 upon receiving the Termination Notice. See Note 5 for additional information.

Condensed consolidating financial statements as of September 30, 2015 and December 31, 2014 and for the nine months ended September 30, 2015 and 2014 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of September 30, 2015

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$—	$—	$—	$—	$—	$—
Accounts receivable, net	8	5	—	—	279	—	—	292
Receivables from related party	48	268	—	10	—	—	(326)	—
Prepaid expenses and other current assets	37	8	—	—	69	—	—	114
Total current assets	93	281	—	10	348	—	(326)	406

RESTRICTED CASH AND CASH EQUIVALENTS	—	—	19,626	—	—	—	—	19,626

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	28	—	—	8,253	—	—	8,281
Franchises	—	—	—	—	6,006	—	—	6,006
Customer relationships, net	—	—	—	—	916	—	—	916
Goodwill	—	—	—	—	1,168	—	—	1,168
Total investment in cable properties, net	—	28	—	—	16,343	—	—	16,371

PREFERRED INTEREST IN CC VIII	—	470	—	—	—	—	(470)	—
INVESTMENT IN SUBSIDIARIES	1,564	441	—	10,714	—	—	(12,719)	—
LOANS RECEIVABLE – RELATED PARTY	—	333	—	579	333	—	(1,245)	—
OTHER NONCURRENT ASSETS	—	220	11	97	142	—	—	470

Total assets	$1,657	$1,773	$19,637	$11,400	$17,166	$—	$(14,760)	$36,873

LIABILITIES AND SHAREHOLDERS’/MEMBERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8	$180	$159	$163	$1,319	$—	$—	$1,829
Payables to related party	—	—	18	—	308	—	(326)	—
Total current liabilities	8	180	177	163	1,627	—	(326)	1,829

LONG-TERM DEBT	—	—	19,291	10,536	3,454	—	—	33,281
LOANS PAYABLE – RELATED PARTY	—	—	429	—	816	—	(1,245)	—
DEFERRED INCOME TAXES	1,589	—	—	—	27	—	—	1,616
OTHER LONG-TERM LIABILITIES	—	29	—	—	58	—	—	87

Shareholders’/Members' equity (deficit)	60	1,564	(260)	701	10,714	—	(12,719)	60
Noncontrolling interest	—	—	—	—	470	—	(470)	—
Total shareholders’/members' equity (deficit)	60	1,564	(260)	701	11,184	—	(13,189)	60

Total liabilities and shareholders’/members' equity (deficit)	$1,657	$1,773	$19,637	$11,400	$17,166	$—	$(14,760)	$36,873

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2014

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3	$—	$—	$—	$—	$—	$—	$3
Accounts receivable, net	4	6	—	—	275	—	—	285
Receivables from related party	55	221	—	11	—	—	(287)	—
Prepaid expenses and other current assets	23	10	—	—	50	—	—	83
Total current assets	85	237	—	11	325	—	(287)	371

RESTRICTED CASH AND CASH EQUIVALENTS	—	—	3,597	—	—	3,514	—	7,111

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	29	—	—	8,344	—	—	8,373
Franchises	—	—	—	—	6,006	—	—	6,006
Customer relationships, net	—	—	—	—	1,105	—	—	1,105
Goodwill	—	—	—	—	1,168	—	—	1,168
Total investment in cable properties, net	—	29	—	—	16,623	—	—	16,652

PREFERRED INTEREST IN CC VIII	—	436	—	—	—	—	(436)	—
INVESTMENT IN SUBSIDIARIES	1,509	482	—	10,331	27	—	(12,349)	—
LOANS RECEIVABLE – RELATED PARTY	—	326	—	584	—	—	(910)	—
OTHER NONCURRENT ASSETS	—	166	3	104	139	4	—	416

Total assets	$1,594	$1,676	$3,600	$11,030	$17,114	$3,518	$(13,982)	$24,550

LIABILITIES AND SHAREHOLDERS’/MEMBERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11	$152	$18	$187	$1,259	$8	$—	$1,635
Payables to related party	—	—	—	—	287	—	(287)	—
Total current liabilities	11	152	18	187	1,546	8	(287)	1,635

LONG-TERM DEBT	—	—	3,500	10,331	3,709	3,483	—	21,023
LOANS PAYABLE – RELATED PARTY	—	—	112	—	798	—	(910)	—
DEFERRED INCOME TAXES	1,437	—	—	—	237	—	—	1,674
OTHER LONG-TERM LIABILITIES	—	15	—	—	57	—	—	72

Shareholders’/Members' equity (deficit)	146	1,509	(30)	512	10,331	27	(12,349)	146
Noncontrolling interest	—	—	—	—	436	—	(436)	—
Total shareholders’/members' equity (deficit)	146	1,509	(30)	512	10,767	27	(12,785)	146

Total liabilities and shareholders’/members' equity (deficit)	$1,594	$1,676	$3,600	$11,030	$17,114	$3,518	$(13,982)	$24,550

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2015

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

REVENUES	$17	$216	$—	$—	$7,242	$—	$(233)	$7,242

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	17	216	—	—	4,802	—	(233)	4,802
Depreciation and amortization	—	—	—	—	1,580	—	—	1,580
Other operating expenses, net	—	—	—	—	69	—	—	69

	17	216	—	—	6,451	—	(233)	6,451

Income from operations	—	—	—	—	791	—	—	791

OTHER INCOME (EXPENSES):
Interest expense, net	—	5	(228)	(487)	(114)	(47)	—	(871)
Loss on extinguishment of debt	—	—	(2)	(123)	—	(3)	—	(128)
Loss on derivative instruments, net	—	—	—	—	(10)	—	—	(10)
Other expense, net	—	(3)	—	—	—	—	—	(3)
Equity in income (loss) of subsidiaries	(9)	(45)	—	795	(50)	—	(691)	—

	(9)	(43)	(230)	185	(174)	(50)	(691)	(1,012)

Income (loss) before income taxes	(9)	(43)	(230)	185	617	(50)	(691)	(221)

INCOME TAX BENEFIT (EXPENSE)	(140)	—	—	—	212	—	—	72

Consolidated net income (loss)	(149)	(43)	(230)	185	829	(50)	(691)	(149)

Less: Noncontrolling interest	—	34	—	—	(34)	—	—	—

Net income (loss)	$(149)	$(9)	$(230)	$185	$795	$(50)	$(691)	$(149)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2014

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

REVENUES	$16	$169	$—	$—	$6,748	$—	$(185)	$6,748

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	16	169	—	—	4,444	—	(185)	4,444
Depreciation and amortization	—	—	—	—	1,568	—	—	1,568
Other operating expenses, net	—	—	—	—	42	—	—	42

	16	169	—	—	6,054	—	(185)	6,054

Income from operations	—	—	—	—	694	—	—	694

OTHER INCOME (EXPENSES):
Interest expense, net	—	5	—	(513)	(123)	(7)	—	(638)
Loss on derivative instruments, net	—	—	—	—	(3)	—	—	(3)
Equity in income (loss) of subsidiaries	40	3	—	516	(7)	—	(552)	—

	40	8	—	3	(133)	(7)	(552)	(641)

Income (loss) before income taxes	40	8	—	3	561	(7)	(552)	53

INCOME TAX EXPENSE	(175)	—	—	—	(13)	—	—	(188)

Consolidated net income (loss)	(135)	8	—	3	548	(7)	(552)	(135)

Less: Noncontrolling interest	—	32	—	—	(32)	—	—	—

Net income (loss)	$(135)	$40	$—	$3	$516	$(7)	$(552)	$(135)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2015

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(149)	$(43)	$(230)	$185	$829	$(50)	$(691)	$(149)
Net impact of interest rate derivative instruments, net of tax	7	7	7	7	7	—	(28)	7

Comprehensive income (loss)	$(142)	$(36)	$(223)	$192	$836	$(50)	$(719)	$(142)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2014

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(135)	$8	$—	$3	$548	$(7)	$(552)	$(135)
Net impact of interest rate derivative instruments, net of tax	16	16	—	16	16	—	(48)	16

Comprehensive income (loss)	$(119)	$24	$—	$19	$564	$(7)	$(600)	$(119)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2015

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(149)	$(43)	$(230)	$185	$829	$(50)	$(691)	$(149)
Adjustments to reconcile consolidated net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	1,580	—	—	1,580
Noncash interest expense	—	—	—	12	9	—	—	21
Loss on extinguishment of debt	—	—	2	123	—	3	—	128
Loss on derivative instruments, net	—	—	—	—	10	—	—	10
Deferred income taxes	140	—	—	—	(216)	—	—	(76)
Equity in (income) loss of subsidiaries	9	45	—	(795)	50	—	691	—
Other, net	—	3	—	—	63	—	—	66
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(4)	2	—	—	(5)	—	—	(7)
Prepaid expenses and other assets	—	—	—	—	(19)	—	—	(19)
Accounts payable, accrued liabilities and other	(3)	41	142	(25)	47	(8)	—	194
Receivables from and payables to related party	7	(53)	18	(10)	38	—	—	—

Net cash flows from operating activities	—	(5)	(68)	(510)	2,386	(55)	—	1,748

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(1,292)	—	—	(1,292)
Change in accrued expenses related to capital expenditures	—	—	—	—	11	—	—	11
Contributions to subsidiaries	(20)	(90)	—	(46)	(24)	—	180	—
Distributions from subsidiaries	19	330	—	521	—	—	(870)	—
Change in restricted cash and cash equivalents	—	—	(16,029)	—		3,514	—	(12,515)
Other, net	—	(54)	—	—	(15)	—	—	(69)

Net cash flows from investing activities	(1)	186	(16,029)	475	(1,320)	3,514	(690)	(13,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	19,291	2,700	1,071	—	—	23,062
Repayments of long-term debt	—	—	(3,500)	(2,599)	(1,329)	(3,483)	—	(10,911)
Borrowings (repayments) loans payable - related parties	—	—	317	16	(333)	—	—	—
Payments for debt issuance costs	—	—	(11)	(24)	—	—	—	(35)
Purchase of treasury stock	(24)	—	—	—	—	—	—	(24)
Proceeds from exercise of options and warrants	22	—	—	—	—	—	—	22
Contributions from parent	—	95	—	15	46	24	(180)	—
Distributions to parent	—	(276)	—	(73)	(521)	—	870	—

Net cash flows from financing activities	(2)	(181)	16,097	35	(1,066)	(3,459)	690	12,114

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3)	—	—	—	—	—	—	(3)
CASH AND CASH EQUIVALENTS, beginning of period	3	—	—	—	—	—	—	3

CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—	$—	$—	$—	$—	$—

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2014

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(135)	$8	$—	$3	$548	$(7)	$(552)	$(135)
Adjustments to reconcile consolidated net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	1,568	—	—	1,568
Noncash interest expense	—	—	—	20	9	—	—	29
Loss on derivative instruments, net	—	—	—	—	3	—	—	3
Deferred income taxes	177	—	—	—	—	—	—	177
Equity in (income) loss of subsidiaries	(40)	(3)	—	(516)	7	—	552	—
Other, net	—	—	—	—	43	—	—	43
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	(1)	—	—	(35)	—	—	(36)
Prepaid expenses and other assets	—	(3)	—	—	(18)	—	—	(21)
Accounts payable, accrued liabilities and other	(2)	28	—	(24)	88	11	—	101
Receivables from and payables to related party	2	(42)	—	(7)	47	—	—	—

Net cash flows from operating activities	2	(13)	—	(524)	2,260	4	—	1,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(1,678)	—	—	(1,678)
Change in accrued expenses related to capital expenditures	—	—	—	—	31	—	—	31
Contribution to subsidiary	(27)	(132)	—	(22)	(30)	—	211	—
Distributions from subsidiaries	5	30	—	879	—	—	(914)	—
Change in restricted cash and cash equivalents	—	—	—	—	—	(3,513)	—	(3,513)
Other, net	—	(5)	—	—	—	—	—	(5)

Net cash flows from investing activities	(22)	(107)	—	857	(1,677)	(3,513)	(703)	(5,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	—	1,431	3,483	—	4,914
Repayments of long-term debt	—	—	—	(350)	(1,164)	—	—	(1,514)
Payments for debt issuance costs	—	—	—	—	—	(4)	—	(4)
Purchase of treasury stock	(18)	—	—	—	—	—	—	(18)
Proceeds from exercise of options and warrants	43	—	—	—	—	—	—	43
Contributions from parent	—	137	—	22	22	30	(211)	—
Distributions to parent	—	(30)	—	(5)	(879)	—	914	—
Other, net	(2)	8	—	—	(2)	—	—	4

Net cash flows from financing activities	23	115	—	(333)	(592)	3,509	703	3,425

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	(5)	—	—	(9)	—	—	(11)
CASH AND CASH EQUIVALENTS, beginning of period	—	5	—	—	16	—	—	21

CASH AND CASH EQUIVALENTS, end of period	$3	$—	$—	$—	$7	$—	$—	$10

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

We are a cable operator providing services in the United States with approximately 6.5 million residential and commercial customers at September 30, 2015. We offer our customers traditional cable video programming, Internet services, and voice services, as well as advanced video services such as video on demand, high definition (“HD”) television and digital video recorder (“DVR”) service. We also sell local advertising on cable networks and provide fiber connectivity to cellular towers.

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

Charter expects to finance the remaining cash portion of the purchase price of the TWC Transaction and Bright House Transaction with additional indebtedness and cash on the companies’ balance sheets.  In July 2015, we issued $15.5 billion CCO Safari II, LLC ("CCO Safari II") senior secured notes and $3.8 billion CCO Safari III, LLC ("CCO Safari III") senior secured bank loans.

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

Regulatory Approval Process

We have made all of the necessary filings of applications for the TWC Transaction and the Bright House Transaction.  The FCC comment cycle will close mid-November, and we are working closely with the FCC and the Department of Justice to make sure they have all the information they need to evaluate the merits of the transactions.  We already have received approval or authorization from most states.  We have also obtained approvals approaching the threshold closing condition for franchise authorities approving the transactions.  We have raised nearly all of the acquisition financing, and we will be operationally ready to close and would like to close by the end of the year.  Realistically, however, we anticipate a first quarter closing of the transactions.

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

Our business plans include goals for increasing customers and revenue. To reach our goals, we actively invest in our network and operations, and improve the quality and value of the products and packages that we offer. We have enhanced our video product by moving to an all-digital platform, offering more HD channels and increasing digital and HD-DVR penetration. We simplified our offers and pricing, and package our products with the objective of bringing more value to new and existing customers than our competitors. As part of our effort to create more value for customers, we focus on driving penetration of our triple play offering, which includes more than 200 HD channels in most of our markets, video on demand, Internet service, and fully-featured voice service. In addition, we have fully insourced our direct sales workforce and are increasingly insourcing our field operations and call center workforces and modifying the way our sales workforce is compensated, which we believe positions us for better customer service and growth. We expect that our enhanced product set combined with improved customer service will lead to lower customer churn and longer customer lifetimes, allowing us to grow our customer base and revenue more quickly and economically.

Total revenue growth was 7% for both the three and nine months ended September 30, 2015 compared to the corresponding periods in 2014, respectively, due to growth in our video, Internet and commercial businesses. For the three and nine months ended September 30, 2015, Adjusted EBITDA was $850 million and $2.5 billion, respectively, and for the three and nine months ended September 30, 2014, Adjusted EBITDA was $783 million and $2.3 billion, respectively.  Adjusted EBITDA is defined as net income (loss) plus net interest expense, income tax (benefit) expense, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, (gain) loss on derivative instruments, net, and other operating expenses, such as merger and acquisition costs, special charges and (gain) loss on sale or retirement of assets. See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Adjusted EBITDA increased 9% and 7% for the three and nine months ended September 30, 2015 compared to the corresponding periods in 2014, respectively, as a result of an increase in residential and commercial revenues offset by increases in programming costs, transition costs and other operating costs. The nine months ended September 30, 2014 also included $13 million of previously disclosed expense benefits, primarily impacting programming expense, that did not recur in 2015. For the three and nine months ended September 30, 2015, our income from operations was $273 million and $791 million, respectively, and for the three and nine months ended September 30, 2014, our income from operations was $218 million and $694 million, respectively. In addition to the factors discussed above, income from operations for the three and nine months ended September 30, 2015 was affected by increases in other operating expenses such as merger and acquisition costs as well as increases in stock compensation expense.

We incurred the following transition costs in connection with the TWC Transaction, Bright House Transaction and Comcast Transactions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Operating expenses	$12	$3	$50	$3
Other operating expenses	$19	$12	$51	$29
Interest expense	$163	$—	$275	$—
Capital expenditures	$24	$1	$66	$1

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

The following table summarizes our customer statistics for video, Internet and voice as of September 30, 2015 and 2014 for both residential and commercial customers (in thousands except per customer data and footnotes).

	Approximate as of
	September 30,
	2015 (a)	2014 (a)
Residential Primary Service Units ("PSU")
Video	4,132	4,157
Internet	5,092	4,662
Voice	2,551	2,389
	11,775	11,208

Residential Customer Relationships (b)	6,058	5,768
Monthly Residential Revenue per Residential Customer (c)	$113.39	$110.81

Commercial PSUs
Video (d)	142	139
Internet	349	294
Voice	211	172
	702	605

Commercial Customer Relationships (b)	433	380

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of September 30, 2015 and 2014, customers include approximately 36,800 and 13,500 customers, respectively, whose accounts were over 60 days, approximately 1,200 and 1,200 customers, respectively, whose accounts were over 90 days, and approximately 800 and 800 customers, respectively, whose accounts were over 120 days. The increase in aging of customer accounts over 60 days is primarily related to a third quarter 2014 change in our collections policy consistent with broader cable industry practices.

(b)
Customer relationships include the number of customers that receive one or more levels of service, encompassing video, Internet and voice services, without regard to which service(s) such customers receive. Commercial customer relationships include video customers in commercial structures, which are calculated on an EBU basis (see footnote (d)) and non-video commercial customer relationships.

(c)
Monthly residential revenue per residential customer is calculated as total residential video, Internet and voice quarterly revenue divided by three divided by average residential customer relationships during the respective quarter.

(d)
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

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014

Revenues	$2,450	100%	$2,287	100%	$7,242	100%	$6,748	100%

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	1,620	66%	1,518	66%	4,802	66%	4,444	66%
Depreciation and amortization	538	22%	535	23%	1,580	22%	1,568	23%
Other operating expenses, net	19	1%	16	1%	69	1%	42	1%
	2,177	89%	2,069	90%	6,451	89%	6,054	90%
Income from operations	273	11%	218	10%	791	11%	694	10%

Other Expenses:
Interest expense, net	(353)		(217)		(871)		(638)
Loss on extinguishment of debt	—		—		(128)		—
Gain (loss) on derivative instruments, net	(5)		5		(10)		(3)
Other expense, net	(3)		—		(3)		—
	(361)		(212)		(1,012)		(641)

Income (loss) before income taxes	(88)		6		(221)		53

Income tax benefit (expense)	142		(59)		72		(188)

Net income (loss)	$54		$(53)		$(149)		$(135)

EARNINGS LOSS PER COMMON SHARE:
Basic	$0.48		$(0.49)		$(1.33)		$(1.26)
Diluted	$0.48		$(0.49)		$(1.33)		$(1.26)

Weighted average common shares outstanding, basic	111,928,113		108,792,605		111,790,076		107,744,534
Weighted average common shares outstanding, diluted	113,339,885		108,792,605		111,790,076		107,744,534

Revenues. Total revenue grew $163 million or 7% for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Total revenue grew $494 million or 7% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Revenue growth primarily reflects increases in the number of residential Internet and triple play customers and in commercial business customers, growth in expanded basic and digital penetration, promotional and annual rate increases, and higher advanced services penetration offset by a decrease in basic video customers.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended September 30,
	2015		2014		2015 over 2014
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change
Video	$1,143	47%	$1,109	48%	$34	3%
Internet	762	31%	652	29%	110	17%
Voice	135	6%	141	6%	(6)	(5)%
Commercial revenue	286	12%	253	11%	33	13%
Advertising sales	77	3%	87	4%	(10)	(12)%
Other	47	2%	45	2%	2	5%

	$2,450	100%	$2,287	100%	$163	7%

	Nine Months Ended September 30,
	2015		2014		2015 over 2014
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change
Video	$3,420	47%	$3,309	49%	$111	3%
Internet	2,222	31%	1,906	28%	316	17%
Voice	404	6%	436	6%	(32)	(8)%
Commercial revenue	833	12%	731	11%	102	14%
Advertising sales	222	3%	234	3%	(12)	(5)%
Other	141	2%	132	2%	9	7%

	$7,242	100%	$6,748	100%	$494	7%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue. Residential video customers decreased by 25,000 from September 30, 2014 to September 30, 2015.

The increase in video revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2015 compared to three months ended September 30, 2014 Increase / (Decrease)	Nine months ended September 30, 2015 compared to nine months ended September 30, 2014 Increase / (Decrease)

Incremental video services, price adjustments and bundle revenue allocation	$41	$132
Increase (decrease) in premium, video on demand and pay-per-view	(1)	9
Decrease in basic video customers	(6)	(30)

	$34	$111

Residential Internet customers grew by 430,000 customers from September 30, 2014 to September 30, 2015. The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2015 compared to three months ended September 30, 2014 Increase / (Decrease)	Nine months ended September 30, 2015 compared to nine months ended September 30, 2014 Increase / (Decrease)

Increase in residential Internet customers	$62	$176
Service level changes and price adjustments	48	140

	$110	$316

Residential voice customers grew by 162,000 customers from September 30, 2014 to September 30, 2015. The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2015 compared to three months ended September 30, 2014 Increase / (Decrease)	Nine months ended September 30, 2015 compared to nine months ended September 30, 2014 Increase / (Decrease)

Price adjustments and bundle revenue allocation	$(15)	$(58)
Increase in residential voice customers	9	26

	$(6)	$(32)

Commercial revenues consist primarily of revenues from services provided to our commercial customers. Commercial PSUs increased 97,000 from September 30, 2014 to September 30, 2015. The increase in commercial revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2015 compared to three months ended September 30, 2014 Increase / (Decrease)	Nine months ended September 30, 2015 compared to nine months ended September 30, 2014 Increase / (Decrease)

Sales to small-to-medium sized business customers	$25	$78
Carrier site customers	5	14
Other	3	10

	$33	$102

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues decreased $10 million and $12 million during the three and nine months ended September 30, 2015 compared to the corresponding periods in 2014, respectively, primarily due to a decrease in political advertising of $7 million.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues increased $2 million and $9 million during the three and nine months ended September 30, 2015 compared to the corresponding periods in 2014, respectively, as a result of an increase in processing fees.

Operating costs and expenses. The increases in our operating costs and expenses, exclusive of items shown separately in the condensed consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended September 30, 2015 compared to three months ended September 30, 2014 Increase / (Decrease)	Nine months ended September 30, 2015 compared to nine months ended September 30, 2014 Increase / (Decrease)

Programming	$46	$170
Franchises, regulatory and connectivity	3	5
Costs to service customers	7	27
Marketing	2	5
Transition costs	9	47
Other	35	104

	$102	$358

Programming costs were approximately $667 million and $621 million, representing 41% of total operating costs and expenses for both the three months ended September 30, 2015 and 2014, respectively, and were $2.0 billion and $1.8 billion, representing 42% and 41% of total operating costs and expenses for the nine months ended September 30, 2015 and 2014, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, video on demand, and pay-per-view programming. The increase in programming costs is primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents, broader carriage of certain networks as a result of our all-digital initiative and the introduction of new networks to Charter's video offering as well as second quarter 2014 expense benefits not recurring in 2015. We expect programming expenses to continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new sports services. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

Costs to service customers include residential and commercial costs related to field operations, network operations and customer care including internal and third party labor for installations, service and repair, maintenance, billing and collection, occupancy and vehicle costs. The increase in costs to service customers for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily the result of our larger customer base and higher spending on labor to deliver improved products and service levels.

Transition costs represent costs incurred as a result of the TWC Transaction, Bright House Transaction and Comcast Transactions. The Comcast Transactions were terminated in April 2015. See Note 5 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements” for more information.

The increases in other expense are attributable to the following (dollars in millions):

	Three months ended September 30, 2015 compared to three months ended September 30, 2014 Increase / (Decrease)	Nine months ended September 30, 2015 compared to nine months ended September 30, 2014 Increase / (Decrease)

Corporate costs	$12	$30
Stock compensation expense	6	17
Bad debt expense	6	15
Property tax and insurance	5	11
Commercial sales expense	4	11
Advertising sales expense	(1)	7
Other	3	13

	$35	$104

The increase in corporate costs for the three and nine months ended September 30, 2015 compared to the corresponding periods in 2014 relates primarily to increases in the number of employees and investments in technology. The increase in bad debt expense is primarily related to a third quarter 2014 change in our collections policy.

Depreciation and amortization. Depreciation and amortization expense increased by $3 million and $12 million for the three and nine months ended September 30, 2015 compared to the corresponding periods in 2014 primarily representing depreciation on more recent capital expenditures, offset by certain assets becoming fully depreciated.

Other operating expenses, net. The changes in other operating expenses, net are attributable to the following (dollars in millions):

	Three months ended September 30, 2015 compared to three months ended September 30, 2014 Increase / (Decrease)	Nine months ended September 30, 2015 compared to nine months ended September 30, 2014 Increase / (Decrease)

Merger and acquisitions costs	$7	$22
Special charges, net	(2)	3
Loss on sale of assets, net	(2)	2

	$3	$27

For more information, see Note 10 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. Net interest expense increased by $136 million and $233 million for the three and nine months ended September 30, 2015 compared to the corresponding periods in 2014 primarily as a result of approximately $163 million and $275 million, respectively, of interest expense associated with the debt held in escrow to fund the TWC Transaction, Bright House Transaction and Comcast Transactions offset by a decrease in interest rates.

Loss on extinguishment of debt. Loss on extinguishment of debt of $128 million for the nine months ended September 30, 2015 was recorded primarily as a result of the repurchase of a portion of CCO Holdings, LLC ("CCO Holdings") notes. In addition, the CCOH Safari Notes and Term G Loans were repaid with proceeds held in escrow. For more information, see Note 5 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Gain (loss) on derivative instruments, net. Interest rate derivative instruments are held to manage our interest costs and reduce our exposure to increases in floating interest rates. We recorded losses of $5 million and $10 million during the three and nine months ended September 30, 2015, respectively, and gains of $5 million and losses of $3 million during the three and nine months ended September 30, 2014, respectively, which represents the amortization of accumulated other comprehensive loss for interest rate derivative instruments no longer designated as hedges for accounting purposes and their change in fair value. For more information, see Note 7 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Other expense, net. Other expense, net of $3 million for the three and nine months ended September 30, 2015 primarily represents equity losses in our investment in ActiveVideo Networks. For more information, see Note 13 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax benefit (expense). We recognized income tax benefit of $142 million and $72 million for the three and nine months ended September 30, 2015 compared to income tax expense of $59 million and $188 million for the three and nine months ended September 30, 2014. The income tax benefit recognized in 2015 was primarily due to the deemed liquidation of Charter Holdco solely for federal and state income tax purposes resulting in $169 million deferred income tax benefit. The income tax benefit recognized in 2015 was offset by income tax expense recognized during the three and nine months ended September 30, 2015 and 2014 primarily through increases in deferred tax liabilities related to Charter’s franchises which are characterized as indefinite lived for book financial reporting purposes, as well as to a lesser extent through current federal and state income tax expense. Current federal and state income tax expense included zero and $4 million for the three and nine months ended September 30, 2015, respectively, and $6 million and $11 million for the three and nine months ended September 30, 2014, respectively.  Our tax provision in future periods will vary based on changes in our deferred tax liabilities attributable to indefinite-lived intangibles, including impacts of our recent restructuring, as well as future operating results. The ultimate impact on the tax provision of future financing and restructuring activities, if any, will be dependent on the underlying facts and circumstances at the time. For more information, see Note 11 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Net income (loss). Net income (loss) changed from a net loss of $53 million for the three months ended September 30, 2014 to net income of $54 million for the three months ended September 30, 2015 and net loss increased from $135 million for the nine months ended September 30, 2014 to $149 million for the nine months ended September 30, 2015 primarily as a result of the factors described above.

Earnings (loss) per common share. Basic earnings (loss) per common share changed from a loss per common share of $0.49 for the three months ended September 30, 2014 to earnings per common share of $0.48 for the three months ended September 30, 2015 as a result of the factors described above. During the nine months ended September 30, 2015 compared to the corresponding period in 2014, net loss per common share increased by $0.07 primarily as a result of the factors described above.

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

Adjusted EBITDA is defined as net income (loss) plus net interest expense, income tax (benefit) expense, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, (gain) loss on derivative instruments, net, and other operating expenses, such as merger and acquisition costs, special charges and (gain) loss on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. These costs are evaluated through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

Management and Charter's board of directors use adjusted EBITDA and free cash flow to assess Charter's performance and its ability to service its debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United

States Securities and Exchange Commission, the "SEC"). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which fees were in the amount of $79 million and $62 million for the three months ended September 30, 2015 and 2014, respectively, and $231 million and $184 million for the nine months ended September 30, 2015 and 2014, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss)	$54	$(53)	$(149)	$(135)
Plus: Interest expense, net	353	217	871	638
Income tax (benefit) expense	(142)	59	(72)	188
Depreciation and amortization	538	535	1,580	1,568
Stock compensation expense	20	14	58	41
Loss on extinguishment of debt	—	—	128	—
(Gain) loss on derivative instruments, net	5	(5)	10	3
Other, net	22	16	72	42

Adjusted EBITDA	$850	$783	$2,498	$2,345

Net cash flows from operating activities	$689	$520	$1,748	$1,729
Less: Purchases of property, plant and equipment	(509)	(569)	(1,292)	(1,678)
Change in accrued expenses related to capital expenditures	28	(13)	11	31

Free cash flow	$208	$(62)	$467	$82

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt, including $19.3 billion which proceeds are currently held in escrow pending consummation of the TWC Transaction. The accreted amount of our debt as of September 30, 2015 was $33.3 billion, consisting of $7.2 billion of credit facility debt and $26.0 billion of investment grade and high-yield notes. Our business requires significant cash to fund principal and interest payments on our debt.  As of September 30, 2015, $16 million of our long-term debt matures in 2015, $131 million in 2016, $140 million in 2017, $760 million in 2018, $665 million in 2019 and $31.6 billion thereafter. The maturities of the CCO Safari III credit facilities assume the TWC Transaction closes as of December 31, 2015. As of December 31, 2014, as shown in our annual report on Form 10-K, we had other contractual obligations, including interest on our debt, totaling $9.3 billion.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $208 million and $467 million for the three and nine months ended September 30, 2015, respectively, and $82 million for the nine months ended September 30, 2014. Negative free cash flow was $62 million for the three months ended September 30, 2014. As of September 30, 2015, the amount available under our credit facilities was approximately $1.0 billion. We expect to utilize free cash flow and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of or reduce the principal on our obligations. The timing and terms of any refinancing transactions will be subject to market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Communications Operating, LLC's ("Charter Operating") revolving credit facility as well as access to the capital markets to fund our projected operating cash needs.

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

Free Cash Flow

Free cash flow increased $270 million from negative free cash flow of $62 million for the three months ended September 30, 2014 to $208 million for the three months ended September 30, 2015, respectively, and increased $385 million from $82 million for the nine months ended September 30, 2014 to $467 million for the nine months ended September 30, 2015, respectively. The increases were due to the following.

	Three months ended September 30, 2015 compared to three months ended September 30, 2014	Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Decrease in capital expenditures	$60	$386
Increase in Adjusted EBITDA	67	153
Decrease (increase) in cash paid for interest	26	(118)
Changes in working capital, excluding change in accrued interest	115	(19)
Other, net	2	(17)

	$270	$385

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of September 30, 2015, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on September 30, 2015 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. Cash and cash equivalents were less than $1 million as of September 30, 2015 and we held $3 million in cash and cash equivalents as of December 31, 2014. We also held $19.6 billion and $7.1 billion in restricted cash and cash equivalents as of September 30, 2015 and December 31, 2014, respectively.

Operating Activities. Net cash provided by operating activities increased $19 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2015, primarily due to an increase in Adjusted EBITDA of $153 million offset by an increase in cash paid for interest of $118 million. The increase in cash paid for interest is primarily due to the Term G Loans and the CCOH Safari Notes that were fully repaid in April 2015 upon termination of the Comcast Transactions.

Investing Activities. Net cash used in investing activities was $13.9 billion and $5.2 billion for the nine months ended September 30, 2015 and 2014, respectively. The increase in cash used is primarily due to an increase in the investment of net proceeds from the issuance of the CCO Safari II senior secured notes and CCO Safari III senior secured bank loans in long-term restricted cash and cash equivalents offset by a decrease in long-term restricted cash and cash equivalents upon repayment of the Term G Loans and CCOH Safari Notes out of escrow and a decrease in capital expenditures.

Financing Activities. Net cash provided by financing activities was $12.1 billion and $3.4 billion for the nine months ended September 30, 2015 and 2014, respectively. The increase in cash provided was primarily the result of the issuance of the CCO Safari II senior secured notes and CCO Safari III senior secured bank loans offset by the repayment of $7.1 billion of net proceeds held in escrow related to the CCOH Safari Notes and Term G Loans upon the termination of the Comcast Transactions.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $509 million and $569 million for the three months ended September 30, 2015 and 2014, respectively, and $1.3 billion and $1.7 billion for the nine months ended September 30, 2015 and 2014, respectively.  The decrease was driven by the completion of our all-digital transition in 2014 offset by higher product development investments and incremental transition capital expenditures incurred in connection with the TWC Transaction, Bright House Transaction and Comcast Transactions. See the table below for more details.

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

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures increased by $11 million and $31 million for the nine months ended September 30, 2015 and 2014, respectively.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and nine months ended September 30, 2015 and 2014. The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Customer premise equipment (a)	$163	$282	$448	$908
Scalable infrastructure (b)	142	113	335	307
Line extensions (c)	57	50	144	131
Upgrade/rebuild (d)	38	47	94	131
Support capital (e)	109	77	271	201

Total capital expenditures (f)	$509	$569	$1,292	$1,678

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

(f)
Total capital expenditures for the three and nine months ended September 30, 2015 include $24 million and $66 million related to the TWC Transaction, Bright House Transaction and Comcast Transactions. Total capital expenditures include $115 million and $368 million for the three and nine months ended September 30, 2014, respectively, related to our all-digital transition. Total capital expenditures also include $70 million and $186 million for the three and nine months ended September 30, 2015, respectively, and $62 million and $184 million for the three and nine months ended September 30, 2014, respectively, related to commercial services.

Recently Issued Accounting Standards

See Note 17 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements” for a discussion of recently issued accounting standards.

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

As of September 30, 2015 and December 31, 2014, the accreted value of our debt was approximately $33.3 billion and $21.0 billion, respectively. As of September 30, 2015, the accreted value of our debt includes $19.3 billion of debt which proceeds are currently held in escrow pending consummation of the TWC Transaction. As of December 31, 2014, the accreted value of our debt included $7.0 billion of debt that was fully repaid in April 2015 upon receiving the Termination Notice of the Comcast Transactions.  For more information, see Note 5 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.” As of September 30, 2015 and December 31, 2014, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 3.3% and 3.8%, respectively, and the weighted average interest rate on the investment grade and high-yield notes was approximately 5.5% and 6.2%, respectively, resulting in a blended weighted average interest rate of 5.0% and 5.4%, respectively. The interest rate on approximately 81% and 72% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements as of September 30, 2015 and December 31, 2014, respectively. Excluding $19.3 billion of debt currently held in escrow and $7.0 billion of debt which was fully repaid in April 2015, the interest rate on 83% and 82% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of September 30, 2015 and December 31, 2014, respectively.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of September 30, 2015 (dollars in millions). The maturities of the CCO Safari III credit facilities assume the TWC Transaction closes as of December 31, 2015.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$—	$—	$—	$—	$600	$25,450	$26,050	$25,653
Average Interest Rate	—%	—%	—%	—%	7.00%	5.47%	5.51%

Variable Rate	$16	$131	$140	$760	$65	$6,172	$7,284	$7,217
Average Interest Rate	2.60%	2.94%	3.35%	3.58%	4.09%	4.44%	4.30%

Interest Rate Instruments:
Variable to Fixed Rate	$—	$250	$850	$—	$—	$—	$1,100	$21
Average Pay Rate	—%	3.89%	3.84%	—%	—%	—%	3.86%
Average Receive Rate	—%	3.06%	3.55%	—%	—%	—%	3.44%

As of September 30, 2015, we had $1.1 billion in notional amounts of interest rate derivative instruments outstanding. The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The estimated fair value of the interest rate derivative instruments is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at September 30, 2015 including applicable bank spread.

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

There was no change in our internal control over financial reporting during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings.

Our Annual Report on Form 10-K for the year ended December 31, 2014 includes "Legal Proceedings" under Item 3 of Part I. Other than as described below, there have been no material changes from the legal proceedings described in our Form 10-K.

As described in our Proxy Statement filed August 20, 2015, in connection with the formerly proposed Comcast-TWC merger, eight putative class action complaints were filed on behalf of purported TWC stockholders in the New York Supreme Court (the “NY Actions”) and the Court of Chancery of the State of Delaware. These complaints named as defendants TWC, the members of the TWC board of directors, Comcast and Comcast’s merger subsidiary. The complaints generally alleged, among other things, that the members of the TWC board of directors breached their fiduciary duties to TWC stockholders during merger negotiations and by entering into the merger agreement and approving the merger, and that Comcast aided and abetted such breaches of fiduciary duties. The complaints further alleged that the joint proxy statement/prospectus filed by Comcast with the SEC on March 20, 2014 was misleading or omitted certain material information. The complaints sought, among other relief, compensatory damages in an unspecified amount, injunctive relief and costs and fees. The parties entered into a settlement agreement, conditioned on the consummation of the Comcast-TWC merger. Now that the Comcast-TWC merger agreement has been terminated, this settlement agreement is no longer operative.

Following the announcement of the mergers on May 26, 2015, on June 29, 2015, the parties in the NY Actions filed a stipulation agreeing that plaintiffs could file a Second Consolidated Class Action Complaint (the “Second Amended Complaint”), and dismissing the action with prejudice as to Comcast and Tango Acquisition Sub, Inc. After the court so ordered the stipulation, the plaintiffs in the NY Actions filed the Second Amended Complaint on July 1, 2015. The Second Amended Complaint named as defendants TWC, the members of the TWC board of directors, Charter and the merger subsidiaries. The Second Amended Complaint generally alleged, among other things, that the members of the TWC board of directors breached their fiduciary duties to TWC stockholders during the Charter merger negotiations and by entering into the merger agreement and approving the mergers, and that Charter and its subsidiaries aided and abetted such breaches of fiduciary duties. The complaint sought, among other relief, an injunction against the stockholder vote on the mergers, compensatory damages in an unspecified amount, and costs and attorneys’ fees.
On September 9, 2015, the parties entered into a memorandum of understanding (“MOU”) to settle the action. Pursuant to the MOU, defendants issued certain supplemental disclosures relating to the mergers on a Form 8-K, and plaintiffs agreed to release with prejudice all claims that could have been asserted against defendants in connection with the mergers. The settlement is conditioned on, among other things, consummation of the transactions between TWC and Charter, and must be approved by the New York Supreme Court. In the event that the New York Supreme Court does not approve the settlement, the defendants intend to defend against any further litigation.
On August 21, 2015, a purported stockholder of Charter filed a lawsuit in the Delaware Court of Chancery, on behalf of a putative class of Charter stockholders, challenging the transactions between Charter, TWC, A/N and Liberty Broadband announced by Charter on May 26, 2015 (collectively, the “Transactions”). The lawsuit is captioned Sciabacucchi v. Liberty Broadband Corp., C.A. No. 11418-VCG (the “Delaware Action”), and names as defendants Liberty Broadband, Charter, the board of directors of Charter, and New Charter. Plaintiff alleged that the Transactions improperly benefit Liberty Broadband at the expense of other Charter shareholders, and that Charter issued a false and misleading proxy statement in connection with the Transactions. Plaintiff requested, among other things, that the Delaware Court of Chancery enjoin the September 21, 2015 special meeting of Charter stockholders at which Charter stockholders were asked to vote on the Transactions until the defendants disclosed certain information relating to Charter and the Transactions. The disclosures demanded by the plaintiff included (i) certain unlevered free cash flow projections for Charter and (ii) a Form of Proxy and Right of First Refusal Agreement (“Proxy”) by and among Liberty Broadband, A/N, Charter and New Charter, which was referenced in the description of the Second Amended and Restated Stockholders Agreement, dated May 23, 2015, among Charter, New Charter, Liberty Broadband and A/N. On September 9, 2015, Charter issued supplemental disclosures containing unlevered free cash flow projections for Charter and the Proxy. In return, the plaintiff agreed his disclosure claims were moot and withdrew his application to enjoin the Transactions. The defendants in the Delaware Action believe that the complaint is without merit. Charter has not yet responded to this suit but intends to deny any liability and believes that it has substantial defenses.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2014 includes “Risk Factors” under Item 1A of Part I. Our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 includes “Risk Factors” under Item 1A of Part II. Additionally, our Proxy Statement filed August 20, 2015, includes “Risk Factors” related to the transactions with TWC, Bright House and Liberty.

Other than risks set forth in our Form 10-K for the year ended December 31, 2014 under "Risk Related to the Transactions" that no longer apply as a result of the termination of the Comcast Transactions, there have been no material changes from the risk factors described in our Form 10-K, Form 10-Q or in our Proxy Statement.

Item 2.     Unregistered Sales of Equity Proceeds and Use of Proceeds.

(C) Purchases of Equity Securities by the Issuer

The following table presents Charter's purchases of equity securities completed during the third quarter of 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2015	1,442 (1)	$175.56	N/A	N/A
August 1 - 31, 2015	717 (1)	$183.35	N/A	N/A
September 1 - 30, 2015	2,477 (1)	$188.39	N/A	N/A

(1)	Represents shares of Charter common stock withheld for payment of income tax withholding owed by employees upon vesting of restricted shares and restricted stock units.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President - Finance, Controller and
Date: October 29, 2015		Chief Accounting Officer

S- 1

Exhibit Index

Exhibit	Description

4.1
Indenture, dated as of July 23, 2015, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and CCO Safari II, LLC, as issuers, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Charter Communications, Inc. filed on July 27, 2015 (File No. 001-33664)).

4.2
First Supplemental Indenture, dated as of July 23, 2015, among CCO Safari II, LLC, as escrow issuer, CCH II, LLC, as limited guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Charter Communications, Inc. filed on July 27, 2015 (File No. 001-33664)).

4.3	Form of 3.579% Senior Secured Notes due 2020 (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K of Charter Communications, Inc. filed on July 27, 2015 (File No. 001-33664)).
4.4	Form of 4.464% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.4 to the current report on Form 8-K of Charter Communications, Inc. filed on July 27, 2015 (File No. 001-33664)).
4.5	Form of 4.908% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.5 to the current report on Form 8-K of Charter Communications, Inc. filed on July 27, 2015 (File No. 001-33664)).
4.6	Form of 6.384% Senior Secured Notes due 2035 (incorporated by reference to Exhibit 4.6 to the current report on Form 8-K of Charter Communications, Inc. filed on July 27, 2015 (File No. 001-33664)).
4.7	Form of 6.484% Senior Secured Notes due 2045 (incorporated by reference to Exhibit 4.7 to the current report on Form 8-K of Charter Communications, Inc. filed on July 27, 2015 (File No. 001-33664)).
4.8	Form of 6.834% Senior Secured Notes due 2055 (incorporated by reference to Exhibit 4.8 to the current report on Form 8-K of Charter Communications, Inc. filed on July 27, 2015 (File No. 001-33664)).
10.1
Exchange and Registration Rights Agreement, dated July 23, 2015 relating to the 3.579% Senior Secured Notes due 2020, 4.464% Senior Secured Notes due 2022, 4.908% Senior Secured Notes due 2025, 6.384% Senior Secured Notes due 2035, 6.484% Senior Secured Notes due 2045 and 6.834% Senior Secured Notes due 2055, between CCO Safari II, LLC and Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and UBS Securities LLC, as representatives of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on July 27, 2015 (File No. 001-33664)).

10.2
Escrow Agreement, dated as of July 23, 2015, among CCO Safari II, LLC, Bank of America, C.A., as escrow agent, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on July 27, 2015 (File No. 001-33664)).

10.3
Incremental Activation Notice, dated as of August 24, 2015 delivered by Charter Communications Operating, LLC, CCO Holdings, LLC, the subsidiary guarantors party thereto, each Term H Lender party thereto to, each Term I Lender party thereto and Bank of America, N.A., as Administrative Agent under the Amended and Restated Credit Agreement, dated as of April 11, 2012 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on August 28, 2015 (File No. 001-33664)).

10.4
Amendment No. 5, dated as of August 24, 2015, to the Amended and Restated Credit Agreement dated as of April 11, 2012 between Charter Communications Operating, LLC, as borrower, CCO Holdings, LLC, as guarantor, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on August 28, 2015 (File No. 001-33664)).

10.5
Escrow Credit Agreement, dated as of August 24, 2015, between CCO Safari III, LLC, as borrower, and Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on August 28, 2015 (File No. 001-33664)).

10.6
Escrow Agreement, dated as of August 24, 2015, between CCO Safari III, LLC, as borrower, Bank of America, N.A., as administrative agent, and U.S. Bank, N.A., as escrow agent (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on August 28, 2015 (File No. 001-33664)).

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

E- 1

101**
The following financial statements from Charter Communications, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, filed with the Securities and Exchange Commission on October 29, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

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