Form 10-K
period 2015-12-31
CHARTER COMMUNICATIONS, INC. /MO/
filed 2016-02-10
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
______________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant of outstanding Class A common stock held by non-affiliates of the registrant at June 30, 2015 was approximately $13.9 billion, computed based on the closing sale price as quoted on the NASDAQ Global Select Market on that date. For purposes of this calculation only, directors, executive officers and the principal controlling shareholders or entities controlled by such controlling shareholders of the registrant are deemed to be affiliates of the registrant.

There were 112,438,828 shares of Class A common stock outstanding as of December 31, 2015. There were no shares of Class B common stock outstanding as of the same date.

Documents Incorporated By Reference

Information required by Part III is incorporated by reference from Registrant’s proxy statement or an amendment to this Annual Report on Form 10-K to be filed by April 30, 2016.

CHARTER COMMUNICATIONS, INC.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2015

This annual report on Form 10-K is for the year ended December 31, 2015. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “we,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries.

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

•	delays in the completion of the Transactions;

•	the risk that a condition to completion of the Transactions may not be satisfied;

•	the risk that regulatory or other approvals that may be required for the Transactions is delayed, is not obtained or is obtained subject to material conditions that are not anticipated;

•	New Charter’s ability to achieve the synergies and value creation contemplated by the Transactions;

•	New Charter’s ability to promptly, efficiently and effectively integrate acquired operations into its own operations;

•	managing a significantly larger company than before the completion of the Transactions;

•	diversion of management time on issues related to the Transactions;

•	changes in Charter’s, TWC’s or Bright House’s businesses, future cash requirements, capital requirements, results of operations, revenues, financial condition and/or cash flows;

•	disruption in the existing business relationships of Charter, TWC and Bright House as a result of the Transactions;

•	the increase in indebtedness as a result of the Transactions, which will increase interest expense and may decrease Charter’s operating flexibility;

•
changes in transaction costs, the amount of fees paid to financial advisors, potential termination fees and the potential payments to TWC’s and Bright House's executive officers in connection with the Transactions;

•	operating costs and business disruption that may be greater than expected; and

•	the ability to retain and hire key personnel and maintain relationships with providers or other business partners pending completion of the Transactions.

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

•	general business conditions, economic uncertainty or downturn, unemployment levels and the level of activity in the housing sector;

•	our ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);

•	the development and deployment of new products and technologies including our cloud-based user interface, Spectrum Guide®, and downloadable security for set-top boxes;

•	the effects of governmental regulation on our business or potential business combination transactions;

•	any events that disrupt our networks, information systems or properties and impair our operating activities and negatively impact our reputation;

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

iii

PART I

Item 1. Business.

Introduction

We are among the largest providers of cable services in the United States, offering a variety of entertainment, information and communications solutions to residential and commercial customers. Our infrastructure consists of a hybrid of fiber and coaxial cable plant with approximately 12.8 million estimated passings, with 98% at 550 megahertz (“MHz”) or greater, 99% of plant miles two-way active and 99% of plant all-digital. A national Internet Protocol (“IP”) infrastructure interconnects Charter Communications, Inc. (“Charter”) markets. See “Item 1. Business — Products and Services” for further description of these terms and services, including "customers."

As of December 31, 2015, we served approximately 6.7 million residential and small and medium business customers. We sell our video, Internet and voice services primarily on a subscription basis, often in a bundle of two or more services, providing savings and convenience to our customers. Bundled services are available to approximately 98% of our passings, and approximately 61% of our customers subscribe to a bundle of services.

We served approximately 4.3 million residential video customers as of December 31, 2015. We completed our all-digital rollout in 2014 and substantially all of our markets now offer over 200 HD channels and faster Internet speeds. We have launched the Charter Spectrum® brand in our all-digital markets. Digital video enables our customers to access advanced video services such as high definition ("HD") television, video on demand programming, an interactive program guide and digital video recorder (“DVR”) service.

We also served approximately 5.2 million residential Internet customers as of December 31, 2015. Our Internet service is available in a variety of download speeds of up to 100 megabits per second (“Mbps”), and up to 120 Mbps in certain markets, and upload speeds of up to 5 Mbps. Approximately 88% of our Internet customers have at least 60 Mbps download speed.

We provided voice service to approximately 2.6 million residential customers as of December 31, 2015. Our voice services typically include unlimited local and long distance calling to the United States, Canada and Puerto Rico, plus other features, including voicemail, call waiting and caller ID.

Through Spectrum Business®, we provide scalable, tailored broadband communications solutions to business and carrier organizations, such as video entertainment services, Internet access, business telephone services, data networking and fiber connectivity to cellular towers and office buildings. As of December 31, 2015, we served approximately 671,000 small and medium business primary service units ("PSUs") and 30,000 enterprise PSUs. Our advertising sales division, Spectrum Reach®, provides local, regional and national businesses with the opportunity to advertise in individual markets on cable television networks.

For the year ended December 31, 2015, we generated approximately $9.8 billion in revenue, of which approximately 83% was generated from our residential video, Internet and voice services. We also generated revenue from providing video, Internet, voice and fiber connectivity services to commercial businesses and from the sale of advertising. Sales from residential Internet and triple play customers (customers receiving all three service offerings, video, Internet and voice) and from commercial services have contributed to the majority of our recent revenue growth.

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

TWC Transaction

On May 23, 2015, we entered into an Agreement and Plan of Mergers (the “Merger Agreement”) with Time Warner Cable Inc. ("TWC"), CCH I, LLC (“New Charter”), a wholly owned subsidiary of Charter; Nina Corporation I, Inc., Nina Company II, LLC,

a wholly owned subsidiary of New Charter; and Nina Company III, LLC, a wholly owned subsidiary of New Charter, pursuant to which the parties will engage in a series of transactions that will result in Charter and TWC becoming wholly owned subsidiaries of New Charter (the “TWC Transaction”), on the terms and subject to the conditions set forth in the Merger Agreement. After giving effect to the TWC Transaction, New Charter will be the new public company parent that will hold the operations of the combined companies. Upon consummation of the TWC Transaction, each outstanding share of TWC common stock (other than TWC stock held by Liberty Broadband Corporation ("Liberty Broadband") and Liberty Interactive Corporation (collectively, the "Liberty Parties")), will be converted into the right to receive $100 in cash and shares of New Charter Class A common stock ("New Charter common stock") equivalent to 0.5409 shares of Charter Class A common stock. Each stockholder of TWC will also have the option to elect to receive for each outstanding share of TWC common stock (other than TWC stock held by the Liberty Parties) $115 in cash and shares of New Charter common stock equivalent to 0.4562 shares of Charter common stock. Upon consummation of the TWC Transaction, each share of TWC common stock held by the Liberty Parties will be converted into New Charter common stock. The total enterprise value of TWC based on the estimated value of purchase price consideration is approximately $79 billion, including cash, equity and TWC debt to be assumed. The value of the consideration will fluctuate based on the number of shares outstanding and the market value of Charter's Class A common stock on the acquisition date, among other factors. In certain circumstances a termination fee may be payable by either Charter or TWC upon termination of the TWC Transaction as more fully described in the Merger Agreement.

Bright House Transaction

On March 31, 2015, we entered into a definitive Contribution Agreement (the “Contribution Agreement”), which was amended on May 23, 2015 in connection with the execution of the Merger Agreement, with Advance/Newhouse Partnership (“A/N”), A/NPC Holdings LLC, New Charter and Charter Communications Holdings, LLC (“Charter Holdings”), our wholly owned subsidiary, pursuant to which Charter would become the owner of the membership interests in Bright House Networks, LLC (“Bright House”) and any other assets (other than certain excluded assets and liabilities and non-operating cash) primarily related to Bright House (the “Bright House Transaction”). At closing, Charter Holdings will pay to A/N approximately $2 billion in cash and issue to A/N convertible preferred units of Charter Holdings with a face amount of $2.5 billion which will pay a 6% coupon, and approximately 34.3 million common units of Charter Holdings that are exchangeable into New Charter common stock on a one-for-one basis with a value of approximately $6 billion.

Liberty Transaction and Debt Financing for the TWC Transaction and Bright House Transaction

Assuming that all TWC stockholders (excluding the Liberty Parties) elect the $100 per share cash option, the cash portion of the consideration for the TWC Transaction is expected to be approximately $28 billion and the cash portion of the Bright House Transaction is approximately $2 billion. In connection with the TWC Transaction, Charter and Liberty Broadband entered into an investment agreement, pursuant to which Liberty Broadband agreed to invest $4.3 billion in New Charter at the closing of the TWC Transaction to partially finance the cash portion of the TWC Transaction consideration. In connection with the Bright House Transaction, Liberty Broadband agreed to purchase at the closing of the Bright House Transaction $700 million of New Charter Class A common stock (or, if the TWC Transaction is not consummated prior to the completion of the Bright House Transaction, Charter Class A common stock).

Charter expects to finance the remaining cash portion of the purchase price of the TWC Transaction and Bright House Transaction with additional indebtedness and cash on the companies’ balance sheets.  In 2015, we issued $15.5 billion CCO Safari II, LLC ("CCO Safari II") senior secured notes, $3.8 billion CCO Safari III, LLC ("CCO Safari III") senior secured bank loans and $2.5 billion CCOH Safari, LLC ("CCOH Safari") senior unsecured notes. Charter has remaining commitments of approximately $2.7 billion from banks to provide incremental senior secured term loan facilities and senior unsecured notes, as well as an incremental $1.7 billion revolving facility. In addition, the bank commitments provide for a $4.3 billion bridge facility if all TWC stockholders (other than the Liberty Parties) elect the $115 per share cash option, in the event Charter is unable to issue senior unsecured notes in advance of the closing of the TWC Transaction.

Regulatory Approval Process

We have made all of the necessary filings of applications for the TWC Transaction and the Bright House Transaction.  The Federal Communications Commission (“FCC”) comment cycle closed mid-November, and we are working closely with the FCC and the Department of Justice to make sure they have all the information they need to evaluate the merits of the transactions.  The FCC’s informal 180-day clock for approval will run to March 25, 2016 although the FCC could stop and restart the clock later if they determined to do so. We have received approval or authorization from all necessary state authorities except California, Hawaii and New Jersey, with California currently having a schedule indicating an order being issued in June 2016.  We have filed a motion in California seeking to expedite the timing of the California proceeding although we cannot predict the outcome of our efforts to seek an earlier decision. We have obtained approvals exceeding the threshold closing condition for franchise authorities approving the transactions.  We have raised or received commitments for all of the acquisition financing, and we will be operationally ready to close upon obtaining regulatory approvals. We expect the closing to occur in the second quarter of 2016 subject to regulatory approval and other closing conditions.

Transaction-Related Commitments

In connection with the regulatory approval process before the FCC, Charter has made commitments regarding the following items:

•	Investments within four years of closing the TWC Transaction and Bright House Transaction

◦	Invest at least $2.5 billion in the build-out of networks into commercial areas

◦	Build one million line extensions to homes in the franchise areas of New Charter

◦	Deploy over 300,000 out-of-home WiFi access points

•	Internet and interconnection

◦
Comply with the open Internet rules that prohibit blocking, throttling, and paid prioritization for three years from the closing of the TWC Transaction and Bright House Transaction without regard to the outcome of ongoing litigation regarding FCC’s open Internet rules

◦	Maintain a settlement-free interconnection policy until December 31, 2018

◦	Refrain from instituting usage-based pricing for Internet service for three years from the closing of the TWC Transaction and Bright House Transaction

◦
Offer 30 Mbps high-speed Internet service to households with children in notional free and reduced school lunch programs and to seniors 65 years of age and older who are on social security supplemental income

•	Product and operations

◦
Transition TWC’s and Bright House’s networks to all-digital within 30 months of closing and enable at least 60 Mbps download speeds for New Charter’s Internet service and improve the video product by adding HD and on-demand options

◦
Consistent packaging and pricing strategy to be transitioned to Charter’s current model within 12 months of closing for TWC and Bright House markets that are already all-digital at closing; same offering for all other areas once those systems have been converted to all-digital

◦	Continue to insource call center and field technician jobs, including returning TWC call center jobs to the U.S.

With respect to the settlement-free interconnection policy (the “Policy”), Charter committed to the FCC to enter into an agreement to exchange Internet traffic with any entity providing content to Charter customers. The material terms of Charter’s obligations are: (1) to enter into an interconnection contract with an applicant meeting the technical criteria specified in Charter’s peering policy; (2) not to charge the interconnecting party money for exchanging Internet traffic pursuant to that contract; (3) to upgrade interconnection capacity with the interconnecting party within 90 days after a certain traffic threshold is met; and (4) to maintain interconnection contracts entered into pursuant to the Policy until at least December 31, 2018. If a party enters into an interconnection contract with Charter pursuant to the Policy, that party’s obligations include several items that assist Charter and the interconnecting party in transmitting traffic on a settlement-free basis efficiently across the interconnected networks including: (1) not to charge Charter money for exchanging Internet traffic; (2) to interconnect at each of the Charter points of presence listed in the Policy and at any additional Charter point of presence within 90 days of its establishment; (3) to maintain a minimum traffic exchange of 3 Gbps (95th percentile) at each Charter point of presence in the dominant direction as measured on a monthly basis; (4) to deliver traffic to the Charter point of presence closest to the location at which the corresponding Internet customer traffic terminates; (5) to label the data traffic in ways that assist Charter in efficiently managing its network; and (6) to upgrade interconnection capacity with Charter within 90 days after a certain traffic threshold is met. Charter may also suspend an interconnection arrangement in certain circumstances including security reasons or if the interconnecting party sends traffic in excess of certain maximums based on the growth in the traffic of the interconnecting party. Charter may choose to extend the Policy and the interconnection agreements under the Policy but does not have any current plans whether to extend the Policy or the underlying agreements. Under the open Internet rules adopted by the FCC, the FCC has determined that interconnection arrangements are subject to oversight under a “just and reasonable” standard and that the FCC will consider the reasonableness of Internet traffic exchange arrangements on a case by case basis. Charter believes its interconnection policy is fully consistent with the FCC open Internet rules although the FCC may choose to assess Charter’s interconnection policy or interconnection agreements pursuant to the open Internet rules.

In connection with New York’s approval of the TWC Transaction, Charter has also agreed to certain commitments to New York including commitments regarding low-income broadband offerings as referenced above, maintaining existing TWC low price service offerings for new customers for a period of two years after closing and for existing customers for a period of three years, building our networks to serve 145,000 currently unserved or underserved households or businesses in New Charter’s New York footprint, enhancing broadband speeds, maintaining certain New York customer facing jobs and investing in and enhancing customer service. As certain of our applications for approval remain pending, Charter may enter into additional commitments in connection with the TWC Transaction and the Bright House Transaction.

Comcast Transactions

On April 25, 2014, we entered into a binding definitive agreement (the “Comcast Transactions Agreement”) with Comcast Corporation (“Comcast”), which contemplated the following transactions: (1) an asset purchase, (2) an asset exchange and (3) a contribution and spin-off transaction (collectively, the “Comcast Transactions”). Pursuant to the terms of the Comcast Transactions Agreement, Comcast had the right to terminate the Comcast Transactions Agreement upon termination of the merger agreement among Comcast, TWC and Tango Acquisition Sub, Inc. (the “Comcast Merger Agreement”). On April 24, 2015, Comcast and TWC terminated the Comcast Merger Agreement, and Comcast delivered a notice of termination of the Comcast Transactions Agreement to Charter (the “Termination Notice”).  As a result of the termination, proceeds from the issuance of $3.5 billion aggregate principal amount of CCOH Safari notes and $3.5 billion aggregate principal amount of CCO Safari, LLC ("CCO Safari") Term G Loans ("Term G Loans"), which were held in escrow and intended to fund the closing of the Comcast Transactions, were utilized to settle the related debt obligation in April 2015.

Corporate Entity Structure

The chart below sets forth our entity structure and that of our direct and indirect subsidiaries. This chart does not include all of our affiliates and subsidiaries and, in some cases, we have combined separate entities for presentation purposes. The equity ownership percentages shown below are approximations. Indebtedness amounts shown below are principal amounts as of December 31, 2015. See Note 8 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data," which also includes the accreted values of the indebtedness described below.

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

Intermediate Holding Companies. As indicated in the organizational chart above, our intermediate holding companies indirectly own the subsidiaries that own or operate all of our cable systems. Five of these subsidiaries including, CCOH Safari, CCO Safari II, CCO Safari III, CCO Holdings, LLC (“CCO Holdings”) and Charter Communications Operating, LLC (“Charter Operating”) had debt obligations as of December 31, 2015. For a description of the debt issued by these issuers please see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Description of Our Outstanding Debt.”

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

The following table summarizes our customer statistics for video, Internet and voice as of December 31, 2015 and 2014 (in thousands, except per customer data and footnotes).

	Approximate as of
	December 31,
	2015 (a)	2014 (a)
Customer Relationships (b)
Residential (c)	6,284	5,990
Small and Medium Business (e)	390	332
Total Customer Relationships	6,674	6,322

Residential PSUs (c)
Video	4,322	4,324
Internet	5,227	4,785
Voice	2,598	2,439
	12,147	11,548

Monthly Residential Revenue per Residential Customer (d)	$111.19	$108.67

Small and Medium Business PSUs
Video (e)	108	95
Internet	345	290
Voice	218	177
	671	562

Monthly Small and Medium Business Revenue per Customer (f)	$0.17	$0.18

Enterprise PSUs (g)	30	25

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of December 31, 2015 and 2014, customers include approximately 38,100 and 35,100 customers, respectively, whose accounts were over 60 days, approximately 1,700 and 1,500 customers, respectively, whose accounts were over 90 days, and approximately 900 and 900 customers, respectively, whose accounts were over 120 days.

(b)
Customer relationships include the number of customers that receive one or more levels of service, encompassing video, Internet and voice services, without regard to which service(s) such customers receive. Total customer relationships excludes enterprise customer relationships.

(c)
Charter revised its methodology for counting customers who reside in residential multiple dwelling units (“MDUs”) that are billed under bulk contracts. Beginning in the fourth quarter of 2015, we count and report customers based on the number of billed units within each bulk MDU, similar to recent reporting changes at our peers and reflecting the completion of all-digital which requires a direct billing relationship for all units which receive a set-top box. Previously, our methodology for reporting residential customers generally excluded units under bulk arrangements, unless those units had a direct billing relationship. Prior year information has been revised to reflect our revised methodology.

(d)
Monthly residential revenue per residential customer is calculated as total residential video, Internet and voice quarterly revenue divided by three divided by average residential customer relationships during the respective quarter.

(e)
Charter revised its methodology for counting small and medium business video customers. Beginning in the fourth quarter of 2015, small and medium business customers are counted based on the number of customer locations. Previously, we had counted and reported video customers on an equivalent bulk unit (“EBU”) basis. EBUs were calculated by dividing the bulk price charged to accounts in an area by the published rate charged to non-bulk residential customers in that market for the comparable tier of service. Prior year information has been revised to reflect our revised methodology.

(f)
Monthly small and medium business revenue per customer is calculated as total small and medium business quarterly revenue divided by three divided by average small and medium business customer relationships during the respective quarter.

(g)	Enterprise PSUs represents the aggregate number of Charter's fiber service offerings counting each separate service offering at each customer location as an individual PSU.

Video Services

In 2015, residential video services represented approximately 47% of our total revenues. Our video service offerings include the following:

•
Video. Substantially all of our video customers receive a package of basic programming which generally consists of local broadcast television, local community programming, including governmental and public access, and limited satellite-delivered or non-broadcast channels, such as weather, shopping and religious programming along with a digital set-top box that provides an interactive electronic programming guide with parental controls, access to pay-per-view channels, including video on demand (available nearly everywhere), digital quality music channels and the option to also receive a cable card. Customers have the option to purchase additional tiers of services including premium channels which provide original programming, commercial-free movies, sports, and other special event entertainment programming.

•
Video On Demand, Subscription On Demand and Pay-Per-View. In most areas, we offer video on demand service which allows customers to select from 10,000 or more titles at any time. Video on demand includes standard definition, HD and three dimensional (“3D”) content. Video on demand programming options may be accessed for free if the content is associated with the customer’s linear subscription, or for a fee on a transactional basis. Video on demand services may also be offered on a subscription basis included in a digital tier premium channel subscription or for a monthly fee. Pay-per-view channels allow customers to pay on a per-event basis to view a single showing of a recently released movie, a one-time special sporting event, music concert, or similar event on a commercial-free basis.

•
High Definition Television. HD television offers our digital customers nearly all video programming at a higher resolution to improve picture and audio quality versus standard basic or digital video images. Our all-digital transmission of channels allows us to offer more than 200 HD channels in substantially all of our markets. We are also rolling out HD auto-tune in our markets which is a feature that ensures HD set-tops tune to the HD version of a channel even when the standard definition version is selected.

•
Digital Video Recorder. DVR service enables customers to digitally record programming and to pause and rewind live programming.    Charter customers may lease multiple DVR set-top boxes to maximize recording capacity on multiple televisions in the home.  Most of our customers also have the ability to program their DVR's remotely via the Spectrum TV App or on our website.

•
Spectrum TV App on Mobile Devices. The Spectrum TV App enables Charter video customers to search and discover content on a variety of customer owned devices, including the iPhone®, iPad®, and iPod Touch®, as well as the most popular Android™ based tablets. The Spectrum TV App allows customers to watch over 150 channels of cable TV and use the device as a remote to control their digital set-top box while in their home. It also allows customers the ability to browse Charter's program guide, search for programming, and schedule DVR recordings from inside and outside the home. Charter's online offerings include many of our largest and most popular networks. Customer's now have the ability to view OnDemand programming within the Spectrum TV App and can download programming directly to their device to view anytime, anywhere, even without an Internet connection. We also currently offer content already available online through Charter.net, and via programmer authenticated applications and websites such as HBO Go® and WatchESPN®.

•
Spectrum TV App on Immobile Devices. Charter launched the Spectrum TV App on Roku devices in 2015. This application enables all Charter video customers with a Roku device to watch live linear programming via the Spectrum TV App.

•
Spectrum Guide®. In certain markets, we have launched Spectrum Guide®, a network or “cloud” based user interface with a similar look and feel of the Spectrum TV App. Spectrum Guide® is designed to enable our customers to enjoy a common user interface with a state-of-the-art video experience on all of our existing and future set-top boxes. Spectrum Guide® was initially introduced in 2014 and we plan to continue to deploy and enhance this technology in 2016.

Internet Services

In 2015, residential Internet services represented approximately 31% of our total revenues. Approximately 96% of our estimated passings have available DOCSIS 3.0 wideband technology, allowing us to offer our residential customers multiple tiers of Internet services with download speeds of up to 100 Mbps, and up to 120 Mbps in certain markets.  Since going all-digital, our base Internet download speed offering is 60 Mbps, and 100 Mbps in certain markets. Our Internet portal, Charter.net, provides multiple e-mail addresses.  Finally, Charter Security Suite is included with our Internet services and, upon installation by customers, provides protection from computer viruses and spyware and parental control features.

Accelerated growth in the number of IP devices and bandwidth used in homes has created a need for faster speeds and greater reliability.  Charter is focused on providing services to fill those needs.  Charter offers an in-home WiFi product permitting customers to lease a high performing wireless router to maximize their wireless Internet experience. In 2015, in anticipation of new geographies and offered commitments in the TWC Transaction and Bright House Transaction, Charter launched an out-of-home WiFi service (“Spectrum WiFi”) in four market areas permitting Internet customers to access the Internet at designated "hot spots" within a particular market. This service is available at no charge to our Internet customers.

Voice Services

In 2015, residential voice services represented approximately 6% of our total revenues. We provide voice communications services using VoIP technology to transmit digital voice signals over our network. Our voice services include unlimited local and long distance calling to the United States, Canada and Puerto Rico, voicemail, call waiting, caller ID, call forwarding and other features and offers international calling either by the minute or through packages of minutes per month. For Charter voice and video customers, caller ID on TV is also available in most areas.

Commercial Services

In 2015, commercial services represented approximately 12% of our total revenues. Commercial services offered through Spectrum Business, include scalable broadband communications solutions for businesses and carrier organizations of all sizes such as Internet access, data networking, fiber connectivity to cellular towers and office buildings, video entertainment services and business telephone services.

•
Small and Medium Business.  Charter offers basic coax service primarily to small (1 - 19 employees) and medium (20 - 199 employees) businesses similar to our residential offerings. Spectrum Business includes a full range of video programming tiers and music services and coax Internet speeds of up to 100 Mbps downstream, 200 Mbps in certain markets, and up to 7 Mbps upstream in its DOCSIS 3.0 markets. Spectrum Business also includes a set of business cloud services including web hosting, e-mail and security, and multi-line telephone services with more than 30 business features including web-based service management.

•
Enterprise Solutions.  Charter offers fiber or complex services to medium and large (200+ employees) businesses including fiber Internet with symmetrical speeds of up to 10 Gbps and voice trunking services such as Primary Rate Interface (“PRI”) and Session Initiation Protocol (“SIP”) Trunks which provide higher-capacity voice services.   Charter also offers Metro Ethernet service that connects two or more locations for commercial customers with geographically dispersed locations with services up to 10 Gbps.  Metro Ethernet service can also extend the reach of the customer's local area network (“LAN”) within and between metropolitan areas. In addition to the above, Charter offers large businesses with multiple sites more specialized solutions such as custom fiber networks and Metro and long haul Ethernet. Charter also offers high-capacity last-mile data connectivity services to wireless and wireline carriers, Internet Service Providers (“ISPs”) and other competitive carriers on a wholesale basis.

Advertising Services

In 2015, sales of advertising represented approximately 3% of our total revenues. Our advertising sales division, Spectrum Reach®, provides local, regional and national business with the opportunity to advertise in individual markets on cable television networks. We receive revenues from the sale of local advertising on digital advertising networks and satellite-delivered networks such as MTV®, CNN® and ESPN®. In any particular market, we generally insert local advertising on over 50 channels. In most cases, the available advertising time is sold by our sales force, however in some markets, we enter into representation agreements with contiguous cable system operators under which another operator in the area will sell advertising on our behalf for a percentage of the revenue. In some markets, we sell advertising on behalf of other operators.

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

Charter's pricing and packaging approach emphasizes the triple play products of video, Internet and voice services and combines our most popular and competitive services in core packages at what we believe is a fair price. We believe our approach offers:

•	simplicity for both our customers in understanding our offers, and our employees in service delivery;

•	the ability to package more services at the time of sale and include more product in each service, thus increasing revenue per customer;

•	a higher quality product offering through more HD channels, improved pricing for HD and HD/DVR equipment and faster Internet speeds;

•	lower expected churn as a result of higher customer satisfaction; and

•	gradual price increases at the end of promotional periods.

Our Network Technology and Customer Premise Equipment

Our network includes three components: the national backbone, regional/metro networks and the “last-mile” network.  Both our national backbone and regional/metro network components utilize or plan to utilize a redundant Internet Protocol (“IP”) ring/mesh architecture.  The national backbone provides connectivity from the regional demarcation points to nationally centralized content, connectivity and services.  The regional/metro network components provide connectivity between the regional demarcation points and headends within a specific geographic area and enable the delivery of content and services between these network components.

Our last-mile network utilizes a hybrid fiber coaxial cable (“HFC”) architecture, which combines the use of fiber optic cable with coaxial cable.  In most systems, we deliver our signals via fiber optic cable from the headend to a group of nodes, and use coaxial cable to deliver the signal from individual nodes to the homes served by that node. For our fiber Internet, Ethernet, carrier wholesale, SIP and PRI commercial customers, fiber optic cable is extended from the individual nodes all the way to the customer's site.  Our design standard is six strands of fiber to each node, with two strands activated and four strands reserved for spares and future services.  This design standard allows these strands to be utilized for additional residential traffic capacity, and enterprise customer needs as they arise. We believe that this hybrid network design provides high capacity and signal quality.  The design also provides two-way signal capabilities for the support of interactive services.

HFC architecture benefits include:

•	bandwidth capacity to enable traditional and two-way video and broadband services;

•	dedicated bandwidth for two-way services; and

•	signal quality and high service reliability.

Approximately 98% of our estimated passings are served by systems that have bandwidth of 550 megahertz or greater and 99% are two-way activated as of December 31, 2015. This bandwidth capacity enables us to offer digital television, Internet services, voice services and other advanced video services.

In 2014, we completed our transition from analog to digital transmission of the channels we distribute which allows us to recapture bandwidth. The all-digital platform enables us to offer a larger selection of HD channels, faster Internet speeds and better picture quality while providing greater plant security and lower transaction costs.

For set-top boxes, we are implementing a video conditional access strategy utilizing our downloadable security on a set-top box specified by us which can be manufactured by many different manufacturers. As we roll out downloadable security, we will utilize the Worldbox, and are introducing Spectrum Guide® in parallel to virtually all box types. Worldbox, by utilizing downloadable security along with the introduction of Spectrum Guide®, has reduced our incremental set-top box costs and allows for a consistent service for all of our customers and on all of their televisions with a service that is rich in HD, has modern search and discovery features and is capable of improved implementation of future enhancements.

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

Charter continues to focus on improving the customer experience through enhanced product offerings, reliability of services, and quality of customer care.  We have in-house domestic call centers that handle over 85% of our calls.  The centers are managed centrally to ensure a consistent and satisfying customer experience.  We also provide customers with the opportunity to interact with us through a variety of forums in addition to traditional telephonic communications, including on-line and chat.   We utilize our web portals to enable customers to order and upgrade services, manage their accounts, and leverage tools for self-care. Our services include a new and improved Internet portal, Charter.net, making it easier for customers to manage their account, seek self-help and watch TV online.

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

Programming

General

We believe that offering a wide variety of programming influences a customer’s decision to subscribe to and retain our cable video services. We rely on our experience in programming cable systems, which includes market research, customer demographics and local programming preferences to determine channel offerings in each of our markets. We obtain basic and premium programming from a number of suppliers, usually pursuant to written contracts. Our programming contracts generally continue for a fixed period of time, usually from three to eight years, and are subject to negotiated renewal. Some programming suppliers offer financial incentives to support the launch of a channel and/or ongoing marketing support. We also negotiate volume discount pricing structures. We have more recently negotiated for additional content rights allowing us to provide programming on-line to our authenticated customers.

Costs

Programming is usually made available to us for a license fee, which is generally paid based on the number of customers to whom we make such programming available. Programming costs are usually payable each month based on calculations performed by us and are generally subject to annual cost escalations and may be subject to audits by the programmers. Programming license fees may include “volume” discounts available for higher numbers of customers, as well as discounts for channel placement or service penetration. Some channels are available without cost to us for a limited period of time, after which we pay for the programming. For home shopping channels, we receive a percentage of the revenue attributable to our customers’ purchases, as well as, in some instances, incentives for channel placement. We also offer pay per view channels of movies and events that are subject to revenue split with the content provider.

Our programming costs have increased in every year we have operated in excess of customary inflationary and cost-of-living type increases. We expect them to continue to increase due to a variety of factors including amounts paid for retransmission consent, annual increases imposed by programmers with additional selling power as a result of media consolidation, and carriage of incremental programming, including new sports services and on-line linear services and video on demand programming. In particular, programming costs are increasing as a result of significant sports programming cost increases over the past several years and the demands of large media companies who link carriage of their most popular networks to carriage and cost increases for all of their networks. In addition, contracts to purchase sports programming sometimes provide for optional additional games to be added to the service and made available on a surcharge basis during the term of the contract. Programmers continue to create new networks and migrate popular programming, such as sporting events, to those networks. Spreading popular programming across more networks often results in us having to pay more for a suite of networks offered by any one programmer. Finally, programmers have experienced declines in demand for advertising as advertisers shift more of their marketing spend online. We believe this results in programmers demanding higher programming fees from us as programmers seek to recover revenue they are losing to online advertising.

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

Over the past several years, increases in our video service rates have not fully offset increasing programming costs, and with the impact of increasing competition and other marketplace factors, we do not expect them to do so in the foreseeable future. Although we pass along a portion of amounts paid for retransmission consent to the majority of our customers, our inability to fully pass programming cost increases on to our video customers has had, and is expected in the future to have, an adverse impact on our cash flow and operating margins associated with the video product. In order to mitigate reductions of our operating margins due to rapidly increasing programming costs, we continue to review our pricing and programming packaging strategies, and we plan to continue to migrate certain program services from our more highly penetrated levels of service to our less highly penetrated tiers as contracts permit, remove underperforming services and limit the launch of non-essential, new networks.

We have programming contracts that have expired and others that will expire at or before the end of 2016. We will seek to renegotiate the terms of these agreements. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable, we have been, and may in the future be, forced to remove such programming channels from our line-up, which may result in a loss of customers.

Franchises

As of December 31, 2015, our systems operated pursuant to a total of approximately 3,300 franchises, permits, and similar authorizations issued by local and state governmental authorities. Such governmental authorities often must approve a transfer to another party. Most franchises are subject to termination proceedings in the event of a material breach. In addition, most franchises require us to pay the granting authority up to 5.0% of revenues as defined in the various agreements, which is the maximum amount that may be charged under the applicable federal law. We are entitled to and generally do pass this fee through to the customer.

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

Markets

We operate in geographically diverse areas which are organized in regional clusters. These markets are managed centrally on a consolidated level. Our eleven markets and the customer relationships within each market as of December 31, 2015 are as follows (in thousands):

Markets	Total Customer Relationships

California	705
Carolinas/Virginia	1,010
Central States	696
Michigan	696
Minnesota/Nebraska	375
Mountain States	409
New England	384
Northwest	583
Tennessee/Louisiana	956
Texas	228
Wisconsin	632

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

In terms of competition for customers, we view ourselves as a member of the broadband communications industry, which encompasses multi-channel video for television and related broadband services, such as high-speed Internet, voice, and other interactive video services. In the broadband communications industry, our principal competitors for video services are direct broadcast satellite (“DBS”) and telephone companies that offer video services. Our principal competitors for high-speed Internet services are the broadband services provided by telephone companies, including both traditional DSL, fiber-to-the-node, and fiber-to-the-home offerings, as well as wireless data providers. Our principal competitors for voice services are established telephone companies, other telephone service providers, and other carriers, including VoIP providers. At this time, we do not consider other traditional cable operators to be significant competitors in our overall market, as overbuilds are infrequent and geographically spotty (although in any particular market, a cable operator overbuilder would likely be a significant competitor at the local level). We could, however, face additional competition from other cable operators if they began distributing video over the Internet to customers residing outside their current territories.

Our key competitors include:

DBS

Direct broadcast satellite is a significant competitor to cable systems. The two largest DBS providers now serve more than 33 million subscribers nationwide. DBS service allows the subscriber to receive video services directly via satellite using a dish antenna.

Video compression technology and high powered satellites allow DBS providers to offer more than 315 digital channels. In 2015, major DBS competitors were especially competitive with promotional pricing for more basic services. While we continue to believe that the initial investment by a DBS customer exceeds that of a cable customer, the initial equipment cost for DBS has decreased substantially, as the DBS providers have aggressively marketed offers to new customers of incentives for discounted or free equipment, installation, and multiple units. DBS providers are able to offer service nationwide and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues and property tax, leads to greater efficiencies and lower costs in the lower tiers of service. We believe that cable-delivered video on demand and subscription video on demand services, which include HD programming, are superior to DBS service, because cable headends can provide communication to deliver many titles which customers can access and control independently, whereas DBS technology can only make available a much smaller number of titles with DVR-like customer control. DBS providers have also made attempts at deployment of Internet access services via satellite, but those services have been technically constrained and of limited appeal.

Telephone Companies and Utilities

Incumbent telephone companies, including AT&T Inc. (“AT&T”) and Verizon Communications, Inc. (“Verizon”), offer video and other services in competition with us, and we expect they will increasingly do so in the future. These companies are able to offer and provide two-way video, data and digital voice services that are similar to ours in various portions of their networks. In the case of Verizon, its high-speed data services (fiber optic service (“FiOS”)) offer speeds as high as or higher than ours. In addition, these companies continue to offer their traditional telephone services, as well as service bundles that include wireless voice services provided by affiliated companies. Based on internal estimates, we believe that AT&T (excluding DirecTV) and Verizon are offering video services in areas serving approximately 35% and 4%, respectively, of our estimated residential passings and we have experienced customer losses in these areas. AT&T and Verizon have also launched campaigns to capture more of the MDU market. When AT&T or Verizon have introduced or expanded their offering of video products in our market areas, we have seen a decrease in our video revenue as AT&T and Verizon typically roll out aggressive marketing and discounting campaigns to launch their products. Moreover, in July 2015, AT&T completed its acquisition of DirecTV, the nation’s largest DBS provider. This transaction created an even larger competitor for Charter’s video services that has the ability to expand its video service offerings to include bundled wireless offerings.

In addition to incumbent telephone companies obtaining video franchises or alternative video authorizations, they have been successful through various means in reducing or streamlining the video franchising requirements applicable to them. They have had success at the federal and state level in securing FCC rulings and statewide video franchise laws that facilitate telephone company entry into the video marketplace. Because telephone companies have been successful in avoiding or reducing franchise and other regulatory requirements that remain applicable to cable operators like us, their competitive posture has been enhanced in some areas. The large scale entry of incumbent telephone companies as direct competitors in the video marketplace has adversely affected the profitability and valuation of our cable systems.

Most telephone companies, including AT&T and Verizon, which already have plant, an existing customer base, and other operational functions in place (such as billing and service personnel), offer Internet access via traditional DSL service. DSL service allows Internet access to subscribers at data transmission speeds greater than those formerly available over conventional telephone lines. We believe DSL service is an alternative to our high-speed Internet service and is often offered at prices lower than our Internet services, although typically at speeds lower than the speeds we offer. DSL providers may currently be in a better position to offer voice and data services to businesses since their networks tend to be more extensive in commercial areas. We expect DSL to remain a significant competitor to our high-speed Internet services.

Many large incumbent telephone companies also provide fiber-to-the-node or fiber-to-the-home services in select areas of their footprints. Fiber-to-the-node networks can provide faster Internet speeds than conventional DSL, but still cannot typically match our Internet speeds. Our primary fiber-to-the-node competitor is AT&T's U-verse. The competition from AT&T U-verse is expected to intensify over time as AT&T completed an expansion in 2014 based on plans announced in late 2012 and entered into additional expansion commitments in connection with its acquisition of DirecTV. Fiber-to-the-home networks, however, can provide Internet speeds equal to or greater than Charter's current Internet speeds. Verizon's FiOS is the primary fiber-to-the-home competitor, although AT&T has also begun fiber-to-the home builds as well.

Our voice service competes directly with the voice services of incumbent telephone companies and other carriers, including Internet-based VoIP providers, for both residential and commercial voice service customers. Because we offer voice services, we are subject to considerable competition from such companies and other telecommunications providers, including wireless providers, with an increasing number of consumers choosing wireless over wired telephone services. The telecommunications and voice services industry is highly competitive and includes competitors with greater financial and personnel resources, strong brand name recognition, and long-standing relationships with regulatory authorities and customers. Moreover, mergers, joint ventures and alliances among our competitors have resulted in providers capable of offering video, Internet, and voice services in direct competition with us.

Additionally, we are subject to limited competition from utilities and/or municipal utilities that possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion.

Traditional Overbuilds

Cable systems are operated under non-exclusive franchises historically granted by state and local authorities. More than one cable system may legally be built in the same area. Franchising authorities may grant a second franchise to another cable operator that may contain terms and conditions more favorable than those afforded us. Well-financed businesses from outside the cable industry, such as public utilities that already possess fiber optic and other transmission lines in the areas they serve, have in some cases become competitors. There are a number of cities that have constructed their own cable systems, in a manner similar to city-provided utility services. There also has been interest in traditional cable overbuilds by private companies not affiliated with established local exchange carriers, including Google Fiber. Constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor’s overbuild would need to be able to serve the homes and businesses in the overbuilt area with equal or better service quality, on a more cost-effective basis than we can. Any such overbuild operation would require access to capital or access to facilities already in place that are capable of delivering cable television programming. We cannot predict the extent to which additional overbuild situations may occur.

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

Internet Delivered Video

Internet access facilitates the streaming of video, including movies and television shows, into homes and businesses. Online video services include those offered by Hulu, Netflix, Amazon and Apple. Increasingly, content owners are using Internet-based delivery of content directly to consumers, some without charging a fee to access the content. Further, due to consumer electronic innovations, consumers are able to watch such Internet-delivered content on televisions, personal computers, tablets, gaming boxes connected to televisions and mobile devices. In 2015, HBO, Showtime and CBS began selling their programming direct to consumers over the Internet. DISH Network launched Sling TV which includes ESPN among other programming, and Sony launched Playstation Vue which includes 85+ TV channels. Charter views online video distributors as complementary and has developed a cloud-based guide that can incorporate video from on-line video services. We believe some customers have chosen or will choose to receive video over the Internet rather than through our video on demand and subscription video services, thereby reducing our video revenues which may be offset by increases in our Internet revenues. We cannot predict the impact that Internet delivered video will have on our revenues and adjusted EBITDA as technologies continue to evolve.

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

Other Competitors

Local wireless Internet services operate in some markets using available unlicensed radio spectrum. Various wireless phone companies are now offering third and fourth generation (3G and 4G) wireless high-speed Internet services with fifth generation (5G) and faster services on the horizon. In addition, a growing number of commercial areas, such as retail malls, restaurants and airports, offer Wi-Fi Internet service. Numerous local governments are also considering or actively pursuing publicly subsidized Wi-Fi Internet access networks. Operators are also marketing PC cards and “personal hotspots” offering wireless broadband access to their cellular networks. These service options offer another alternative to cable-based Internet access. In addition, certain wireless carriers, including T-Mobile and Verizon, are exempting certain video traffic from data charges thus encouraging video over the Internet.

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

Regulation and Legislation

The following summary addresses the key regulatory and legislative developments affecting the cable industry and our three primary services for both residential and commercial customers: video service, Internet service, and voice service. Cable system operations are extensively regulated by the federal government (primarily the FCC), certain state governments, and many local governments. A failure to comply with these regulations could subject us to substantial penalties. Our business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have frequently revisited the subject of communications regulation and they are likely to do so again in the future. We could be materially disadvantaged in the future if we are subject to new regulations or regulatory actions that do not equally impact our key competitors. We cannot provide assurance that the already extensive regulation of our business will not be expanded in the future.

Video Service

Must Carry/Retransmission Consent. There are two alternative legal methods for carriage of local broadcast television stations on cable systems. Federal “must carry” regulations require cable systems to carry local broadcast television stations upon the request of the local broadcaster. Alternatively, federal law includes “retransmission consent” regulations, by which popular commercial television stations can prohibit cable carriage unless the cable operator first negotiates for “retransmission consent,” which may be conditioned on significant payments or other concessions. Congress passed legislation in 2014 imposing certain restrictions on broadcasters’ exercise of retransmission consent authority and directing the FCC to review aspects of its existing retransmission consent rules. That FCC review is on-going. Popular stations invoking “retransmission consent” have been demanding substantial compensation increases in their recent negotiations with cable operators, thereby significantly increasing our operating costs.

Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, and limit our ability to offer services that appeal to our customers and generate revenues.

Cable Equipment. In 1996, Congress enacted a statute requiring the FCC to adopt regulations designed to assure the development of an independent retail market for “navigation devices,” such as cable set-top boxes. As a result, the FCC required cable operators to make a separate offering of security modules (i.e., a “CableCARD”) that can be used with retail navigation devices. Some of the FCC’s rules requiring support for CableCARDs were vacated by the United States Court of Appeals for the District of Columbia in 2013. The FCC had also adopted an “integration ban,” which had required cable operators to use CableCARDs in all of their new set-top boxes. In 2013, Charter received a two-year waiver from the FCC’s “integration ban,” on the condition that Charter meet certain milestones regarding downloadable security by the end of the waiver period. In December 2014, as part of the Satellite Television Extension and Localism Act Reauthorization Act of 2014 (“STELAR”), Congress repealed the integration ban, effective December 4, 2015. STELAR also directed the FCC to establish a “working group of technical experts” to identify and report on downloadable security design options that are not unduly burdensome and that promote competition with respect to the availability of navigation devices. That group issued its report in August 2015, and comments on the report were subsequently filed at the FCC. The expert report identified alternative proposals, but no consensus recommendation, for FCC action. On January 27, 2016, the FCC Chairman announced that he had circulated a Notice of Proposed Rulemaking to the other FCC commissioners for vote on February 18, 2016 and outlined his proposal regarding navigation devices.  If adopted, the Chairman’s proposal would require us to allow navigation devices on our network if the navigation devices meet standards to be developed by a third party standard setting body envisioned by the proposed rules regardless of the manufacturer of the device.  It remains uncertain what rules, if any, will ultimately be adopted and what operating or financial impact any such rules might have on us including on the security of the content we obtain from programmers that is delivered over any third party navigation device, customer privacy and the user experience.

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

Our operations are also subject to federal and state laws governing information security. In the event of an information security breach, such rules may require consumer and government agency notification and may result in regulatory enforcement actions with the potential of monetary forfeitures. The FCC has recently used the existing authority under its privacy and security requirements for telecommunications services to bring enforcement actions against several companies companies (including one cable operator) for failing to protect customer data from unauthorized access by and disclosure to third parties, with resulting settlements ranging from $595,000 to $25 million. Similarly, the FTC and state attorneys general regularly bring enforcement actions against companies related to information security breaches and privacy violations. Congress and several state legislatures are considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for our business.

On February 12, 2014, the National Institute for Standards and Technologies (“NIST”), in cooperation with other federal agencies and owners and operators of U.S. critical infrastructure, released a voluntary framework that provides a prioritized and flexible model for organizations to identify and manage cyber risks inherent to their business. The NIST cybersecurity framework was directed by an Executive Order and a Presidential Policy Directive issued in 2013, and it is designed to supplement, not supersede, existing cybersecurity regulations and requirements. Several government agencies have encouraged compliance with the NIST cybersecurity framework, including the FCC, which is also considering expansion of its cybersecurity guidelines or the adoption of cybersecurity requirements. We cannot predict what proposals may be adopted or how new legislation and regulations, if any, would affect our business.

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

Pole Attachments. The Communications Act requires most utilities owning utility poles to provide cable systems with access to poles and conduits and simultaneously subjects the rates charged for this access to either federal or state regulation.  In 2011 and again in 2015, the FCC amended its existing pole attachment rules to promote broadband deployment.  The 2011 order allows for new penalties in certain cases involving unauthorized attachments, but generally strengthens the cable industry's ability to access investor-owned utility poles on reasonable rates, terms, and conditions.  Additionally, the 2011 order reduces the federal rate formula previously applicable to “telecommunications” attachments to closely approximate the rate formula applicable to “cable” attachments. The 2015 order (which may still be appealed by utility pole owners) continues the reconciliation of rates, effectively closing the remaining “loophole” that potentially allowed for significantly higher rates for telecommunications than for "cable" attachments in certain scenarios. Neither the 2011 order nor the 2015 order directly affect the rate in states that self-regulate (rather than allow the FCC to regulate pole rates), but many of those states have substantially the same rate for cable and telecommunications attachments.

Although the 2011 and 2015 orders do not impact the status quo treatment of cable-provided VoIP service as an unclassified service eligible for the favorable cable rate, the issue has not been fully resolved by the FCC, and a potential change in classification in a pending proceeding could adversely impact our pole attachment rates in states or for periods of time in which the cable rate is or was lower than the telecommunications rate.  Additionally, although the FCC’s 2015 reclassification of broadband Internet access as a telecommunications service also set forth the FCC’s intention that pole rates not increase as result, that reclassification ruling could adversely impact our pole attachment rates in states or for periods of time in which the cable rate is or was lower than the telecommunications rate.

Cable Rate Regulation. Federal law strictly limits the potential scope of cable rate regulation. Pursuant to federal law, all video offerings are universally exempt from rate regulation, except for a cable system’s minimum level of video programming service, referred to as “basic service,” and associated equipment. Rate regulation of basic service and associated equipment operates pursuant to a federal formula, with local governments, commonly referred to as local franchising authorities, primarily responsible for administering this regulation. The majority of our local franchising authorities have never certified to regulate basic service cable rates. In 2015, the FCC adopted an order (which is now under appeal) reversing its historic approach to rate regulation certifications and requiring a local franchise authority interested in regulating cable rates to first make an affirmative showing that there is no “effective competition” (as defined under federal law) in the community. Very few local franchise authorities have filed the necessary rate regulation certification, and the FCC’s 2015 order should make it more difficult for such entities to assert rate regulation in the future.

There have been calls to impose expanded rate regulation on the cable industry. Confronted with rapidly increasing cable programming costs, it is possible that Congress may adopt new constraints on the retail pricing or packaging of cable programming. Any such constraints could adversely affect our operations.

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

The traditional cable franchising regime has undergone significant change as a result of various federal and state actions. The FCC has adopted rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce certain franchising burdens for these new entrants. The FCC adopted more modest relief for existing cable operators.

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

Internet Service

On February 26, 2015, the FCC adopted an order that: (1) reclassified broadband Internet service as a Title II service, (2) applied certain existing Title II provisions and associated regulations (including requiring that rates and practices be just, reasonable, and nondiscriminatory, allowing complaints in court and before the FCC, imposing privacy and disability obligations, and providing broadband providers with access to poles and conduits), (3) forbore from applying a range of other existing Title II provisions and associated regulations, but to varying degrees indicated that this forbearance may be only temporary, and (4) issued new rules expanding disclosure requirements and prohibiting blocking, throttling, paid prioritization, and unreasonable interference with the ability of end users and edge providers to reach each other. The order also subjected broadband providers’ Internet traffic exchange rates and practices to potential FCC oversight and created a mechanism for third parties to file complaints regarding these matters. The order has been appealed by multiple parties, but the rules are currently in effect (except for the expanded disclosure requirements, which will not become effective until they receive approval from the Office of Management and Budget). The order could have a material adverse effect on our business and results of operations. The FCC is also considering the appropriate regulatory framework for VoIP service, including whether that service should be regulated under Title II. While we cannot predict what rules the FCC will adopt as part of these rulemakings, any changes to the regulatory framework for our Internet or VoIP services could have a negative impact on our business and results of operations. Charter has, however, made certain commitments to comply with the FCC’s order in connection with the FCC’s review of Charter’s pending TWC Transaction and Bright House Transaction.

As the Internet has matured, it has become the subject of increasing regulatory interest. Congress and federal regulators have adopted a wide range of measures directly or potentially affecting Internet use, including, for example, consumer privacy, copyright protections, defamation liability, taxation, obscenity, and unsolicited commercial e-mail. Our Internet services are subject to the Communications Assistance for Law Enforcement Act (“CALEA”) requirements regarding law enforcement surveillance. Pending and future legislation in this area could adversely affect our operations as an Internet service provider and our relationship with our Internet customers. Additionally, the FCC and Congress are considering subjecting Internet access services to the Universal Service funding requirements. These funding requirements could impose significant new costs on our high-speed Internet service. Also, the FCC and some state regulatory commissions direct certain subsidies to telephone companies deploying broadband to areas deemed to be “unserved” or “underserved.” Charter has opposed such subsidies when directed to areas that Charter serves. Despite Charter’s efforts, future subsidies may be directed to areas served by Charter, which could result in subsidized competitors operating in our service territories. State and local governmental organizations have also adopted Internet-related regulations. These various governmental jurisdictions are also considering additional regulations in these and other areas, such as privacy, pricing, service and product quality, and taxation. The adoption of new Internet regulations or the adaptation of existing laws to the Internet could adversely affect our business.

The FCC is considering whether online video distributors (“OVDs”) that offer programming to customers with a broadband Internet connection should be classified as multichannel video programming distributors (“MVPDs”), and thereby subject to the program access protections available to MVPDs, as well as some of the regulatory requirements applicable to MVPDs. The outcome of this proceeding, which could impact how OVDs compete in the future with traditional cable service, cannot be determined at the current time.

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

The FCC recently granted petitions from municipalities in North Carolina and Tennessee seeking the preemption of state laws that restrict the ability of municipalities to construct and deploy broadband systems in competition with private offerings. Municipalities in other states may seek similar relief as there are approximately 20 such state laws now in effect. FCC preemption is predicated on the belief that such state laws are impeding the nation-wide deployment of broadband service. The FCC rulings have been appealed and are pending in the 6th Circuit. If the FCC orders are upheld, it could lead to increased competition from municipal-provided broadband.

Voice Service

The Telecommunications Act of 1996 created a more favorable regulatory environment for us to provide telecommunications and/or competitive voice services than had previously existed. In particular, it established requirements ensuring that competitive telephone companies could interconnect their networks with those providers of traditional telecommunications services to open the market to competition. The FCC has subsequently ruled that competitive telephone companies that support VoIP services, such as those we offer our customers, are entitled to interconnection with incumbent providers of traditional telecommunications services, which ensures that our VoIP services can compete in the market. Since that time, the FCC has initiated a proceeding to determine whether such interconnection rights should extend to traditional and competitive networks utilizing IP technology, and how to encourage the transition to IP networks throughout the industry. New rules or obligations arising from these proceedings may affect our ability to compete in the provision of voice services. In November 2011, the FCC released an order (subsequently upheld on appeal) that significantly changed the rules governing intercarrier compensation payments for the termination of telephone traffic between carriers. That change resulted in a substantial decrease in the intercarrier compensation payments we receive, and those payments will continue to decrease. The decreases over the multi-year transition will, however, affect not only the amounts that Charter receives from other carriers, but also the amounts that Charter pays to other carriers. The schedule and magnitude of these decreases, however, will vary depending on the nature of the carriers and the telephone traffic at issue, and if the FCC makes further rule changes. We cannot predict with certainty the balance of the impact on Charter's revenues and expenses for voice services at particular times over this multi-year period.

The FCC has collected extensive data from providers of point to point transport (“special access”) services, such as Charter, and the FCC will use that data to evaluate whether the market for such services is competitive, or whether the market should be subject to further regulation, which may increase our costs or constrain our ability to compete in this market. The FCC also recently selected a new national local number portability administrator, and the change to that new administrator may adversely impact our ability to manage number porting and related tasks.

Further regulatory changes are being considered that could impact our voice business and that of our primary telecommunications competitors. The FCC and state regulatory authorities are considering, for example, whether certain common carrier regulations traditionally applied to incumbent local exchange carriers should be modified or reduced, and the extent to which common carrier requirements should be extended to VoIP providers. The FCC has already determined that certain providers of voice services using Internet Protocol technology must comply with requirements relating to 911 emergency services (“E911”), the CALEA (the statute governing law enforcement access to and surveillance of communications), Universal Service Fund contributions, customer privacy and Customer Proprietary Network Information issues, number portability, network outage reporting, rural call completion, disability access, regulatory fees, and discontinuance of service. In November 2014, the FCC adopted an order imposing limited back-up power obligations on providers of facilities-based fixed, residential voice services that are not otherwise line-powered, including our VoIP services. This order becomes effective in February 2016 and requires us to disclose certain information to customers and to make back-up power available at the point of sale. In March 2007, a federal appeals court affirmed the FCC’s decision concerning federal regulation of certain VoIP services, but declined to specifically find that VoIP service provided by cable companies, such as we provide, should be regulated only at the federal level. As a result, some states have begun proceedings to subject cable VoIP services to state level regulation, and at least one state has asserted jurisdiction over our VoIP services. We have filed a legal challenge to that state’s assertion of jurisdiction, which is now pending before a federal district court in Minnesota. Although we have registered with, or obtained certificates or authorizations from the FCC and the state regulatory authorities in those states in which we offer competitive voice services in order to ensure the continuity of our services and to maintain needed network interconnection arrangements, it is unclear whether and how these and other ongoing regulatory matters ultimately will be resolved.

Employees

As of December 31, 2015, we had approximately 23,800 full-time equivalent employees. At December 31, 2015, approximately 60 of our employees were represented by collective bargaining agreements. We have never experienced a work stoppage.

Item 1A.     Risk Factors.

Risks Related to Our Indebtedness

We have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our financial health and our ability to react to changes in our business.

We have a significant amount of debt and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future. As of December 31, 2015, our total principal amount of debt was approximately $35.9 billion, including $21.8 billion of debt for which proceeds are held in escrow pending consummation of the TWC Transaction.

Our significant amount of debt could have consequences, such as:

•	impact our ability to raise additional capital at reasonable rates, or at all;

•	make us vulnerable to interest rate increases, because approximately 17% of our borrowings as of December 31, 2015 were, and may continue to be, subject to variable rates of interest;

•	expose us to increased interest expense to the extent we refinance existing debt with higher cost debt;

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

Additionally, the Charter Operating credit facilities require Charter Operating to comply with a maximum total leverage covenant and a maximum first lien leverage covenant. The breach of any covenants or obligations in our indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our long-term indebtedness. In addition, the secured lenders under the Charter Operating credit facilities, CCO Safari III credit facilities and the holders of the CCO Safari II notes could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors.

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

•	general business conditions, economic uncertainty or downturn, high unemployment levels and the level of activity in the housing sector;

•	our ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);

•	the development and deployment of new products and technologies including our cloud-based user interface, Spectrum Guide®, and downloadable security for set-top boxes;

•	the effects of governmental regulation on our business or potential business combination transactions; and

•	any events that disrupt our networks, information systems or properties and impair our operating activities and negatively impact our reputation.

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

Our primary assets are our equity interests in our subsidiaries. Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to their debt issuer holding companies for payments on our notes or other obligations in the form of loans, distributions, or otherwise. Charter Operating’s ability to make distributions to Charter, CCO Holdings, CCOH Safari, CCO Safari II or CCO Safari III, our other primary debt issuers, to service debt obligations is subject to its compliance with the terms of its credit facilities, and restrictions under applicable law. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Limitations on Distributions” and “— Summary of Restrictive Covenants of Our Notes – Restrictions on Distributions.” Under the Delaware Limited Liability Company Act (the “Act”), our subsidiaries may only make distributions if the relevant entity has “surplus” as defined in the Act. Under fraudulent transfer laws, our subsidiaries may not pay dividends if the relevant entity is insolvent or is rendered insolvent thereby. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;

•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

While we believe that our relevant subsidiaries currently have surplus and are not insolvent, these subsidiaries may become insolvent in the future. Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating credit facilities and the entities that will be issuers and guarantors under the CCO Safari II notes upon consummation of the TWC Transaction. CCO Holdings and CCOH Safari are also obligors under their respective senior notes and CCO Safari III is an obligor under its credit facilities. As of December 31, 2015, our total principal amount of debt was approximately $35.9 billion.

In the event of bankruptcy, liquidation, or dissolution of one or more of our subsidiaries, that subsidiary's assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to its parent company as an equity holder or otherwise. In that event, the lenders under Charter Operating's credit facilities, the CCO Safari II notes and any other indebtedness of our subsidaries whose interests are (or will be following the consummation of the TWC Transaction) secured by substantially all of our operating assets, and all holders of other debt of Charter Operating, CCO Safari II, CCO Safari III, CCO Holdings and CCOH Safari will have the right to be paid in full before us from any of our subsidiaries' assets.

Some of our outstanding debt is subject to change of control provisions. We may not have the ability to raise the funds necessary to fulfill our obligations under our indebtedness following a change of control, which would place us in default under the applicable debt instruments.

We may not have the ability to raise the funds necessary to fulfill our obligations under our notes and our credit facilities following a change of control. Under the indentures governing the CCO Holdings' notes and CCOH Safari notes, upon the occurrence of specified change of control events, the debt issuer is required to offer to repurchase all of its outstanding notes. However, we may not have sufficient access to funds at the time of the change of control event to make the required repurchase of the applicable notes, and Charter Operating is limited in its ability to make distributions or other payments to any debt issuer to fund any required repurchase. In addition, a change of control under the Charter Operating credit facilities would result in a default under those credit facilities, which would trigger a default under the indentures governing the CCO Holdings' notes and CCO Safari II notes. Because such credit facilities and notes are obligations of Charter Operating and its subsidiaries, the credit facilities would have to be repaid before Charter Operating's assets could be available to CCO Holdings or CCOH Safari to repurchase their notes. Any failure to make or complete a change of control offer would place CCO Holdings or CCOH Safari in default under their notes. The failure of our subsidiaries to make a change of control offer or repay the amounts accelerated under their notes and credit facilities would place them in default under such agreements.

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

Our principal competitors for video services throughout our territory are DBS providers. The two largest DBS providers are DirecTV (which is owned by AT&T) and DISH Network. Competition from DBS, including intensive marketing efforts with aggressive pricing, exclusive programming and increased HD broadcasting has had an adverse impact on our ability to retain customers. DBS companies have also expanded their activities in the MDU market.

Telephone companies, including two major telephone companies, AT&T and Verizon, offer video and other services in competition with us, and we expect they will increasingly do so in the future. Upgraded portions of these networks carry two-way video, data services and provide digital voice services similar to ours. In the case of Verizon, FIOS high-speed data services offer speeds as high as or higher than ours. In addition, these companies continue to offer their traditional telephone services, as well as service bundles that include wireless voice services provided by affiliated companies. Based on our internal estimates, we believe that AT&T (excluding DirecTV) and Verizon are offering video services in areas serving approximately 35% and 4%, respectively, of our estimated residential passings and we have experienced customer losses in these areas. AT&T and Verizon have also launched campaigns to capture more of the MDU market. When AT&T or Verizon have introduced or expanded their offering of video products in our market areas, we have seen a decrease in our video revenue as AT&T and Verizon typically roll out aggressive marketing and discounting campaigns to launch their products. Additionally, in July 2015, AT&T completed its acquisition of DirecTV, the nation’s largest DBS provider and in connection with that acquisition, AT&T committed to expand fiber to the premises services to 12.5 million locations. This transaction created an even larger competitor for Charter’s video services that has the ability to expand its video service offerings to include bundled wireless offerings.

Due to consumer electronic innovations, content owners are allowing consumers to watch Internet-delivered content on televisions, personal computers, tablets, gaming boxes connected to televisions and mobile devices, some without charging a fee to access the content. Technological advancements, such as video on demand, new video formats, and Internet streaming and downloading, have increased the number of entertainment and information delivery choices available to consumers, and intensified the challenges posed by audience fragmentation. For example, online video services continue to offer consumers alternatives including Hulu, Netflix, Amazon and Apple. In 2015, HBO and CBS began selling their programming direct to consumers over the Internet. DISH Network launched Sling TV which includes ESPN among other programming, and Sony launched PlayStation Vue which includes 85+ TV channels. The increasing number of choices available to audiences could also negatively impact advertisers’ willingness to purchase advertising from us, as well as the price they are willing to pay for advertising.

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

Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming. We expect programming costs to continue to increase because of a variety of factors including amounts paid for retransmission consent, annual increases imposed by programmers with additional selling power as a result of media consolidation, incremental programming, including new sports services, out-of-home or non-linear programming and attempts by programmers to replace advertising revenue they are losing to online marketing options and as a result of declining viewership ratings. The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins associated with the video product. We have programming contracts that have expired and others that will expire at or before the end of 2016. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable, we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

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

As of December 31, 2015, we had approximately $11.3 billion of federal tax net operating loss carryforwards resulting in a gross deferred tax asset of approximately $4.0 billion. Federal tax net operating loss carryforwards expire in the years 2020 through 2035. These losses resulted from the operations of Charter Holdco and its subsidiaries. In addition, as of December 31, 2015, we had state tax net operating loss carryforwards resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $365 million. State tax net operating loss carryforwards generally expire in the years 2016 through 2035. Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized. Such tax loss carryforwards can accumulate and be used to offset our future taxable income.

In the past, we have experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned, directly or indirectly, by “5-percent stockholders” (within the meaning of Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned, directly or indirectly, by such “5-percent stockholders” at any time over the preceding three years. As a result, Charter is, and following the TWC transactions, New Charter (or, if only the Bright House Transaction is completed, Charter) will be subject to an annual limitation on the use of our loss carryforwards which existed at November 30, 2009 for the first “ownership change” and those that existed at May 1, 2013 for the second “ownership change.” The limitation on our ability to use our loss carryforwards, in conjunction with the loss carryforward expiration provisions, could reduce our ability to use a portion of our loss carryforwards to offset future taxable income, which could result in us being required to make material cash tax payments. Our ability to make such income tax payments, if any, will depend at such time on our liquidity or our ability to raise additional capital, and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.

If we were to experience a third ownership change in the future (as a result of the transactions with TWC, Bright House and Liberty Broadband or from purchases and sales of stock by our “5-percent stockholders,” new issuances or redemptions of our stock, certain acquisitions of our stock and issuances, redemptions, sales or other dispositions or acquisitions of interests in our “5-percent stockholders”), our ability to use our loss carryforwards could become subject to further limitations. Our common stock is subject to certain transfer restrictions contained in our amended and restated certificate of incorporation. These restrictions, which are designed to minimize the likelihood of an ownership change occurring and thereby preserve our ability to utilize our loss carryforwards, are not currently operative but could become operative in the future if certain events occur and the restrictions are imposed by our board of directors. However, there can be no assurance that our board of directors would choose to impose these restrictions or that such restrictions, if imposed, would prevent an ownership change from occurring. These restrictions will be eliminated if the Bright House Transaction is consummated.

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

Additionally, in connection with any acquisitions we complete, we may not achieve the growth, synergies or other benefits we expected to achieve, and we may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect our operating results or financial position or could otherwise harm our business. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology, individually or across multiple opportunities, could divert management and employee time and resources from other matters. See “— Risks Related to the TWC Transaction and Bright House Transaction” for risks specifically related to our proposed acquisitions of TWC and Bright House.

Risks Related to Ownership Position of Liberty Broadband Corporation

Liberty Broadband Corporation owns a significant amount of Charter’s common stock, giving it influence over corporate transactions and other matters.

Members of our board of directors include directors who are also officers and directors of our stockholder with the largest ownership. Dr. John Malone is the Chairman of Liberty Broadband, and Mr. Greg Maffei is the president and chief executive officer of Liberty Broadband. As of December 31, 2015, Liberty Broadband beneficially held approximately 25.65% of our Class A common stock. Liberty Broadband has the right to designate up to four directors as nominees for our board of directors through our 2015 annual meeting of stockholders with one designated director to be appointed to each of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation and Benefits Committee. Liberty Broadband may be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate action, such as mergers and other business combination transactions should Liberty Broadband retain a significant ownership interest in us.  Liberty Broadband and its affiliates are not restricted from investing in, and have invested in, and engaged in, other businesses involving or related to the operation of cable television systems, video programming, Internet service, voice or business and financial transactions conducted through broadband interactivity and Internet services.  Liberty Broadband and its affiliates may also engage in other businesses that compete or may in the future compete with us.

Liberty Broadband's substantial influence over our management and affairs could create conflicts of interest if Liberty Broadband faced decisions that could have different implications for it and us.

Risks Related to the TWC Transaction and the Bright House Transaction

In the event (i) only the TWC Transaction or the TWC Transaction and the Bright House Transaction are completed, former Charter stockholders (excluding Liberty Broadband) will have significantly lower ownership and voting interest in New Charter following the completion of such transactions than they currently have in Charter and will exercise less influence over management, or (ii) only the Bright House Transaction is completed, existing Charter stockholders (excluding Liberty Broadband) will have a reduced ownership and voting interest in Charter following the completion of the Bright House Transaction than they currently have in Charter and will exercise less influence over management.

Based on the number of shares of TWC common stock outstanding as of December 31, 2015, and the number of shares of Charter Class A common stock outstanding as of December 31, 2015, it is expected that, immediately after completion of the TWC Transaction, the issuance of shares to Liberty Broadband and the completion of the Bright House Transaction, and depending on the outcome of the election feature contained in the merger agreement, former Charter stockholders (excluding Liberty Broadband) are expected to own between approximately 26% and 24% of New Charter Class A common stock, former TWC stockholders (excluding Liberty Broadband) are expected to own between approximately 41% and 45% of New Charter Class A common stock, A/N is expected to own indirectly (on an as-converted, as-exchanged basis) between approximately 14% and 13% of New Charter Class A common stock and Liberty Broadband is expected to own between approximately 19% and 17% of New Charter Class A common stock. If only the TWC Transaction is completed, it is expected that former Charter stockholders (excluding Liberty Broadband) will own between approximately 30% and 28% of New Charter Class A common stock, former TWC stockholders (excluding Liberty Broadband) will own between approximately 48% and 52% of New Charter Class A common stock and Liberty Broadband will own between approximately 22% and 20% of New Charter Class A common stock. In connection with the TWC Transaction, each TWC stockholder and Charter stockholder will become a stockholder of New Charter with a percentage ownership of New Charter that is significantly smaller than the stockholder’s percentage ownership in TWC and Charter, respectively. Charter stockholders currently have the right to vote for their board of directors and on other matters affecting the applicable company. Consequently, former Charter stockholders (excluding Liberty Broadband) will be able to exercise less influence over the management, operations and policies of New Charter after the TWC Transaction (and the Bright House Transaction, if applicable) than they currently exercise over the management, operations and policies of Charter.

If only the Bright House Transaction is completed, it is expected that following the Bright House Transaction existing Charter stockholders (excluding Liberty Broadband) will own approximately 52% of Charter Class A common stock, Liberty Broadband will own approximately 20% of Charter Class A common stock and A/N will indirectly own (on an as-converted, as exchanged basis) approximately 28% of Charter Class A common stock. Charter stockholders currently have the right to vote for their board of directors and on other matters affecting Charter. Consequently, assuming the TWC Transaction is not completed but the Bright House Transaction is completed, existing Charter stockholders (excluding Liberty Broadband) will be able to exercise less influence over the management, operations and policies of Charter after the Bright House Transaction than they currently exercise over the management, operations and policies of Charter.

In order to complete the TWC Transaction and/or the Bright House Transaction, Charter along with TWC and Bright House must obtain certain governmental authorizations, and if such authorizations are not made or granted or are granted with conditions to the parties, completion of the TWC Transaction and/or the Bright House Transaction may be jeopardized or the anticipated benefits of the TWC Transaction and/or the Bright House Transaction could be reduced.

The completion of the TWC Transaction and/or the Bright House Transaction are each conditioned upon, among other things, the expiration or early termination of the applicable waiting periods under the HSR Act and the required governmental authorizations, including an order of the FCC with respect to the TWC Transaction and/or the Bright House Transaction, having been obtained and being in full force and effect. Although Charter and TWC have agreed in the Merger Agreement, and Charter and Bright House have agreed in the Contribution Agreement, to use reasonable best efforts, subject to certain limitations, to obtain the required governmental authorizations, there can be no assurance that the relevant waiting periods will expire or that the relevant authorizations will be obtained. In addition, the governmental authorities with or from which these authorizations are required generally have broad discretion in administering the governing regulations. As a condition to authorization of the TWC Transaction and/or the Bright House Transaction, these governmental authorities may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company’s business after completion of the TWC Transaction and/or the Bright House Transaction. Under the terms of each of the Merger Agreement and Contribution Agreement, subject to certain exceptions, Charter and its subsidiaries are required to accept certain conditions and take certain actions imposed by governmental authorities and accept any other remedies to the extent such actions, conditions or other remedies would not constitute a burdensome condition. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the TWC Transaction and/or the Bright House Transaction or imposing additional material costs on or materially limiting the revenues of New Charter (or, if only the Bright House Transaction is completed, Charter) following the TWC Transaction and/or the Bright House Transaction, or otherwise adversely affecting the business and results of operations of New Charter or Charter, as applicable, after completion of the TWC Transaction and/or the Bright House Transaction. In addition, there can be no assurance that these conditions, terms, obligations or restrictions will not result in the delay or abandonment of the TWC Transaction and/or the Bright House Transaction.

New Charter (or, if only the Bright House Transaction is completed, Charter) may not realize anticipated cost synergies and growth opportunities.

New Charter (or, if only the Bright House Transaction is completed, Charter) expects to realize cost synergies, growth opportunities and other financial and operating benefits as a result of the TWC Transaction and/or the Bright House Transaction. The combined company’s success in realizing these cost synergies, growth opportunities and other financial and operating benefits, and the timing of this realization, depends on the successful integration of the business operations obtained in the TWC Transaction and the Bright House Transaction. Even if New Charter or Charter, as applicable, is able to integrate the business operations obtained in the TWC Transaction and/or the Bright House Transaction successfully, it is not possible to predict with certainty if or when these cost synergies, growth opportunities and benefits will occur, or the extent to which they actually will be achieved. For example, the benefits from the TWC Transaction and/or the Bright House Transaction may be offset by costs incurred in integrating the new business operations or in obtaining or attempting to obtain regulatory approvals for the TWC Transaction and/or the Bright House Transaction, or increased operating costs that may be experienced as a result of the TWC Transaction and/or the Bright House Transaction. Realization of any benefits and cost synergies could be affected by the factors described in other risk factors and a number of factors beyond New Charter’s or Charter’s control, as applicable, including, without limitation, general economic conditions, increased operating costs, the response of competitors and vendors and regulatory developments.

If New Charter (or, if only the Bright House Transaction is completed, Charter) is not able to successfully integrate Charter’s business with that of TWC and/or Bright House within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the TWC Transaction and/or Bright House Transaction may not be realized fully, or at all, or may take longer to realize than expected. In such circumstances, in the event the TWC Transaction (and, if applicable, the Bright House Transaction) are completed, New Charter may not perform as expected and the value of the New Charter Class A common stock (including the merger consideration) may be adversely affected.

Charter, TWC and Bright House have operated and, until completion of the TWC Transaction and/or Bright House Transaction will continue to operate, independently, and there can be no assurances that their businesses can be integrated successfully. After consummation of the TWC Transaction and/or the Bright House Transaction the combined company will have significantly more systems, assets, investments, businesses, customers and employees than each company did prior to the TWC Transaction and/or the Bright House Transaction. It is possible that the integration process could result in the loss of key Charter, TWC and/or Bright House employees, the loss of subscribers and customers, the disruption of the companies’ ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. The process of integrating TWC, Bright House, or TWC and Bright House, with the businesses Charter operated prior to the TWC Transaction and/or the Bright House Transaction will require significant capital expenditures and the expansion of certain operations and operating and financial systems. Management of each company will be required to devote a significant amount of time and attention to the integration process before the TWC Transaction and/or the Bright House Transaction is completed. There is a significant degree of difficulty and management involvement inherent in that process. These difficulties include:

•	integrating the companies’ operations and corporate functions;

•	integrating the companies’ technologies, networks and customer service platforms;

•	integrating and unifying the product offerings and services available to customers;

•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•
maintaining existing relationships and agreements with customers, providers, programmers and other vendors and avoiding delays in entering into new agreements with prospective customers, providers and vendors;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	consolidating the companies’ administrative and information technology infrastructure;

•	coordinating programming and marketing efforts;

•	coordinating geographically dispersed organizations;

•	integrating information, purchasing, provisioning, accounting, finance, sales, billing, payroll, reporting and regulatory compliance systems;

•	integrating and unifying the product offerings and services available to customers, including customer premise equipment and video user interfaces;

•	completing the conversion of analog systems to all-digital for the systems to be acquired from TWC and Bright House;

•	managing a significantly larger company than before the completion of the TWC Transaction and/or the Bright House Transaction; and

•	attracting and retaining the necessary personnel associated with the acquired assets.

Even if the new businesses are successfully integrated, it may not be possible to realize the benefits that are expected to result from the TWC Transaction and/or the Bright House Transaction, or realize these benefits within the time frame that is expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the TWC Transaction and/or Bright House Transaction may be offset by costs incurred or delays in integrating the businesses and increased operating costs. If the combined company fails to realize the anticipated benefits from the transactions, its liquidity, results of operations, financial condition and/or share price may be adversely affected. In addition, at times, the attention of certain members of Charter’s, TWC’s and/or Bright House’s management and resources may be focused on the completion of the TWC Transaction and/or the Bright House Transaction and the integration of the businesses and diverted from day-to-day business operations, which may disrupt each company’s business and the business of the combined company.

The substantial indebtedness that will be incurred by New Charter in connection with the TWC Transaction and/or Bright House Transaction could adversely affect New Charter’s operations and financial condition after the TWC Transaction and the Bright House Transaction.

As of December 31, 2015, our total principal amount of debt was approximately $35.9 billion, including $21.8 billion of debt for which proceeds are held in escrow pending consummation of the TWC Transaction. New Charter’s and its subsidiaries’ indebtedness could have negative consequences to New Charter after the TWC Transaction and/or Bright House Transaction, such as:

•
requiring New Charter to dedicate a substantial portion of its cash flow from operating activities to payments on its indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, research and development efforts, potential strategic acquisitions and other general corporate purposes;

•	limiting New Charter’s ability to obtain additional financing to fund growth, working capital or capital expenditures, or to fulfill debt service requirements or other cash requirements;

•	exposing New Charter to increased interest expense to the extent New Charter refinances existing debt with higher cost debt;

•	to the extent that New Charter’s debt is subject to floating interest rates, increasing New Charter’s vulnerability to fluctuations in market interest rates;

•	placing New Charter at a competitive disadvantage relative to competitors that have less debt;

•	adversely affecting New Charter’s relationship with customers and suppliers;

•
limiting New Charter’s flexibility to pursue other strategic opportunities or in planning for, or reacting to, changes in its business, the cable and telecommunications industries, and the economy at large; and

•	limiting New Charter’s ability to buy back New Charter Class A common stock or pay cash dividends.

If current debt amounts increase, the related risks that Charter now faces may intensify.

Because of high debt levels, New Charter may not be able to service its debt obligations in accordance with their terms after the TWC Transaction and/or Bright House Transaction.

New Charter’s ability to meet its expense and debt service obligations contained in the agreements governing New Charter’s indebtedness will depend on its future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer preferences, the success of product and marketing innovation and pressure from competitors. Should New Charter’s revenues decline after the TWC Transaction and/or Bright House Transaction, it may not be able to generate sufficient cash flow to pay its debt service obligations when due. If New Charter is unable to meet its debt service obligations after the TWC Transaction and/or Bright House Transaction or should it fail to comply with its financial and other restrictive covenants contained in the agreements governing New Charter’s indebtedness, New Charter may be required to refinance all or part of its debt, sell important strategic assets at unfavorable prices or borrow more money. New Charter may not be able to, at any given time, refinance its debt, sell assets or borrow more money on terms acceptable to New Charter or at all. The inability of New Charter to refinance its debt could have a material adverse effect on New Charter’s financial condition and results from operations after the TWC Transaction and/or Bright House Transaction.

New Charter will be dependent on an equity financing from Liberty Broadband to partially finance the TWC Transaction.

Charter plans to use the proceeds of $4.3 billion from the purchase by Liberty Broadband of New Charter Class A common stock to partially fund the TWC Transaction. Liberty Broadband will primarily rely on proceeds from third-party investors to fund the investment in New Charter Class A common stock, and Liberty Broadband has secured commitments for such financing through investment agreements with such third parties. Charter cannot guarantee that Liberty Broadband will successfully complete these transactions with such third-party investors. The TWC Transaction is not conditioned on the receipt of financing, including financing from Liberty Broadband.

Charter, TWC and Bright House may have difficulty attracting, motivating and retaining executives and other employees in light of the TWC Transaction and the Bright House Transaction.

Uncertainty about the effect of the TWC Transaction and/or the Bright House Transaction on Charter, TWC and Bright House employees may impair Charter’s, TWC’s and Bright House’s ability to attract, retain and motivate personnel prior to and following the TWC Transaction and/or the Bright House Transaction. Employee retention may be particularly challenging during the pendency of the TWC Transaction and/or the Bright House Transaction, as employees may experience uncertainty about their future roles with the combined business. In addition, certain employees potentially could terminate their employment for good reason and collect severance if certain specified circumstances set forth in their employment agreements occur following the TWC Transaction and/or the Bright House Transaction, including certain changes in such employees’ duties, position, compensation and benefits or primary office location. If employees of Charter, TWC or Bright House depart, the integration of the companies may be more difficult and the combined company’s business following the TWC Transaction and/or the Bright House Transaction may be harmed. Furthermore, New Charter (or, if only the Bright House Transaction is completed, Charter) may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the businesses of Charter, TWC and/or Bright House, and the combined company’s ability to realize the anticipated benefits of the TWC Transaction and/or the Bright House Transaction may be adversely affected. In addition, there could be disruptions to or distractions for the workforce and management associated with activities of labor unions or integrating employees into New Charter.

A delay in the completion of the TWC Transaction and/or the Bright House Transaction may diminish the anticipated benefits of the TWC Transaction and/or the Bright House Transaction.

Completion of the TWC Transaction and/or the Bright House Transaction is conditioned upon the receipt of certain governmental consents and approvals, orders, authorizations, and rulings, including the expiration or termination of any applicable waiting period (or extension thereof) under the HSR Act and the adoption of an order, by the FCC and any other requisite governmental entity granting its consent to the TWC Transaction and/or the Bright House Transaction. The requirement to receive these consents and approvals, orders, authorizations and rulings before the TWC Transaction could delay the completion of the TWC Transaction and/or the Bright House Transaction if, for example, government agencies request additional information from the parties in order to facilitate their review of the TWC Transaction and/or the Bright House Transaction or require any conditions precedent to granting their approval of the TWC Transaction and/or the Bright House Transaction. In addition, these governmental agencies may attempt to condition their approval of the TWC Transaction and/or the Bright House Transaction on the imposition of conditions that could have a material adverse effect on New Charter (or, if only the Bright House Transaction is completed, Charter) after the TWC Transaction and/or the Bright House Transaction, including but not limited to its operating results or the value of New Charter Class A common stock (or, if only the Bright House Transaction is completed, Charter Class A common stock). Any delay in the completion of the TWC Transaction and/or the Bright House Transaction could diminish the anticipated benefits of the TWC Transaction and/or the Bright House Transaction or result in additional transaction costs, including interest expense for debt incurred in anticipation of the TWC Transaction and/or the Bright House Transaction, loss of revenue or other effects associated with uncertainty about the TWC Transaction and/or the Bright House Transaction. Any uncertainty over the ability of the companies to complete the TWC Transaction and/or the Bright House Transaction could make it more difficult for Charter, TWC and Bright House to retain key employees or to pursue business strategies.

Prior to the TWC Transaction and/or the Bright House Transaction, Charter, TWC and/or Bright House, as applicable, and after the TWC Transaction and/or the Bright House Transaction, the combined company, will incur significant transaction-related costs in connection with the TWC Transaction and/or the Bright House Transaction.

Prior to the TWC Transaction and/or the Bright House Transaction, Charter, TWC and/or Bright House, as applicable, and after the TWC Transaction and/or the Bright House Transaction, the combined company, expect to incur a number of non-recurring costs associated with the TWC Transaction and/or the Bright House Transaction before, at, and after closing the TWC Transaction and/or the Bright House Transaction. If the merger agreement is terminated under certain circumstances, Charter will be required to pay to TWC certain termination fees. Charter and/or New Charter also will incur transaction fees and costs related to financing (including interest and fees with any pre-funding of the consideration to be paid in the TWC Transaction and/or the Bright House Transaction) and formulating and implementing integration plans, including facilities and systems implementation costs and employment-related costs. Some of these costs have already been incurred or may be incurred regardless of whether the TWC Transaction and/or the Bright House Transaction is completed, including a portion of the fees and expenses of financial advisors and other advisors and representatives and filing fees for the proxy statement. While many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time, management of Charter continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the TWC Transaction and integration. There are a number of factors beyond the control of the parties that could affect the total amount or the timing of all of the expected integration expenses. Although the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all. These integration expenses may result in Charter and/or New Charter taking significant charges against earnings following the completion of the TWC Transaction and/or the Bright House Transaction. In addition, if the TWC Transaction and/or the Bright House Transaction is not consummated, Charter will bear some or all of these costs without the benefit of efficiencies from the integration of the businesses. Such costs could have a material adverse impact on Charter and/or New Charter’s financial results.

Sales of New Charter Class A common stock after the TWC Transaction (and, if completed, the Bright House Transaction) may negatively affect the market price of New Charter Class A common stock.

The shares of New Charter Class A common stock to be issued in the TWC Transaction to holders of TWC common stock will generally be eligible for immediate resale. The market price of New Charter Class A common stock could decline as a result of sales of a large number of shares of New Charter Class A common stock in the market after the consummation of the TWC Transaction (and, if completed, the Bright House Transaction) or even the perception that these sales could occur.

Charter’s, TWC’s and Bright House’s business relationships may be subject to disruption due to uncertainty associated with the TWC Transaction and/or the Bright House Transaction.

Parties with which Charter, TWC or Bright House do business may experience uncertainty associated with the TWC Transaction and/or the Bright House Transaction, including with respect to current or future business relationships with Charter, TWC, Bright House or the combined business. Charter’s, TWC’s and Bright House’s business relationships may be subject to disruption as customers, distributors, suppliers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties excluding Charter, TWC, Bright House or the combined business. These disruptions, which may exist for an extended period of time if completion of the TWC Transaction (and, if completed, the Bright House Transaction) is delayed, could have an adverse effect on the businesses, financial condition, results of operations or prospects of the combined business, including an adverse effect on New Charter’s ability to realize the anticipated benefits of the TWC Transaction (and, if completed, the Bright House Transaction). The risk, and adverse effect, of such disruptions could be exacerbated by a delay in completion of the TWC Transaction and/or the Bright House Transaction or termination of the merger agreement and/or the Bright House contribution agreement.

Failure to complete the TWC Transaction and/or the Bright House Transaction could negatively impact the stock price and the future business and financial results of Charter.

If the TWC Transaction and/or the Bright House Transaction is not completed for any reason, the ongoing business of Charter may be adversely affected and, without realizing any of the benefits of having completed the TWC Transaction and/or the Bright House Transaction, Charter would be subject to a number of risks, including the following:

•	Charter may experience negative reactions from the financial markets, including negative impacts on its stock price;

•	Charter may experience negative reactions from its customers, regulators and employees;

•
Charter will be required to pay certain costs relating to the TWC Transaction, whether or not the TWC Transaction is completed and Charter will be required to pay certain costs relating to the Bright House Transaction, whether or not the Bright House Transaction is completed;

•
the Merger Agreement places certain restrictions on the conduct of TWC’s and Charter’s businesses prior to completion of the TWC Transaction; such restrictions, the waiver of which is subject to the consent of the other party (in certain cases, not to be unreasonably withheld, conditioned or delayed), may prevent TWC and Charter from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the TWC Transaction;

•
the Contribution Agreement places certain restrictions on the conduct of Charter’s business prior to completion of the Bright House Transaction; such restrictions, the waiver of which is subject to the consent of A/N (in certain cases, not to be unreasonably withheld, conditioned or delayed), may prevent Charter from taking certain specified actions or otherwise pursuing business opportunities during the pendency of the Bright House Transaction; and

•
matters relating to the TWC Transaction (and with respect to Charter only, matters relating to the Bright House contribution), including integration planning, will require substantial commitments of time and resources by Charter and TWC management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to either Charter or TWC as an independent company.

If the TWC Transaction and/or the Bright House Transaction is not completed, the risks described above may materialize and they may adversely affect Charter’s business, financial condition, financial results and stock price.

In addition, Charter and TWC could be subject to litigation related to any failure to complete the TWC Transaction and/or the Bright House Transaction or related to any enforcement proceeding commenced against Charter or TWC to perform their respective obligations under the Merger Agreement or against Charter to perform it obligations under the Contribution Agreement.

If the operating results of TWC and/or Bright House before or following the TWC Transaction and/or the Bright House Transaction is less than Charter’s and/or New Charter’s expectations, or an increase in the capital expenditures to upgrade and maintain those assets as well as to keep pace with technological developments are greater than expected, New Charter (or, if only the Bright House Transaction is completed, Charter) may not achieve the expected level of financial results from the TWC Transaction and/or the Bright House Transaction.

New Charter (or, if only the Bright House Transaction is completed, Charter) will derive a portion of its revenues and earnings per share from the operation of TWC and/or Bright House following completion of the TWC Transaction and/or Bright House Transaction. Therefore, any negative impact on these companies or the operating results derived from such companies could harm the combined company’s operating results.

The businesses of Charter, TWC, Bright House and New Charter are characterized by rapid technological change and the introduction of new products and services. New Charter (or, if only the Bright House Transaction is completed, Charter) intends to make investments in the combined business following the completion of the TWC Transaction and/or the Bright House Transaction and transition toward only using two-way all-digital set-top boxes. The increase in capital expenditures necessary for the transition toward two-way set-top boxes in the business may negatively impact the expected financial results from the TWC Transaction and/or Bright House Transaction. The combined company may not be able to fund the capital expenditures necessary to keep pace with technological developments, execute the plans to do so, or anticipate the demand of its customers for products and services requiring new technology or bandwidth. New Charter’s (or, if only the Bright House Transaction is completed, Charter’s) inability to maintain, expand and upgrade its existing or combined businesses could materially adversely affect its financial condition and results of operations.

The TWC Transaction and the Bright House Transaction will be accounted for as an acquisition by New Charter in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of TWC and Bright House will be recorded, as of the date of completion of the TWC Transaction, the Bright House Transaction and Liberty transactions, at their respective fair values and added to those of Charter. The reported financial condition and results of operations of New Charter issued after completion of the TWC Transaction, the Bright House Transaction and Liberty transactions will reflect New Charter balances and results after completion of the TWC Transaction, the Bright House Transaction and Liberty transactions, but will not be restated retroactively to reflect the historical financial position or results of operations of New Charter for periods prior to the TWC Transaction, the Bright House Transaction and Liberty transactions. Under the acquisition method of accounting, the total purchase price will be allocated to TWC’s and Bright House’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the TWC Transaction, the Bright House Transaction and Liberty transactions.

The excess of the purchase price over those fair values will be recorded as goodwill. Charter, TWC and Bright House expect that the TWC Transaction and the Bright House Transaction will result in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or intangibles becomes impaired, New Charter may be required to incur material charges relating to such impairment. Such a potential impairment charge could have a material impact on New Charter’s operating results.

Risks Related to the TWC Transaction

Completion of the TWC Transaction is subject to a number of conditions and if these conditions are not satisfied or waived, the TWC Transaction will not be completed.

The obligations of Charter and TWC to complete the TWC Transaction is subject to satisfaction or waiver of a number of conditions, including, among others:

•
expiration or termination of any applicable waiting period (or extension thereof) under the HSR Act relating to the transactions contemplated by the merger agreement (solely with respect to the obligations of each of Charter, New Charter, Merger Subsidiary One, Merger Subsidiary Two and Merger Subsidiary Three to complete the TWC Transaction, without the imposition of any burdensome condition);

•
(i) adoption of an order, and release of the full text thereof, by the FCC granting its consent to the transfer of control or assignment of the licenses issued by the FCC to TWC or any of its subsidiaries or affiliates, (ii) approval of certain LFAs, such that the sum of the aggregate number of video subscribers of TWC belonging to franchise areas for which either (x) no LFA consent is required or (y) if LFA consent is required, such consent shall have been obtained, shall be no less than 85% of the aggregate number of video subscribers of TWC and (iii) authorizations of state public utilities commissions whose consent is required in connection with the transactions contemplated by the merger agreement (solely with respect to the obligations of each of Charter, New Charter, Merger Subsidiary One, Merger Subsidiary Two and Merger Subsidiary Three to complete the TWC Transaction, in each case without the imposition of any burdensome condition);

•
except for the conditions described in the two preceding bullets, (i) absence of (x) any applicable law of a governmental authority of competent jurisdiction enacted or promulgated after the date of the merger agreement in a jurisdiction in which any of Charter, TWC or their respective subsidiaries has substantial operations and (y) any order of a governmental authority of competent jurisdiction that, in each case, (1) imposes any burdensome condition or (2) prohibits completion of the TWC Transaction and the violation of which would result in criminal liability, and (ii) the absence of any injunction (whether temporary, preliminary or permanent) by any governmental authority of competent jurisdiction that imposes a burdensome condition or prohibits completion of the TWC Transaction;

•	approval for the listing on NASDAQ of the shares of New Charter Class A common stock to be issued in the TWC Transaction, subject only to official notice of issuance;

•	accuracy of the representations and warranties made in the merger agreement by the other party, subject to certain materiality thresholds;

•	performance in all material respects by the other party of the material obligations required to be performed by it at or prior to completion of the TWC Transaction;

•	the absence of a material adverse effect on the other party;

•	receipt of a certificate executed by an executive officer of the other party as to the satisfaction of the conditions described in the preceding three bullets with respect to such other party; and

•
delivery of opinions of Wachtell, Lipton, Rosen & Katz, in the case of Charter, and Paul, Weiss, Rifkind, Wharton & Garrison LLP, in the case of TWC, with respect to certain tax aspects of the TWC Transaction.

There can be no assurance that the conditions to closing of the TWC Transaction will be satisfied or waived or that the TWC Transaction will be completed. There can be no assurance that these conditions will not result in the abandonment or delay of the TWC Transaction. The occurrence of any of these events individually or in combination could have a material adverse effect on the companies’ results of operations and the trading price of the TWC common stock or Charter Class A common stock.

The TWC Transaction is not conditioned upon completion of the Bright House Transaction or the issuance of shares to A/N. The TWC Transaction and the Bright House Transaction is subject to separate conditions, and the TWC Transaction may be completed whether or not the Bright House Transaction is ultimately consummated.

The market price of New Charter Class A common stock after the TWC Transaction (and, if completed, the Bright House Transaction) may be affected by factors different from those affecting shares of Charter or TWC common stock currently.

Upon completion of the TWC Transaction, holders of Charter Class A common stock will become holders of shares of New Charter Class A common stock. The businesses of Charter differ from those of TWC in important respects, including the following:

•	Differences in product penetration and mix, including different approaches to pricing and packaging;

•
Differences in the geographic operating areas served by Charter, TWC and Bright House as well as different presences in those areas, different structures and different competitive factors in those areas;

•
Differences in the technology platforms and physical plant and property used to deliver the companies’ respective products and services, including that Charter’s platform has generally been converted to all digital;

•	Differences in the companies’ corporate and organizational structure;

•	TWC engages in telecom and Internet infrastructure businesses, including through its subsidiary DukeNet Communications;

•	TWC engages in information technology ("IT") and cloud businesses, including through its NaviSite subsidiary, outsourced IT solutions and cloud services;

•	TWC operates and distributes regional sports networks and local sports, news and lifestyle channels; and

•	Differences in the potential tax treatment of historical transactions of both Charter and TWC.

Accordingly, the results of operations, including capital expenditures, of New Charter after the TWC Transaction (and, if completed, the Bright House Transaction), as well as the market price of New Charter Class A common stock, may be affected by factors different from those currently affecting the results of operations, including capital expenditures, of Charter and TWC currently.

The shares of New Charter Class A common stock to be received by TWC and Charter stockholders as a result of the TWC Transaction will have different rights from shares of TWC common stock and Charter Class A common stock previously held by such stockholders.

Following completion of the TWC Transaction, TWC and Charter stockholders will no longer be stockholders of TWC and Charter, respectively, but will instead be stockholders of New Charter. There are important differences between the rights of TWC and Charter stockholders and the rights of New Charter stockholders.

Litigation has been filed against Charter, TWC, the TWC board of directors and the merger subsidiaries. An adverse ruling in such lawsuit may result in the payment of damages following completion of the TWC Transaction.

Litigation has been filed against Charter, Charter's board of directors, TWC, the TWC board of directors and the merger subsidiaries in connection with the TWC Transaction, which could result in substantial costs to Charter, TWC, and/or New Charter. See “Part I, Item 3. Legal Proceedings” for more information.

Risks Related to the Bright House Transaction and Liberty Transactions

Liberty Broadband currently has governance rights that give it influence over corporate transactions and other matters. In connection with the Bright House Transaction, Liberty Broadband’s governance rights will be modified and A/N will receive governance rights pursuant to the Bright House/Liberty stockholders agreement and amendments to New Charter’s or Charter’s governing documents, as applicable, and Liberty Broadband and A/N will have influence over corporate transactions and other matters.

Liberty Broadband currently owns a significant amount of Charter Class A common stock and is entitled to certain governance rights with respect to Charter. Members of the Charter board of directors include directors who are also officers and directors of Liberty Broadband. Dr. John Malone is the Chairman of Liberty Broadband, and Mr. Greg Maffei is the president and chief executive officer of Liberty Broadband. As of December 31, 2015, Liberty Broadband beneficially held approximately 25.65% of Charter Class A common stock. Pursuant to the stockholders agreement between Liberty Broadband and Charter dated March 19, 2013, as amended on October 14, 2014, Liberty Broadband has the right to designate up to four directors as nominees for Charter’s board of directors through Charter’s 2015 annual meeting of stockholders with one designated director to be appointed to each of the audit committee, the nominating and corporate governance committee and the compensation and benefits committee.

In connection with the Bright House Transaction, Charter and New Charter entered into the Bright House/Liberty stockholders agreement with A/N and Liberty Broadband, which will supersede the existing stockholders agreement in its entirety upon the earlier to occur of the closing of the TWC Transaction and the closing of the Bright House Transaction, unless the Bright House contribution agreement is terminated prior to the closing of the Bright House Transaction. Following the closing of the TWC Transaction and the Bright House Transaction, Charter expects that Liberty Broadband will have an equity interest of between approximately 19% and 17% and A/N will have an equity interest of between approximately 14% and 13%, in each case on an as-converted, as-exchanged basis, in New Charter. In connection with the TWC Transaction, Liberty Broadband and Liberty Interactive entered into a proxy and right of first refusal agreement, pursuant to which, in connection with the closing of the transactions contemplated by the Merger Agreement, Liberty Interactive will grant Liberty Broadband an irrevocable proxy to vote all New Charter Class A common stock owned beneficially or of record by Liberty Interactive following such closing, with certain exceptions. In addition, at the closing of the Bright House Transaction, A/N and Liberty Broadband will enter into a proxy agreement pursuant to which A/N will grant to Liberty Broadband a 5-year irrevocable proxy (which we refer to as the “A/N proxy”) to vote, subject to certain exceptions, that number of shares of New Charter Class A common stock and New Charter Class B common stock, in each case held by A/N (such shares are referred to as the “proxy shares”), that will result in Liberty Broadband having voting power in New Charter equal to 25.01% of the outstanding voting power of New Charter, provided, that the voting power of the proxy shares will be capped at 7.0% of the outstanding voting power of New Charter. Therefore, giving effect to the Liberty Interactive proxy and the A/N proxy and the voting cap contained in the Bright House/Liberty stockholders agreement, Liberty Broadband is expected to have 25.01% of the outstanding voting power in New Charter following the consummation of the TWC Transaction and Bright House Transaction. The Bright House/Liberty stockholders agreement and New Charter’s amended and restated certificate of incorporation will fix the size of the board at 13 directors, and three designees selected by Liberty Broadband and two designees selected by A/N will become members of the New Charter board of directors. Thereafter, Liberty Broadband will be entitled to designate three nominees to be elected as directors and A/N will be entitled to designate two nominees to be elected as directors, in each case provided that each maintains certain specified voting or equity ownership thresholds and each nominee meets certain applicable requirements or qualifications. Liberty Broadband and A/N are required to vote (subject to the applicable voting cap) their respective shares of New Charter Class A common stock and New Charter Class B common stock for the director nominees nominated by the nominating and corporate governance committee of the board of directors, including the respective designees of Liberty Broadband and A/N, and against any other nominees, except that, with respect to the unaffiliated directors, Liberty Broadband and A/N must instead vote in the same proportion as the voting securities are voted by stockholders other than A/N and Liberty Broadband or any group which includes any of them are voted, if doing so would cause a different outcome with respect to the unaffiliated directors. As a result of their rights under the Bright House/Liberty stockholders agreement and their significant equity and voting stakes in New Charter, Liberty Broadband and/or A/N, who may have interests different from those of other stockholders, will be able to exercise substantial influence over certain matters relating to the governance of New Charter, including the approval of significant corporate actions, such as mergers and other business combination transactions.

The Bright House/Liberty stockholders agreement will provide A/N and Liberty Broadband with preemptive rights with respect to issuances of New Charter equity in connection with certain transactions, and in the event that A/N or Liberty Broadband exercises these rights, holders of Charter Class A common stock may experience further dilution.

The Bright House/Liberty stockholders agreement provides that A/N and Liberty Broadband will have certain contractual preemptive rights over issuances of New Charter equity securities in connection with capital raising transactions, merger and acquisition transactions, and in certain other circumstances. Holders of New Charter Class A common stock will not be entitled to similar preemptive rights with respect to such transactions. As a result, if Liberty Broadband and/or A/N elect to exercise their preemptive rights, (i) these parties would not experience the dilution experienced by the other holders of New Charter Class A common stock, and (ii) such other holders of New Charter Class A common stock may experience further dilution of their interest in New Charter upon such exercise.

Completion of the Bright House Transaction is subject to a number of conditions and if these conditions are not satisfied or waived, the Bright House Transaction will not be completed.

The obligation of Charter and New Charter and the obligation of A/N to complete the Bright House Transaction is subject to satisfaction or waiver of a number of conditions, including, among others:

•	the consummation of the TWC Transaction, except in certain circumstances;

•
expiration or termination of the HSR Act waiting period and receipt of certain regulatory approvals for the Bright House Transaction (and with respect to Charter’s obligations, without the imposition of a Bright House contribution burdensome condition);

•
obtaining all of the required consents by the FCC to the transfer to Charter of all FCC licenses, authorizations, permits and consents held by Bright House or its subsidiaries and/or used in the Bright House business (solely with respect to Charter, New Charter and Charter Holdings, without the imposition of a Bright House contribution burdensome);

•
the aggregate number of video customers served by the Bright House systems used in the Bright House business (i) pursuant to the “grandfathering” provisions of the Communications Act and (ii) pursuant to franchises for which (A) no consent is required from any government entity for the completion of the Bright House contribution or (B) any such consent is required and has been received (or deemed received under Section 617 of the Communications Act) (solely with respect to the obligations of Charter, New Charter and Charter Holdings, without the imposition of a Bright House contribution burdensome condition) shall not be less than 80% of the video customers served by the Bright House systems used in the Bright House business at the closing; and if less than 100% of such number of video customers, all applicable waiting periods (including extensions) shall have expired with respect to the FCC Forms 394 filed in connection with requests for approvals by local franchising authorities that have not been obtained;

•
obtaining authorizations from state communications authorities as required for Charter to provide voice and other regulated services in the Bright House systems used in the Bright House business following the closing (solely with respect to the obligations of Charter, New Charter and Charter Holdings, without the imposition of a Bright House contribution burdensome condition);

•
the absence of any statute, rule, regulation, executive order, decree, judgment, injunction or other order (whether temporary, preliminary or permanent) in effect that makes unlawful, prohibits, delays, enjoins or otherwise prevents or restricts, the consummation of the Bright House Transaction or any pending action that seeks any of the foregoing;

•	the Bright House/Liberty stockholders agreement being valid, binding and enforceable and in full force and effect;

•	with respect to the obligations of Charter, New Charter and Charter Holdings, the absence of a material adverse effect with respect to Bright House;

•	with respect to A/N’s obligations, the absence of a material adverse effect with respect to Charter; and

•
certain other customary conditions with respect to the accuracy of representations and warranties, performance of covenants and agreements, receipt of certifications with respect to the satisfaction of certain conditions, and delivery of certain other specified certificates, instruments of assignment and transaction documents.

As more fully described in the Contribution Agreement, the obligation of Charter, New Charter and Charter Holdings to complete the Bright House Transaction is also subject to the completion by A/N of a restructuring, pursuant to which Bright House will transfer to A/N certain excluded assets and A/N shall assume from Bright House certain excluded liabilities.

There can be no assurance that the conditions to closing of the Bright House Transaction will be satisfied or waived or that the Bright House Transaction will be completed. The consummation of the Bright House Transaction is conditioned on the completion of the TWC Transaction. However, if the TWC Transaction is not completed, Charter and A/N may still be obligated to complete the Bright House Transaction under certain circumstances if the tail condition is satisfied. There can be no assurance that the Bright House Transaction will be completed if the TWC Transaction is not completed.

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

Regulation of the cable industry has increased cable operators' operational and administrative expenses and limited their revenues. Cable operators are subject to various laws and regulations including those covering the following:

•	the provisioning and marketing of cable equipment and compatibility with new digital technologies;

•	customer and employee privacy and data security;

•	limited rate regulation of video service;

•	copyright royalties for retransmitting broadcast signals;

•	when a cable system must carry a particular broadcast station and when it must first obtain retransmission consent to carry a broadcast station;

•	the provision of channel capacity to unaffiliated commercial leased access programmers;

•	limitations on our ability to enter into exclusive agreements with multiple dwelling unit complexes and control our inside wiring;

•	the provision of high-speed Internet service, including net neutrality or open Internet rules;

•	the provision of voice communications;

•	cable franchise renewals and transfers;

•	equal employment opportunity, emergency alert systems, disability access, technical standards, marketing practices, customer service, and consumer protection; and

•	approval for mergers and acquisitions often accompanied by the imposition of restrictions and requirements on an applicant's business in order to secure approval of the proposed transaction.

Additionally, many aspects of these laws and regulations are often the subject of judicial proceedings and administrative or legislative proposals. There are also ongoing efforts to amend or expand the federal, state, and local regulation of some of the services offered over our cable systems, which may compound the regulatory risks we already face, and proposals that might make it easier for our employees to unionize. Some states are considering adopting energy efficiency regulations governing the operation of equipment (such as broadband modems) that we use to deliver Internet services, which could constrain innovation in broadband services and equipment. Congress and various federal agencies are also considering legislation and rules that would further regulate us, such as new privacy restrictions and new restrictions on the use of personal and profiling information for behavioral advertising. In response to recent global data breaches, malicious activity and cyber threats, as well as the general increasing concerns regarding the protection of consumers’ personal information, Congress and various federal agencies are also considering the adoption of new data security and cybersecurity legislation and regulation that could result in additional network and information security requirements for our business. These new laws, as well as existing legal and regulatory obligations, and increased enforcement by the FCC and other agencies, could affect our operations and require significant expenditures. In addition, federal, state, and local regulators could deny necessary approval of the Transactions or impose additional regulatory conditions in connection with their review of the Transactions that could affect our operations.

Changes to existing statutes, rules, regulations, or interpretations thereof, or adoption of new ones, could have an adverse effect on Charter’s business.

Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules, regulations, or interpretations thereof, or prescribe new ones. Any future legislative, judicial, regulatory or administrative actions may increase Charter’s costs or impose additional restrictions on Charter’s businesses. For example, on February 26, 2015, the FCC adopted an order that (1) reclassified broadband Internet service as a Title II service, (2) applied certain existing Title II provisions and associated regulations (including requiring that rates and practices be just, reasonable, and nondiscriminatory, allowing complaints in court and before the FCC, imposing privacy and disability obligations, and providing broadband providers with access to poles and conduits), (3) forbore from applying a range of other existing Title II provisions and associated regulations, but to varying degrees indicated that this forbearance may be only temporary, and (4) issued new rules expanding disclosure requirements and prohibiting blocking, throttling, paid prioritization, and unreasonable interference with the ability of end users and edge providers to reach each other. The order also subjected broadband providers’ Internet traffic exchange rates and practices to potential FCC oversight for the first time and created a mechanism for third parties to file complaints regarding these matters. The order has been appealed by multiple parties, but the rules are currently in effect (except for the expanded disclosure requirements, which will not become effective until they receive approval from the Office of Management and Budget). The order could have a material adverse effect on Charter’s business and results of operations. The FCC is also considering the appropriate regulatory framework for VoIP service, including whether that service should be regulated under Title II. While Charter cannot predict what rules the FCC will adopt as part of these rulemakings, any changes to the regulatory framework for Charter’s Internet or VoIP services could have a negative impact on its business and results of operations.

The FCC is considering numerous other regulatory changes, including the possibility of new navigation device rules in response to Congress’ recent elimination of the FCC’s “integration ban,” which had required cable operators to include a separate security module (i.e., a “CableCARD”) in all set-top boxes. On January 27, 2016, the FCC Chairman announced that he had circulated a Notice of Proposed Rulemaking to the other FCC commissioners for vote on February 18, 2016 and outlined his proposal regarding navigation devices.  If adopted, the Chairman’s proposal would require us to allow navigation devices on our network if the navigation devices meet standards to be developed by a third party standard setting body envisioned by the proposed rules regardless of the manufacturer of the device.  It remains uncertain what rules, if any, will ultimately be adopted and what operating or financial impact any such rules might have on us including on the security of the content we obtain from programmers that is delivered over any third party navigation device, customer privacy and the user experience. In addition, the FCC’s Enforcement Bureau is actively investigating various industry practices and imposing forfeitures for alleged regulatory violations.

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

The traditional cable franchising regime has undergone significant change as a result of various federal and state actions.  Some state franchising laws do not allow incumbent operators like us to opt into favorable statewide franchising as quickly as new entrants, and often require us to retain certain franchise obligations that are more burdensome than those applied to new entrants.
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

Our cable system franchises are non-exclusive. Consequently, local and state franchising authorities can grant additional franchises to competitors in the same geographic area or operate their own cable systems. In some cases, local government entities and municipal utilities may legally compete with us on more favorable terms. The FCC recently adopted an order (currently under appeal) rejecting state laws in North Carolina and Tennessee that restricted municipalities from providing broadband service. In addition, potential competitors (like Google) have recently pursued and obtained local franchises that are more favorable than the incumbent operator’s franchise. As a result, competing operators may build systems in areas in which we hold franchises.

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

We operate cable systems in locations throughout the United States and, as a result, we are subject to the tax laws and regulations of federal, state and local governments. From time to time, various legislative and/or administrative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. Certain states and localities have imposed or are considering imposing new or additional taxes or fees on our services or changing the methodologies or base on which certain fees and taxes are computed. The federal Internet Tax Freedom Act, which prohibits many taxes on Internet access service, will expire October 1, 2016, unless it is renewed by Congress. Potential changes include additional taxes or fees on our services which could impact our customers, combined reporting and other changes to general business taxes, central/unit-level assessment of property taxes and other matters that could increase our income, franchise, sales, use and/or property tax liabilities. In addition, federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

Further regulation of the cable industry could impair our ability to raise rates to cover our increasing costs, resulting in increased losses.

Currently, rate regulation of cable systems is strictly limited to the basic service tier and associated equipment and installation activities, and the FCC recently revised its rules, in response to changed market conditions, to make it more difficult for local franchising authorities to assert rate regulation authority. However, the FCC and Congress continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or Congress will further restrict the ability of cable system operators to implement rate increases for our video services or even for our high-speed Internet and voice services. Should this occur, it would impede our ability to raise our rates. If we are unable to raise our rates in response to increasing costs, our losses would increase.

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

We offer voice communications services over our broadband network using VoIP services. The FCC has ruled that competitive telephone companies that support VoIP services, such as those we offer our customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensures that our VoIP services can compete in the market. The scope of these interconnection rights are being reviewed in a current FCC proceeding, which may affect our ability to compete in the provision of voice services or result in additional costs. The FCC has also declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear, and at least one state (Minnesota) has asserted jurisdiction over the company’s VoIP services. We have filed a legal challenge to that jurisdictional assertion, which is now pending before a federal district court in Minnesota. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs. The FCC has already extended certain traditional telecommunications carrier requirements to many VoIP providers such as us, including E911, Universal Service fund collection, CALEA, privacy of Customer Proprietary Network Information, number porting, network outage reporting, rural call completion reporting, disability access and discontinuance of service requirements. In addition, the FCC is subjecting our VoIP services to new back-up power obligations that were effective beginning February 2015.

In 2011, the FCC released an order (subsequently upheld on appeal) that significantly changed the rules governing intercarrier compensation payments for the origination and termination of telephone traffic between carriers, including VoIP service providers like us. This change will result in a substantial decrease in intercarrier compensation payments over a multi-year period.

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

Our subsidiaries generally lease space for business offices. Our headend and tower locations are located on owned or leased parcels of land, and we generally own the towers on which our equipment is located. Charter Holdco owns the land and building for our St. Louis corporate office. We lease space for our corporate headquarters in Stamford, Connecticut.

The physical components of our cable systems require maintenance as well as periodic upgrades to support the new services and products we introduce. See “Item 1. Business – Our Network Technology.” We believe that our properties are generally in good operating condition and are suitable for our business operations.

Item 3. Legal Proceedings.

On February 14, 2014, Comcast and TWC announced their intent to merge.  Shortly thereafter, Breffni Barrett and others filed suit in the Supreme Court of the State of New York for the County of New York against Comcast, TWC and their respective officers and directors.  Plaintiffs alleged, among other things, that the TWC and Comcast boards of directors breached their fiduciary duties to their respective stockholders during merger negotiations by entering into the merger agreement and approving the merger; and that TWC, Comcast and the holding company created to merge the companies aided and abetted such breaches of fiduciary duties. Plaintiffs  further alleged that the joint proxy statement/prospectus filed by Comcast with the SEC on March 20, 2014, which contained the preliminary proxy statement of TWC, was misleading or omitted certain material information. Seven other similar class actions were filed in February and March 2014 in courts in New York and Delaware making similar allegations, and five of these were consolidated with this matter.  The complaints sought injunctive relief enjoining the stockholder vote and merger, unspecified declaratory and equitable relief, compensatory damages in an unspecified amount and costs and fees.  On July 22, 2014, those parties entered into a memorandum of understanding ("MOU") to settle the suits.  That MOU, which was subsequently amended, was subject to final approval by the New York Supreme Court and certain other conditions. However, in April 2015, Comcast and TWC terminated their proposed transaction, which terminated that settlement.  On May 26, 2015, Charter and TWC announced their intent to merge.
On June 29, 2015, the parties in the NY Actions filed a stipulation agreeing that plaintiffs could file a Second Consolidated Class Action Complaint (the “Second Amended Complaint”), and dismissing the action with prejudice as to Comcast and Tango Acquisition Sub, Inc. After the court so ordered the stipulation, the plaintiffs in the NY Actions filed the Second Amended Complaint on July 1, 2015. The Second Amended Complaint named as defendants TWC, the members of the TWC board of directors, Charter and the merger subsidiaries. The Second Amended Complaint generally alleges, among other things, that the members of the TWC board of directors breached their fiduciary duties to TWC stockholders during the Charter merger negotiations and by entering into the merger agreement and approving the mergers, and that Charter and its subsidiaries aided and abetted such breaches of fiduciary duties. The complaint sought, among other relief, injunctive relief enjoining the stockholder vote on the mergers, unspecified declaratory and equitable relief, compensatory damages in an unspecified amount, and costs and attorneys’ fees.

On September 9, 2015, the parties entered into an MOU to settle the action. Pursuant to the MOU, defendants issued certain supplemental disclosures relating to the mergers on a Form 8-K, and plaintiffs agreed to release with prejudice all claims that could have been asserted against defendants in connection with the mergers. The settlement is conditioned on, among other things, consummation of the transactions between TWC and Charter, and must be approved by the New York Supreme Court. In the event that the New York Supreme Court does not approve the settlement, the defendants intend to defend against any further litigation.

TWC, the TWC board of directors, Charter and the merger subsidiaries intend to defend vigorously any litigation filed.

On August 21, 2015, a purported stockholder of Charter filed a lawsuit in the Delaware Court of Chancery, on behalf of a putative class of Charter stockholders, challenging the transactions between Charter, TWC, A/N, and Liberty Broadband announced by Charter on May 26, 2015 (collectively, the “Transactions”). The lawsuit names as defendants Liberty Broadband, Charter, the board of directors of Charter, and “New,” or post-Transaction, Charter. Plaintiff alleged that the Transactions improperly benefit Liberty Broadband at the expense of other Charter shareholders, and that Charter issued a false and misleading proxy statement in connection with the Transactions.  Plaintiff requested, among other things, that the Delaware Court of Chancery enjoin the September 21, 2015 special meeting of Charter stockholders at which Charter stockholders were asked to vote on the Transactions until the defendants disclosed certain information relating to Charter and the Transactions. The disclosures demanded by the plaintiff included (i) certain unlevered free cash flow projections for Charter and (ii) a Form of Proxy and Right of First Refusal Agreement (“Proxy”) by and among Liberty Broadband, A/N, Charter and New Charter, which was referenced in the description of the Second Amended and Restated Stockholders Agreement, dated May 23, 2015, among Charter, New Charter, Liberty   Broadband and A/N. On September 9, 2015, Charter issued supplemental disclosures containing unlevered free cash flow projections for Charter. In return, the plaintiff agreed its disclosure claims were moot and withdrew its application to enjoin the Charter stockholder vote on the Transactions. Charter has not yet responded to this suit but intends to deny any liability, believes that it has substantial defenses, and intends to vigorously defend this suit.

On January 15, 2014, the California Department of Justice, in conjunction with the Alameda County, California District Attorney’s Office, initiated an investigation into whether Charter’s waste disposal policies, practices, and procedures violate the provisions of the California Health and Safety Code, the California Hazardous Waste Control Law, and any of their related regulations.  Charter is cooperating with the investigation.  At this time Charter does not expect that the outcome of this investigation will have a material effect on our operations, financial condition, or cash flows.

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

Other Proceedings

We are party to other lawsuits and claims that arise in the ordinary course of conducting our business, including lawsuits claiming violation of wage and hour laws.  The ultimate outcome of these other legal matters pending against us or our subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity, such lawsuits could have in the aggregate a material adverse effect on our consolidated financial condition, results of operations, or liquidity.  Whether or not we ultimately prevail in any particular lawsuit or claim, litigation can be time consuming and costly and injure our reputation.

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

Class A Common Stock

	High	Low
2014
First quarter	$138.86	$121.25
Second quarter	$158.38	$117.83
Third quarter	$164.15	$151.37
Fourth quarter	$169.70	$140.25

2015
First quarter	$193.46	$150.60
Second quarter	$193.19	$167.84
Third quarter	$194.50	$167.36
Fourth quarter	$193.33	$174.81

(B)	Holders

As of December 31, 2015, there were approximately 32 holders of record of Charter’s Class A common stock.

(C)	Dividends

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

(D) Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided as of December 31, 2015 with respect to equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	4,711,849	(1)	$112.41	5,044,950	(1)
Equity compensation plans not approved by security holders	—		$—	—

TOTAL	4,711,849	(1)		5,044,950	(1)

(1)
This total does not include 217,847 shares issued pursuant to restricted stock grants made under our 2009 Stock Incentive Plan, which are subject to vesting based on continued employment and market conditions.

For information regarding securities issued under our equity compensation plans, see Note 15 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

(E) Performance Graph

The graph below shows the cumulative total return on Charter’s Class A common stock for the period from December 31, 2010 through December 31, 2015, in comparison to the cumulative total return on Standard & Poor’s 500 Index and a peer group consisting of the national cable operators that are most comparable to us in terms of size and nature of operations. The Company’s peer group consists of Cablevision Systems Corporation (“Cablevision”), Comcast, and TWC.  The results shown assume that $100 was invested on December 31, 2010 and that all dividends were reinvested. These indices are included for comparative purposes only and do not reflect whether it is management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, nor are they intended to forecast or be indicative of future performance of Charter’s Class A common stock.
(F)  Recent Sales of Unregistered Securities

During 2015, there were no unregistered sales of securities of the registrant other than those previously reported on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

(G) Purchases of Equity Securities by the Issuer

The following table presents Charter's purchases of equity securities completed during the fourth quarter of 2015 representing shares withheld from employees primarily for the payment of taxes upon the vesting of equity awards.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2015	5,440	$182.10	—	N/A
November 1 - 30, 2015	105	$189.71	—	N/A
December 1 - 31, 2015	120,450	$181.37	—	N/A

Item 6. Selected Financial Data.

The following table presents selected consolidated financial data for the periods indicated (dollars in millions, except per share data):

	Years Ended December 31,
	2015	2014	2013	2012	2011

Statement of Operations Data:
Revenues	$9,754	$9,108	$8,155	$7,504	$7,204
Income from operations	$1,114	$971	$909	$915	$1,036
Interest expense, net	$(1,306)	$(911)	$(846)	$(907)	$(963)
Income (loss) before income taxes	$(331)	$53	$(49)	$(47)	$(70)
Net loss	$(271)	$(183)	$(169)	$(304)	$(369)
Loss per common share, basic and diluted	$(2.43)	$(1.70)	$(1.65)	$(3.05)	$(3.39)
Weighted average shares outstanding, basic and diluted	111,869,771	108,374,160	101,934,630	99,657,989	108,948,554

Balance Sheet Data (end of period):
Investment in cable properties	$16,375	$16,652	$16,556	$14,870	$14,843
Total assets (a)	$39,316	$24,388	$17,129	$15,440	$15,469
Total debt (a)	$35,723	$20,887	$14,031	$12,670	$12,747
Shareholders’ equity (deficit)	$(46)	$146	$151	$149	$409

Other Financial Data:
Ratio of earnings to fixed charges (b)	N/A	1.06	N/A	N/A	N/A
Deficiency of earnings to cover fixed charges (b)	$331	N/A	$49	$47	$70

(a)
Prior periods have been restated to reflect the adoption of certain new accounting standards, including Accounting Standards Update ("ASU") 2015-03 and 2015-17. For more information, see Note 20 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

(b)	Earnings include income (loss) before non-controlling interest and income taxes plus fixed charges. Fixed charges consist of interest expense and an estimated interest component of rent expense.

Comparability of the above information from year to year is affected by acquisitions and dispositions completed by us including the the acquisition of Bresnan Broadband Holdings, LLC and its subsidiaries (collectively, “Bresnan”) in July 2013 and restricted cash and cash equivalents that were held in escrow as of December 31, 2015 pending consummation of the TWC Transaction and Bright House Transaction, and restricted cash and cash equivalents that were held in escrow as of December 31, 2014 pending consummation of the Comcast Transactions which were terminated in April 2015. See “Part I. Item 1. Business” for a discussion regarding the TWC Transaction, Bright House Transaction and Comcast Transactions and "Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the acquisition of Bresnan.

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

Overview

We are a cable operator providing services in the United States with approximately 6.7 million residential and small and medium business customers at December 31, 2015. We offer our customers traditional cable video programming, Internet services, and voice services, as well as advanced video services such as video on demand, HD television and DVR service. We also sell local advertising on cable networks and provide fiber connectivity to cellular towers and office buildings. See “Part I. Item 1. Business — Products and Services” for further description of these services, including customer statistics for different services.

Our most significant competitors are direct broadcast satellite providers and certain telephone companies that offer services that provide features and functions similar to our Internet, video and voice services, including in some cases wireless services, and they also offer these services in bundles similar to ours. Customers have been more willing to consider our competitors' products, partially because of continued marketing highlighting perceived differences between competitive video products, especially when those competitors are often offering significant incentives to switch providers. Some consumers have chosen to receive video over the Internet rather than through pay television services including from us. See “Part I. Item 1. Business — Competition.”  In the recent past, we have grown revenues by offsetting basic video customer losses with price increases and sales of incremental services such as Internet, video on demand, DVR and HD television. We expect to continue to grow revenues by increasing the number of products in our current customer homes, obtaining new customers with our value offering and reducing churn. In addition, we expect to increase revenues by expanding the sales of services to our commercial customers. However, we cannot assure you that we will be able to grow revenues or maintain our margins at recent historical rates.

Our business plans include goals for increasing customers and revenue. To reach our goals, we actively invest in our network and operations, and improve the quality and value of the products and packages that we offer. We have enhanced our video product by moving to an all-digital platform, offering more HD channels and increasing digital and HD-DVR penetration. We simplified our offers and pricing, and package our products with the objective of bringing more value to new and existing customers than our competitors. As part of our effort to create more value for customers, we focus on driving penetration of our triple play offering, which includes more than 200 HD channels in most of our markets, video on demand, Internet service, and fully-featured voice service. In addition, we have fully insourced our direct sales workforce and are increasingly insourcing our field operations and call center workforces and modifying the way our sales workforce is compensated, which we believe positions us for better customer service and growth. We believe that our enhanced product set combined with improved customer service has lead to lower customer churn and longer customer lifetimes, allowing us to grow our customer base and revenue more quickly and economically.

Total revenue growth was 7% for the year ended December 31, 2015 compared to the corresponding period in 2014, and 12% for the year ended December 31, 2014 compared to the corresponding period in 2013, due to growth in our video, Internet and commercial businesses. Total revenue growth on a pro forma basis for the acquisition of Bresnan as if it had occurred on January 1, 2012 was 8% for the year ended December 31, 2014 compared to the corresponding period in 2013. For the years ended December 31, 2015, 2014 and 2013, Adjusted EBITDA was $3.4 billion, $3.2 billion and $2.9 billion, respectively.  Adjusted EBITDA is defined as net loss plus net interest expense, income tax expense, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, gain (loss) on derivative instruments, net, other expense, net and other operating expenses, such as merger and acquisition costs, special charges and (gain) loss on sale or retirement of assets. See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA.  Adjusted EBITDA increased 7% for the year ended December 31, 2015 compared to the corresponding period in 2014 and 12% for the year ended December 31, 2014 compared to the corresponding period in 2013 as a result of an increase in residential and commercial revenues offset by increases in programming costs, transition costs and other operating costs. Adjusted EBITDA growth on a pro forma basis for the acquisition of Bresnan as if it had occurred on January 1, 2012 was 8% for the year ended December 31, 2014 compared to the corresponding period in 2013. For the years ended December 31, 2015, 2014 and 2013, our income from operations was $1.1 billion, $971 million and $909 million, respectively. In addition to the factors discussed above, income from operations was affected by increases in other operating expenses such as merger and acquisition costs as well as increases in depreciation and amortization and stock compensation expense.

Approximately 91%, 90% and 89% of our revenues for years ended December 31, 2015, 2014 and 2013, respectively, are attributable to monthly subscription fees charged to customers for our video, Internet, voice, and commercial services provided by our cable systems. Generally, these customer subscriptions may be discontinued by the customer at any time subject to a fee for certain commercial customers. The remaining 9%, 10% and 11% of revenue for fiscal years 2015, 2014 and 2013, respectively, is derived primarily from advertising revenues, franchise and other regulatory fee revenues (which are collected by us but then paid to local authorities), pay-per-view and video on demand programming, installation, processing fees or reconnection fees charged to customers to commence or reinstate service, and commissions related to the sale of merchandise by home shopping services.

Our expenses primarily consist of operating costs, depreciation and amortization expense and interest expense. Operating costs primarily include programming costs, connectivity, franchise and other regulatory costs, the costs to service our customers such as field, network and customer operations costs, marketing costs and transition costs related to the TWC Transaction, Bright House Transaction and Comcast Transactions. Transition costs represent incremental costs incurred to increase the scale of our business as a result of the TWC Transaction, Bright House Transaction and Comcast Transactions.

We incurred the following transition costs in connection with the TWC Transaction, Bright House Transaction and Comcast Transactions. See "Part I. Item 1. Business" for a discussion regarding the TWC Transaction, Bright House Transaction and Comcast Transactions,

	Years ended December 31,
	2015	2014	2013

Operating expenses	$72	$14	$—
Other operating expenses	$70	$38	$16
Interest expense	$521	$75	$—
Capital expenditures	$115	$27	$—

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

Property, plant and equipment

The cable industry is capital intensive, and a large portion of our resources are spent on capital activities associated with extending, rebuilding, and upgrading our cable network. As of December 31, 2015 and 2014, the net carrying amount of our property, plant and equipment (consisting primarily of cable network assets) was approximately $8.3 billion (representing 49% of total assets excluding restricted cash and cash equivalents) and $8.4 billion (representing 48% of total assets excluding restricted cash and cash equivalents), respectively. Total capital expenditures for the years ended December 31, 2015, 2014 and 2013 were approximately $1.8 billion, $2.2 billion and $1.8 billion, respectively.

Capitalization of labor and overhead costs. Costs associated with network construction, initial customer installations, installation refurbishments, and the installation of equipment necessary to provide video, Internet or voices services, are capitalized. While our capitalization is based on specific activities, once capitalized, we track these costs by fixed asset category at the cable system level, and not on a specific asset basis. For assets that are sold or retired, we remove the estimated applicable cost and accumulated depreciation. Costs capitalized as part of installations include materials, direct labor, and certain indirect costs. These indirect costs are associated with the activities of personnel who assist in installation activities, and consist of compensation and overhead costs associated with these support functions. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while plant and equipment replacement, including replacement of certain components, and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

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

Labor costs directly associated with capital projects are capitalized. Capitalizable activities performed in connection with installations include such activities as:

•	dispatching a “truck roll” to the customer’s dwelling or business for service connection or placement of equipment;

•
verification of serviceability to the customer’s dwelling or business (i.e., determining whether the customer’s dwelling is capable of receiving service by our cable network and/or receiving advanced or Internet services);

•
customer premise activities performed by in-house field technicians and third-party contractors in connection with customer installations, installation of equipment in connection with the installation of video, Internet or voice services, and equipment replacement and betterment; and

•
verifying the integrity of the customer’s network connection by initiating test signals downstream from the headend to the customer’s digital set-top box, as well as testing signal levels at the pole or pedestal.

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

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our system activities could affect management’s judgment about the extent to which we should capitalize direct labor or overhead in the future. We monitor the appropriateness of our capitalization policies, and perform updates to our internal studies on an ongoing basis to determine whether facts or circumstances warrant a change to our capitalization policies. We capitalized internal direct labor and overhead of $286 million, $277 million and $219 million, respectively, for the years ended December 31, 2015, 2014 and 2013.

Valuation and impairment. We evaluate the recoverability of our property, plant and equipment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as the impairment of our indefinite life franchises, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions, or a deterioration of current or expected future operating results. A long-lived asset is deemed impaired when the carrying amount of the asset exceeds the projected undiscounted future cash flows associated with the asset. No impairments of long-lived assets to be held and used were recorded in the years ended December 31, 2015, 2014 and 2013.

We utilize the cost approach as the primary method used to establish fair value for our property, plant and equipment in connection with business combinations.  The cost approach considers the amount required to replace an asset by constructing or purchasing a new asset with similar utility, then adjusts the value in consideration of physical depreciation and functional and economic obsolescence as of the appraisal date. The cost approach relies on management’s assumptions regarding current material and labor costs required to rebuild and repurchase significant components of our property, plant and equipment along with assumptions regarding the age and estimated useful lives of our property, plant and equipment.

Useful lives of property, plant and equipment. We evaluate the appropriateness of estimated useful lives assigned to our property, plant and equipment, based on annual analysis of such useful lives, and revise such lives to the extent warranted by changing facts and circumstances. Any changes in estimated useful lives as a result of this analysis are reflected prospectively beginning in the period in which the study is completed. Our analysis of useful lives in 2015 did not indicate a change in useful lives.  The effect of a one-year decrease in the weighted average remaining useful life of our property, plant and equipment as of December 31, 2015 would be an increase in annual depreciation expense of approximately $251 million.  The effect of a one-year increase in the weighted average remaining useful life of our property, plant and equipment as of December 31, 2015 would be a decrease in annual depreciation expense of approximately $235 million.

Depreciation expense related to property, plant and equipment totaled $1.9 billion, $1.8 billion and $1.6 billion for the years ended December 31, 2015, 2014 and 2013, respectively, representing approximately 21%, 22% and 22% of costs and expenses, respectively. Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as listed below:

Cable distribution systems	7-20 years
Customer premise equipment and installations	3-8 years
Vehicles and equipment	3-6 years
Buildings and improvements	15-40 years
Furniture, fixtures and equipment	6-10 years

Intangible assets

Valuation and impairment of franchises. The net carrying value of franchises as of both December 31, 2015 and 2014 was approximately $6.0 billion (representing 35% of total assets excluding restricted cash and cash equivalents). For more information and a complete discussion of how we value and test franchise assets for impairment, see Note 6 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

In 2015, we performed a qualitative impairment assessment that indicated the fair value of the franchise assets in each unit of accounting exceeds the carrying value of such assets and thus resulted in no impairment. Our units of accounting for franchise impairment testing is based on geographical clustering of our cable systems into groups or markets. For each franchise unit of accounting, the estimated fair value of the franchise assets substantially exceeds the carrying value. Based on our qualitative impairment assessment and sensitivity analyses, none of our franchise assets are considered at risk of impairment. Based on the qualitative assessment, the franchise assets fair values are more than twice the carrying values for nearly all of the franchise units of accounting. The only exception is a single market in which its fair value of franchise assets exceeds its carrying value by more than 25%. The lower excess fair value of this market when compared to the others is attributed to the recent fair value measurement of this market's franchise assets in purchase accounting.

Valuation and impairment of goodwill. The net carrying value of goodwill as of both December 31, 2015 and 2014 was approximately $1.2 billion (representing 7% of total assets excluding restricted cash and cash equivalents). For more information and a complete discussion on how we test goodwill for impairment, see Note 6 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.” As with our franchise impairment testing, in 2015 we elected to perform a qualitative assessment and concluded that goodwill is not impaired. Based on the qualitative assessment and sensitivity analyses, implied goodwill is more than three times its carrying value.

Valuation, impairment and amortization of customer relationships. The net carrying value of customer relationships as of December 31, 2015 and 2014 was approximately $856 million (representing 5% of total assets excluding restricted cash and cash equivalents) and $1.1 billion (representing 6% of total assets excluding restricted cash and cash equivalents), respectively. Amortization expense related to customer relationships for the years ended December 31, 2015, 2014 and 2013 was approximately $249 million, $282 million and $284 million, respectively. No impairment of customer relationships was recorded in the years ended December 31, 2015, 2014, or 2013. For more information and a complete discussion on our valuation methodology and amortization method, see Note 6 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Income taxes

As of December 31, 2015, Charter had approximately $11.3 billion of federal tax net operating loss carryforwards resulting in a gross deferred tax asset of approximately $4.0 billion. Federal tax net operating loss carryforwards expire in the years 2020 through 2035; with $560 million expiring through 2023, $5.7 billion expiring between 2024 and 2028, and $5.0 billion expiring thereafter. These losses resulted from the operations of Charter Holdco and its subsidiaries. In addition, as of December 31, 2015, Charter had state tax net operating loss carryforwards, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $365 million. State tax net operating loss carryforwards generally expire in the years 2016 through 2035.  Such tax loss carryforwards can accumulate and be used to offset Charter’s future taxable income. As of December 31, 2015, $9.1 billion of federal tax loss carryforwards are unrestricted and available for Charter’s immediate use, while approximately $2.2 billion of federal tax loss carryforwards are still subject to Section 382 and other restrictions. Pursuant to these restrictions, Charter estimates that approximately $400 million in 2016 and an additional $226 million annually over each of the next eight years of federal tax loss carryforwards, should become unrestricted and available for Charter’s use. Charter’s state tax loss carryforwards are subject to similar but varying restrictions.

In addition to its tax loss carryforwards, Charter also has tax basis of $4.6 billion in intangible assets and $3.4 billion in property, plant, and equipment as of December 31, 2015. The tax basis in these assets is not subject to Section 382 limitations and therefore is currently deductible as depreciated or amortized. For illustrative purposes, Charter expects to reflect tax-deductible amortization and depreciation on assets owned as of December 31, 2015, of approximately $1.3 billion in 2016 and $3.2 billion between 2017 through 2020, decelerating annually. The foregoing projected deductions do not include any amortization or depreciation related to future capital spend or potential acquisitions. In addition, the deductions assume Charter does not dispose of a material portion of its business, make modifications to the underlying partnerships it owns, or create a new underlying partnership, all of which may materially affect the timing or amount of its existing amortization and depreciation deductions. Any one of these factors including pending transactions, future legislation or adjustments by the IRS upon examination could also affect the projected deductions.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In our evaluation of the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences. Due to our history of losses, we were unable to assume future taxable income in our analysis and accordingly valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized. Our gross deferred tax assets have been offset with a corresponding valuation allowance of $3.2 billion at December 31, 2015. The amount of the deferred tax assets considered realizable and, therefore, reflected in the consolidated balance sheet, would be increased at such time that it is more-likely-than-not future taxable income will be realized during the carryforward period. We periodically evaluate the facts and circumstances surrounding this assessment and, at the time this consideration is met, an adjustment to reverse some portion of the existing valuation allowance would result. As of December 31, 2015, we have recorded net deferred income tax liabilities of $1.6 billion largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

In contemplation of the TWC Transaction, Charter has performed a preliminary analysis of the valuation allowance recorded on Charter’s preexisting deferred tax assets considering the interaction of the tax positions of the acquiring and acquired entities in the TWC Transaction. Based on this analysis, certain of the deferred tax liabilities that are anticipated to be recognized in connection with the close of the TWC Transaction are expected to reverse and provide a source of future taxable income, resulting in a reduction of substantially all of Charter’s preexisting valuation allowance associated with its deferred tax assets.  Such release of Charter’s valuation allowance would be recognized directly to income tax benefit on the consolidated statements of operations. This preliminary analysis is subject to the finalization of the acquisition and the full assessment of the facts and circumstances surrounding the possible sources of future taxable income, after the close of the TWC Transaction.

In determining our tax provision for financial reporting purposes, Charter establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in our financial statements. The tax position is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized when the position is ultimately resolved. There is considerable judgment involved in determining whether positions taken on the tax return are “more likely than not” of being sustained. Charter adjusts its uncertain tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. No tax years for Charter or Charter Holdco, for income tax purposes, are currently under examination by the IRS. Tax years ending 2012 through 2015 remain subject to examination and assessment. Years prior to 2012 remain open solely for purposes of examination of Charter’s loss and credit carryforwards. We have recorded unrecognized tax benefits totaling approximately $5 million as of December 31, 2015, presented net of deferred taxes. We did not have any unrecognized tax benefits as of December 31, 2014.

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

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Year Ended December 31,
	2015		2014		2013

Revenues	$9,754	100%	$9,108	100%	$8,155	100%

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	6,426	66%	5,973	66%	5,345	66%
Depreciation and amortization	2,125	22%	2,102	23%	1,854	23%
Other operating expenses, net	89	1%	62	1%	47	1%
	8,640	89%	8,137	89%	7,246	89%
Income from operations	1,114	11%	971	11%	909	11%
Interest expense, net	(1,306)		(911)		(846)
Loss on extinguishment of debt	(128)		—		(123)
Gain (loss) on derivative instruments, net	(4)		(7)		11
Other expense, net	(7)		—		—
Income (loss) before income taxes	(331)		53		(49)

Income tax benefit (expense)	60		(236)		(120)
Net loss	$(271)		$(183)		$(169)

LOSS PER COMMON SHARE, BASIC AND DILUTED:	$(2.43)		$(1.70)		$(1.65)

Weighted average common shares outstanding, basic and diluted	111,869,771		108,374,160		101,934,630

Revenues. Total revenues grew $646 million or 7% in the year ended December 31, 2015 as compared to 2014 and grew $953 million or 12% in the year ended December 31, 2014 as compared to 2013. Revenue growth primarily reflects increases in the number of residential Internet and triple play customers and in commercial business customers, growth in expanded basic and digital penetration, promotional and annual rate increases, and higher advanced services penetration offset by a decrease in advertising sales in 2015 and a decrease in average basic video customers. The Bresnan Acquisition increased revenues by approximately $276 million in 2014 as compared to 2013.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Years ended December 31,
	2015		2014		2013		2015 over 2014		2014 over 2013
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change	Change	% Change
Video	$4,587	47%	$4,443	49%	$4,040	50%	$144	3.2%	$403	10%
Internet	3,003	31%	2,576	28%	2,186	27%	427	16.6%	390	18%
Voice	539	6%	575	6%	644	8%	(36)	(6.4)%	(69)	(11)%
Residential revenue	8,129	83%	7,594	83%	6,870	84%	535	7.0%	724	11%

Small and medium business	764	8%	676	7%	553	7%	88	13.0%	123	22%
Enterprise	363	4%	317	3%	259	3%	46	14.8%	58	22%
Commercial revenue	1,127	12%	993	11%	812	10%	134	13.5%	181	22%

Advertising sales	309	3%	341	4%	291	4%	(32)	(9.5)%	50	17%
Other	189	2%	180	2%	182	2%	9	5.0%	(2)	(1)%

	$9,754	100%	$9,108	100%	$8,155	100%	$646	7.1%	$953	12%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue. Residential video customers decreased by 2,000 in 2015 and by 82,000 in 2014. The changes in video revenues are attributable to the following (dollars in millions):

	2015 compared to 2014	2014 compared to 2013

Incremental video services, price adjustments and bundle revenue allocation	$161	$330
Increase (decrease) in premium, video on demand and pay-per-view	15	(16)
Decrease in average basic video customers	(32)	(49)
Bresnan Acquisition	—	138

	$144	$403

Residential Internet customers grew by 442,000 and 386,000 customers in 2015 and 2014, respectively. The increases in Internet revenues from our residential customers are attributable to the following (dollars in millions):

	2015 compared to 2014	2014 compared to 2013

Increase in average residential Internet customers	$242	$200
Service level changes, price adjustments and bundle revenue allocation	185	116
Bresnan Acquisition	—	74

	$427	$390

Residential voice customers grew by 159,000 and 166,000 customers in 2015 and 2014, respectively. The changes in voice revenues from our residential customers are attributable to the following (dollars in millions):

	2015 compared to 2014	2014 compared to 2013

Price adjustments and bundle revenue allocation	$(70)	$(135)
Increase in average residential voice customers	34	43
Bresnan Acquisition	—	23

	$(36)	$(69)

Small and medium business PSUs increased 109,000 and 84,000 in 2015 and 2014, respectively. The increases in small and medium business commercial revenues are attributable to the following (dollars in millions):

	2015 compared to 2014	2014 compared to 2013

Increase in small and medium business customers	$112	$70
Price adjustments	(24)	21
Bresnan Acquisition	—	32

	$88	$123

Enterprise PSUs increased 5,000 and 4,000 in 2015 and 2014, respectively. The increases in enterprise commercial revenues are primarily due to growth in customers.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues decreased in 2015 primarily as a result of a decrease in political advertising of $29 million. Advertising sales revenues increased in 2014 primarily as a result of an increase in political advertising of $30 million. The Bresnan Acquisition increased advertising sales revenue by approximately $7 million in 2014 compared to the corresponding prior year period.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. The increase in 2015 was primarily due to an increase in processing fees partially offset by a decrease in wire maintenance fees and the decrease in 2014 was primarily due to a decrease in wire maintenance fees. The Bresnan Acquisition increased other revenues in 2014 compared to the corresponding prior year period by approximately $2 million.

Operating costs and expenses. The increases in our operating costs and expenses are attributable to the following (dollars in millions):

	2015 compared to 2014	2014 compared to 2013

Programming	$219	$234
Franchise, regulatory and connectivity	7	11
Costs to service customers	26	59
Marketing	9	40
Transition costs	58	14
Other	134	90
Bresnan Acquisition	—	180

	$453	$628

Programming costs were approximately $2.7 billion, $2.5 billion and $2.1 billion, representing 42%, 41% and 40% of operating costs and expenses for each of the years ended December 31, 2015, 2014 and 2013, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, video on demand, and pay-per-view programming. The increase in programming costs is primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents, broader carriage of certain networks as a result of our all-digital initiative and the introduction of new networks to Charter's video offering as well as 2014 expense benefits not recurring in 2015. We expect programming expenses to continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new sports services. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

Costs to service customers include costs related to field operations, network operations and customer care for our residential and small and medium business customers including internal and third party labor for installations, service and repair, maintenance, billing and collection, occupancy and vehicle costs. The increase in costs to service customers was primarily the result of our larger customer base and higher spending on labor to deliver improved products and service levels and, in 2014, higher collection costs.

The increase in marketing costs during 2014 was the result of heavier sales activity and sales channel development.

Transition costs represent incremental costs incurred to increase the scale of our business as a result of the TWC Transaction, Bright House Transaction and Comcast Transactions. The Comcast Transactions were terminated in April 2015. See "Part I. Item 1. Business" for a discussion regarding the TWC Transaction, Bright House Transaction and Comcast Transactions.

The increases in other expense are attributable to the following (dollars in millions):

	2015 compared to 2014	2014 compared to 2013

Corporate costs	$44	$40
Stock compensation expense	23	7
Property tax and insurance	17	(9)
Bad debt	15	17
Advertising sales expense	10	18
Enterprise	7	11
Other	18	6

	$134	$90

The increase in corporate costs relates primarily to increases in the number of employees and investments in technology. Stock compensation expense increased primarily due to increases in headcount and the value of equity issued. Property tax and insurance increased primarily due to the continuation of insourcing our workforce. The increases in bad debt is primarily related to a third quarter 2014 change in our collections policy and lower recoveries.

Depreciation and amortization. Depreciation and amortization expense increased by $23 million and $248 million in 2015 and 2014, respectively, which primarily represents depreciation on more recent capital expenditures offset by certain assets becoming fully depreciated. The increase in depreciation and amortization expense in 2014 compared to 2013 was also affected by the Bresnan Acquisition.

Other operating expenses, net. The changes in other operating expenses, net are attributable to the following (dollars in millions):

	2015 compared to 2014	2014 compared to 2013

Merger and acquisitions costs	$32	$22
Loss on sale of assets, net	$(6)	$2
Special charges, net	1	(9)

	$27	$15

For more information, see Note 14 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Interest expense, net. Net interest expense increased by $395 million in 2015 from 2014 and by $65 million in 2014 from 2013. Net interest expense increased in 2015 and 2014 compared to the corresponding prior year periods primarily as a result of an increase of $446 million and $75 million, respectively, of interest expense associated with the debt held in escrow to fund the TWC Transaction, Bright House Transaction and Comcast Transactions offset by a decrease in interest rates.

Loss on extinguishment of debt. Loss on extinguishment of debt consists of the following for the years ended December 31, 2015, 2014 and 2013 (dollars in millions):

	Year ended December 31,
	2015	2014	2013

CCO Holdings notes repurchases	$123	$—	$65
Charter Operating credit amendment / prepayments	—	—	58
Termination of debt held in escrow related to the Comcast Transactions	5	—	—

	$128	$—	$123

For more information, see Note 8 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Gain (loss) on derivative instruments, net. Interest rate derivative instruments are held to manage our interest costs and reduce our exposure to increases in floating interest rates. We recognized losses of $4 million and $7 million and a gain of $11 million during the years ended December 31, 2015, 2014 and 2013, respectively, which represents the amortization of accumulated other comprehensive loss for interest rate derivative instruments no longer designated as hedges for accounting purposes and their change in fair value. For more information, see Note 11 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Other expense, net. Other expense, net of $7 million for the year ended December 31, 2015 primarily represents equity losses on our equity investments. For more information, see Note 17 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Income tax expense. Income tax benefit of $60 million and income tax expense of $236 million and $120 million was recognized for the years ended December 31, 2015, 2014 and 2013, respectively. The income tax benefit in 2015 was primarily due to the deemed liquidation of Charter Holdco solely for federal and state income tax purposes, resulting in a $187 million deferred income tax benefit offset by income tax expense recognized during 2015, primarily through increases in deferred tax liabilities. Income tax expense was recognized in all periods primarily through increases in deferred tax liabilities related to Charter’s franchises, which are characterized as indefinite lived for book financial reporting purposes, as well as to a lesser extent, through current federal and state income tax expense. Current federal and state income tax expense included $5 million, $3 million and $8 million, respectively, for the years ended December 31, 2015, 2014 and 2013. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results. For more information, see Note 16 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Net loss. We incurred net loss of $271 million, $183 million and $169 million for the years ended December 31, 2015, 2014 and 2013, respectively, primarily as a result of the factors described above.

Loss per common share. During 2015 and 2014, net loss per common share increased by $0.73 and $0.05, respectively, as a result of the factors described above.

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

Adjusted EBITDA is defined as net loss plus net interest expense, income taxes, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, (gain) loss on derivative instruments, net, other expense, net and other operating expenses, such as merger and acquisition costs, special charges and (gain) loss on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. Adjusted EBITDA is used by management and Charter’s board of directors to evaluate the performance of our business. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. Management evaluates these costs through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

We believe that Adjusted EBITDA and free cash flow provide information useful to investors in assessing our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United States Securities and Exchange Commission). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which fees were in the amount of $322 million, $253 million and $201 million for the years ended December 31, 2015, 2014 and 2013, respectively.

	Years ended December 31,
	2015	2014	2013

Net loss	$(271)	$(183)	$(169)
Plus: Interest expense, net	1,306	911	846
Income tax (benefit) expense	(60)	236	120
Depreciation and amortization	2,125	2,102	1,854
Stock compensation expense	78	55	48
Loss on extinguishment of debt	128	—	123
(Gain) loss on derivative instruments, net	4	7	(11)
Other, net	96	62	47

Adjusted EBITDA	$3,406	$3,190	$2,858

Net cash flows from operating activities	$2,359	$2,359	$2,158
Less: Purchases of property, plant and equipment	(1,840)	(2,221)	(1,825)
Change in accrued expenses related to capital expenditures	28	33	76

Free cash flow	$547	$171	$409

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

In February 2016, Charter's subsidiary, CCO Holdings, announced an offering of $1.7 billion aggregate principal amount of 5.875% senior notes due 2024. We expect to close that offering in February 2016 and the net proceeds will be used to (i) repurchase or redeem certain of CCO Holdings’ 7.000% senior notes due 2019 and 7.375% senior notes due 2020 and pay related fees and expenses and (ii) for general corporate purposes including, for example, to fund a portion of the incremental cash proceeds to TWC stockholders if they were to elect $115 per share in cash rather than $100 per share. Any redemption or repurchase of notes would not take place until after such cash elections were determined.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt, including $21.8 billion of which proceeds are currently held in escrow pending consummation of the TWC Transaction.  The principal amount of our debt as of December 31, 2015 was $35.9 billion, consisting of $7.4 billion of credit facility debt and $28.6 billion of senior notes. Our business requires significant cash to fund principal and interest payments on our debt.  As of December 31, 2015, $121 million of our long-term debt matures in 2016, $140 million in 2017, $844 million in 2018, $665 million in 2019, $4.2 billion in 2020 and $29.9 billion thereafter. The maturities of the CCO Safari III credit facilities assume the TWC Transaction closes in the second quarter of 2016. As of December 31, 2015, we had other contractual obligations, including interest on our debt, totaling $22.9 billion.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $547 million, $171 million and $409 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the amount available under our credit facilities was approximately $961 million. We expect to utilize free cash flow and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of or reduce the principal on our obligations. The timing and terms of any refinancing transactions will be subject to market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating's revolving credit facility as well as access to the capital markets to fund our projected operating cash needs.

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

Free Cash Flow

Free cash flow was $547 million, $171 million and $409 million for the years ended December 31, 2015, 2014 and 2013, respectively. The changes in free cash flow were due to the following.

	Year ended December 31, 2015 compared to year ended December 31, 2014	Year ended December 31, 2014 compared to year ended December 31, 2013

(Increase) decrease in capital expenditures	$381	$(396)
Increase in Adjusted EBITDA	216	332
Changes in working capital, excluding change in accrued interest	9	(52)
Increase in cash paid for interest	(196)	(87)
Other, net	(34)	(35)

	$376	$(238)

Long-Term Debt

As of December 31, 2015, the accreted value of our total debt was approximately $35.7 billion, as summarized below (dollars in millions):

	December 31, 2015
	Principal Amount	Accreted Value (a)	Semi-Annual Interest Payment Dates	Maturity Date (b)
CCOH Safari, LLC:
5.750% senior notes due 2026	2,500	2,499	2/15 & 8/15	2/15/2026
CCO Safari II, LLC:
3.579% senior notes due 2020	2,000	1,999	1/23 & 7/23	7/23/2020
4.464% senior notes due 2022	3,000	2,998	1/23 & 7/23	7/23/2022
4.908% senior notes due 2025	4,500	4,497	1/23 & 7/23	7/23/2025
6.384% senior notes due 2035	2,000	1,999	4/23 & 10/23	10/23/2035
6.484% senior notes due 2045	3,500	3,498	4/23 & 10/23	10/23/2045
6.834% senior notes due 2055	500	500	4/23 & 10/23	10/23/2055
CCO Safari III, LLC:
Credit facilities	3,800	3,788		Varies
CCO Holdings, LLC:
7.000% senior notes due 2019	600	594	1/15 & 7/15	1/15/2019
7.375% senior notes due 2020	750	744	6/1 & 12/1	6/1/2020
5.250% senior notes due 2021	500	496	3/15 & 9/15	3/15/2021
6.500% senior notes due 2021	1,500	1,487	4/30 & 10/30	4/30/2021
6.625% senior notes due 2022	750	740	1/31 & 7/31	1/31/2022
5.250% senior notes due 2022	1,250	1,229	3/30 & 9/30	9/30/2022
5.125% senior notes due 2023	1,000	990	2/15 & 8/15	2/15/2023
5.125% senior notes due 2023	1,150	1,140	5/1 & 11/1	5/1/2023
5.750% senior notes due 2023	500	495	3/1 & 9/1	9/1/2023
5.750% senior notes due 2024	1,000	990	1/15 & 7/15	1/15/2024
5.375% senior notes due 2025	750	744	5/1 & 11/1	5/1/2025
5.875% senior notes due 2027	800	794	5/1 & 11/1	5/1/2027
Charter Communications Operating, LLC:
Credit facilities	3,552	3,502		Varies
	$35,902	$35,723

(a)
The accreted values presented above represent the principal amount of the debt less the original issue discount at the time of sale and deferred financing costs, plus the accretion of both amounts to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. We have availability under our credit facilities of approximately $961 million as of December 31, 2015.

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

Contractual Obligations

The following table summarizes our payment obligations as of December 31, 2015 under our long-term debt and certain other contractual obligations and commitments (dollars in millions.)

	Payments by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations (a)
Long-Term Debt Principal Payments (a)	$35,902	$121	$984	$4,867	$29,930
Long-Term Debt Interest Payments (b)	21,751	1,838	3,730	3,617	12,566
Operating Lease Obligations (c)	183	51	78	35	19
Programming Minimum Commitments (d)	545	265	252	25	3
Other (e)	435	397	29	5	4

Total	$58,816	$2,672	$5,073	$8,549	$42,522

(a)
The table presents maturities of long-term debt outstanding as of December 31, 2015, including $21.8 billion which proceeds are currently held in escrow pending consummation of the TWC Transaction. The maturities of the CCO Safari III credit facilities assume the TWC Transaction closes in the second quarter of 2016. Refer to Notes 8 and 18 to our accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other contractual obligations and commitments.

(b)
Interest payments on variable debt are estimated using amounts outstanding at December 31, 2015 and the average implied forward London Interbank Offering Rate (“LIBOR”) rates applicable for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2015. Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods.

(c)
We lease certain facilities and equipment under noncancelable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2015, 2014 and 2013, were $49 million, $43 million and $34 million, respectively.

(d)
We pay programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term. Programming costs included in the accompanying statement of operations were approximately $2.7 billion, $2.5 billion and $2.1 billion, for the years ended December 31, 2015, 2014 and 2013, respectively. Certain of our programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.

(e)	“Other” represents other guaranteed minimum commitments, which consist primarily of commitments to our customer premise equipment vendors.

The following items are not included in the contractual obligations table because the obligations are not fixed and/or determinable due to various factors discussed below. However, we incur these costs as part of our operations:

•
We rent utility poles used in our operations. Generally, pole rentals are cancelable on short notice, but we anticipate that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2015, 2014 and 2013 was $53 million, $49 million and $49 million, respectively.

•
We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. We also pay other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $212 million, $208 million and $190 million for the years ended December 31, 2015, 2014 and 2013, respectively.

•	We also have $67 million in letters of credit, primarily to our various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.

Charter has agreed to certain commitments that will be effective upon the consummation of the TWC Transaction and Bright House Transaction. See "Part I. Item 1. Business" for a listing of these commitments. Also, contingent upon closing of the TWC Transaction and release of the proceeds from escrow, Charter will be obligated to pay additional debt issuance fees. For more information, see Note 8 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of December 31, 2015, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on December 31, 2015 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $5 million and $3 million in cash and cash equivalents as of December 31, 2015 and 2014, respectively. We also held $22.3 billion and $7.1 billion in restricted cash and cash equivalents as of December 31, 2015 and December 31, 2014, respectively.

Operating Activities. Net cash provided by operating activities remained flat at $2.4 billion for the year ended December 31, 2015 and 2014.

Net cash provided by operating activities increased $201 million from $2.2 billion for the year ended December 31, 2013 to $2.4 billion for the year ended December 31, 2014, primarily due to an increase in Adjusted EBITDA of $332 million offset by an $87 million increase in cash paid for interest and a $22 million increase in merger and acquisition costs.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2015, 2014 and 2013, was $17.0 billion, $9.3 billion and $2.4 billion, respectively. The increase in 2015 compared to 2014 is primarily due to an increase in the investment of net proceeds from the issuance of the CCO Safari II notes, CCO Safari III credit facilities and CCOH Safari notes related to the TWC Transaction in long-term restricted cash and cash equivalents offset by a decrease in long-term restricted cash and cash equivalents upon repayment of the Term G Loans and CCOH Safari notes out of escrow related to the Comcast Transactions and a decrease in capital expenditures. The increase in 2014 compared to 2013 is primarily due to the investment of $7.1 billion of net proceeds from the issuance of the Term G Loans and CCOH Safari notes issued in connection with the Comcast Transactions in long-term restricted cash and cash equivalents, and higher capital expenditures offset by $676 million cash paid for the Bresnan Acquisition (net of debt assumed) in 2013.

Financing Activities. Net cash provided in financing activities was $14.7 billion, $6.9 billion and $299 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in cash provided during the year ended December 31, 2015 as compared to the corresponding period in 2014 was primarily the result of the issuance of the CCO Safari II notes, CCO Safari III credit facilities and CCOH Safari notes related to the TWC Transaction offset by the repayment of $7.1 billion of net proceeds held in escrow related to the CCOH Safari notes and Term G Loans upon the termination of the Comcast Transactions. The increase in cash provided during the year ended December 31, 2014 as compared to the corresponding period in 2013, was primarily due to the issuance of the Term G Loans and CCOH Safari notes in 2014 related to the Comcast Transactions.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.8 billion, $2.2 billion and $1.8 billion for the years ended December 31, 2015, 2014 and 2013, respectively.  The decrease was driven by the completion of our all-digital transition in 2014 offset by higher product development investments and incremental transition capital expenditures incurred in connection with the TWC Transaction, Bright House Transaction and Comcast Transactions. Excluding transition-related expenditures, capital expenditures were $1.7 billion for the year ended December 31, 2015. See the table below for more details.

We anticipate 2016 capital expenditures to be driven by growth in residential and commercial customers along with further spend related to product development and transition-related expenditures. The actual amount of our capital expenditures in 2016 will depend on a number of factors including the pace of transition planning to service a larger customer base upon closing of the TWC Transaction and Bright House Transaction and growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our liabilities related to capital expenditures increased by $28 million, $33 million and $76 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the years ended December 31, 2015, 2014 and 2013. The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Year ended December 31,
	2015	2014	2013

Customer premise equipment (a)	$582	$1,082	$841
Scalable infrastructure (b)	523	455	352
Line extensions (c)	194	176	219
Upgrade/rebuild (d)	128	167	183
Support capital (e)	413	341	230

Total capital expenditures (f)	$1,840	$2,221	$1,825

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

(f)	Total capital expenditures for the years ended December 31, 2015, 2014 and 2013 include the following (dollars in millions):

	Year ended December 31,
	2015	2014	2013

Capital expenditures related to commercial services	$260	$242	$300
Capital expenditures related to transition	$115	$27	$—
Capital expenditures related to all-digital transition	$—	$410	$88

Description of Our Outstanding Debt

Overview

As of December 31, 2015 and 2014, the blended weighted average interest rate on our debt was 5.1% and 5.4%, respectively. The interest rate on approximately 83% and 72% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of December 31, 2015 and 2014, respectively. The fair value of our senior notes was $28.7 billion and $14.2 billion at December 31, 2015 and 2014, respectively. The fair value of our credit facilities was $7.3 billion and $7.2 billion at December 31, 2015 and 2014, respectively. The fair value of our senior notes and credit facilities were based on quoted market prices.

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

Charter Operating Credit Facilities – General

The Charter Operating credit facilities have an outstanding principal amount of $3.6 billion at December 31, 2015 as follows:

•
A term loan A with a remaining principal amount of $647 million, which is repayable in quarterly installments and aggregating $66 million in 2016 and $75 million in 2017, with the remaining balance due at final maturity on April 22, 2018;

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

•	A revolving loan with an outstanding balance of $273 million at December 31, 2015 and allowing for borrowings of up to $1.3 billion, maturing on April 22, 2018.

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

CCO Safari III Credit Facilities - General

In August 2015, Charter Operating closed on a new term loan H facility ("Term H Loan") and a new term loan I facility ("Term I Loan") totaling an aggregate principal amount of $3.8 billion pursuant to the terms of the Credit Agreement. The Term H Loan was issued at a principal amount of $1.0 billion and matures in 2021. Pricing on the Term H Loan was set at LIBOR plus 2.50% with a LIBOR floor of 0.75% and issued at a price of 99.75% of the aggregate principal amount. The Term I Loan was issued at a principal amount of $2.8 billion and matures in 2023. Pricing on the Term I Loan was set at LIBOR plus 2.75% with a LIBOR floor of 0.75% and issued at a price of 99.75% of the aggregate principal amount. The CCO Safari III credit facilities form a portion of the debt financing to be used to fund the cash portion of the TWC Transaction. Charter Operating assigned all of its obligations with respect to the CCO Safari III credit facilities and transferred all of the proceeds from the CCO Safari III credit facilities to CCO Safari III, and CCO Safari III placed the funds in an escrow account pending the closing of the TWC Transaction, at which time, subject to certain conditions, Charter Operating will re-assume the obligations in respect of the CCO Safari III credit facilities under the Credit Agreement. Should the TWC Transaction be terminated, such amounts placed into escrow will be used to settle any outstanding CCO Safari III credit facilities at a price of 99.75% of the aggregate principal amount. See "Part I. Item I. Business" for a discussion of the TWC Transaction and Bright House Transaction.

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

At December 31, 2015, Charter Operating had a consolidated leverage ratio of approximately 1.1 to 1.0 and a consolidated first lien leverage ratio of 0.9 to 1.0. Both ratios are in compliance with the ratios required by the Charter Operating credit facilities. A failure by Charter Operating to maintain the financial covenants would result in an event of default under the Charter Operating credit facilities and the debt of CCO Holdings. See “— Cross Acceleration” and “Part I. Item 1A. Risk Factors — The agreements and instruments governing our debt contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity."

CCO Safari III Credit Facilities — Restrictive Covenants

The CCO Safari III credit facilities are subject to the terms and conditions of a separate credit facility and escrow agreement until Charter Operating re-assumes its obligations for the loan. The CCO Safari III credit facilities contain customary representations and warranties and affirmative covenants with limited negative covenants prohibiting CCO Safari III from engaging in any material activities other than performing its obligations under the credit facilities and the escrow agreement or otherwise issuing other indebtedness pursuant to escrow arrangements similar to the CCO Safari III credit facilities and escrow agreement. As required by the CCO Safari III credit facilities, CCO Safari III, Bank of America, N.A., and U.S. Bank, N.A., as escrow agent, entered into an escrow agreement pursuant to which, CCO Safari III is required to maintain an escrow account over which the administrative agent has a perfected first priority security interest on behalf of the CCO Safari III credit facilities lenders. The events of default under the CCO Safari III credit facilities include, among others:

•	the failure to make payments when due or within the applicable grace period;

•	any acceleration of the loans and termination of the commitments under the Charter Operating credit facilities; and

•	the escrow agreement shall cease to be in full force and effect or the lien in the escrow account shall cease to be enforceable with the same effect and priority.

CCO Safari II Notes

In July 2015, CCO Safari II, a wholly owned subsidiary of Charter, closed on transactions in which it issued $15.5 billion in aggregate principal amount of senior secured notes comprised of $2.0 billion aggregate principal amount of 3.579% senior secured notes due 2020, $3.0 billion aggregate principal amount of 4.464% senior secured notes due 2022, $4.5 billion aggregate principal amount of 4.908% senior secured notes due 2025, $2.0 billion aggregate principal amount of 6.384% senior secured notes due 2035, $3.5 billion aggregate principal amount of 6.484% senior secured notes due 2045 and $500 million aggregate principal amount of 6.834% senior notes due 2055. The net proceeds from the issuance of the CCO Safari II notes were deposited into an escrow account and will be used to partially finance the TWC Transaction as well as for general corporate purposes. The release of the proceeds to us is subject to satisfaction of certain conditions, including the closing of the TWC Transaction. Upon release of the proceeds, CCO Safari II will merge into Charter Operating and the CCO Safari II notes will become obligations of Charter Operating and Charter Communications Operating Capital Corp. Should the Merger Agreement be terminated prior to the consummation of the TWC Transaction, or upon expiration of the escrow agreement on May 23, 2016 (or six months following such date in the event of an extension of the Merger Agreement), such amounts placed in escrow must be used to settle any outstanding CCO Safari II notes at a price of 101% of the aggregate principal amount. See "Part I. Item I. Business" for a discussion of the TWC Transaction and Bright House Transaction.

Upon release of the proceeds from escrow, the CCO Safari II notes will be senior debt obligations of Charter Operating and Charter Communications Operating Capital Corp. and will be guaranteed by CCO Holdings and Charter Operating's subsidiaries. In addition, the CCO Safari II notes will be secured by a perfected first priority security interest in substantially all of the assets of Charter Operating to the extent such liens can be perfected under the Uniform Commercial Code by the filing of a financing statement and the liens will rank equally with the liens on the collateral securing obligations under the Charter Operating credit facilities. Upon release of the proceeds from escrow, Charter Operating may redeem some or all of the CCO Safari II notes at any time at a premium.

CCO Safari II Notes - Restrictive Covenants

The CCO Safari II notes are subject to the terms and conditions of the indenture governing the CCO Safari II notes as well as a separate escrow agreement until Charter Operating re-assumes its obligations for the CCO Safari II notes. The CCO Safari II notes contain customary representations and warranties and affirmative covenants with limited negative covenants. As required by the CCO Safari II indenture, CCO Safari II and Bank of America, N.A, as escrow agent, entered into an escrow agreement pursuant to which, CCO Safari II is required to maintain an escrow account over which the administrative agent has a perfected first priority security interest on behalf of the CCO Safari II notes holders. The events of default under the CCO Safari II indenture include, among others, the failure to make payments when due or within the applicable grace period.

CCOH Safari Notes

In November 2015, CCOH Safari, a wholly owned subsidiary of Charter, closed on transactions in which it issued $2.5 billion aggregate principal amount of 5.750% senior unsecured notes due 2026. The net proceeds from the issuance of the CCOH Safari notes were deposited into an escrow account and will be used to partially finance the TWC Transaction as well as for general corporate purposes. The release of the proceeds to us is subject to satisfaction of certain conditions, including the closing of the TWC Transaction. Substantially concurrently with the escrow release, the CCOH Safari notes will become obligations of CCO Holdings and CCO Holdings Capital. CCOH Safari will merge into CCO Holdings. Should the Merger Agreement be terminated prior to the consummation of the TWC Transaction, or upon expiration of the escrow agreement on May 23, 2016 (or six months following such date in the event of an extension of the Merger Agreement), such amounts placed in escrow must be used to settle amounts outstanding under the CCOH Safari notes at par value. See "Part I. Item I. Business" for a discussion of the TWC Transaction and Bright House Transaction.

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

CCO Holdings Notes

The CCO Holdings notes are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. Such notes are guaranteed by Charter. They rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp. They are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating credit facilities. Upon consummation of the TWC Transaction, the CCO Holdings notes will not be guaranteed by Charter or New Charter.

Redemption Provisions of Our Notes

The various notes issued by our subsidiaries included in the table may be redeemed in accordance with the following table or are not redeemable until maturity as indicated:

Note Series	Redemption Dates	Percentage of Principal
CCOH Safari, LLC:
5.750% senior notes due 2026	February 15, 2021 - February 14, 2022	102.875%
	February 15, 2022 - February 14, 2023	101.917%
	February 15, 2023 - February 14, 2024	100.958%
	Thereafter	100.000%

CCO Holdings, LLC:
7.000% senior notes due 2019	January 15, 2016 – January 14, 2017	101.750%
	Thereafter	100.000%
7.375% senior notes due 2020	December 1, 2015 – November 30, 2016	103.688%
	December 1, 2016 – November 30, 2017	101.844%
	Thereafter	100.000%
5.250% senior notes due 2021	March 15, 2016 – March 14, 2017	103.938%
	March 15, 2017 – March 14, 2018	102.625%
	March 15, 2018 – March 14, 2019	101.313%
	Thereafter	100.000%
6.500% senior notes due 2021	April 30, 2015 – April 29, 2016	104.875%
	April 30, 2016 – April 29, 2017	103.250%
	April 30, 2017 – April 29, 2018	101.625%
	Thereafter	100.000%
6.625% senior notes due 2022	January 31, 2017 – January 30, 2018	103.313%
	January 31, 2018 – January 30, 2019	102.208%
	January 31, 2019 – January 30, 2020	101.104%
	Thereafter	100.000%
5.250% senior notes due 2022	September 30, 2017 – September 29, 2018	102.625%
	September 30, 2018 – September 29, 2019	101.750%
	September 30, 2019 – September 29, 2020	100.875%
	Thereafter	100.000%
5.125% senior notes due 2023	February 15, 2018 – February 14, 2019	102.563%
	February 15, 2019 – February 14, 2020	101.708%
	February 15, 2020 – February 14, 2021	100.854%
	Thereafter	100.000%
5.125% senior notes due 2023	May 1, 2018 - April 30, 2019	103.844%
	May 1, 2019 - April 30, 2020	102.563%
	May 1, 2020 - April 30, 2021	101.281%
	Thereafter	100.000%
5.750% senior notes due 2023	March 1, 2018 – February 28, 2019	102.875%
	March 1, 2019 – February 29, 2020	101.917%
	March 1, 2020 – February 28, 2021	100.958%
	Thereafter	100.000%
5.750% senior notes due 2024	July 15, 2018 – July 14, 2019	102.875%
	July 15, 2019 – July 14, 2020	101.917%
	July 15, 2020 – July 14, 2021	100.958%
	Thereafter	100.000%
5.375% senior notes due 2025	May 1, 2020 - April 30, 2021	102.688%
	May 1, 2021 - April 30, 2022	101.792%
	May 1, 2022 - April 30, 2023	100.896%
	Thereafter	100.000%
5.875% senior notes due 2027	May 1, 2021 - April 30, 2022	102.938%
	May 1, 2022 - April 30, 2023	101.469%
	May 1, 2023 - April 30, 2024	100.734%
	Thereafter	100.000%

In the event that a specified change of control event occurs, each of the respective issuers of the notes must offer to repurchase any then outstanding notes at 101% of their principal amount or accrued value, as applicable, plus accrued and unpaid interest, if any.

Prior to the par call date as defined below, CCO Safari II may redeem some or all of the respective note at 100% of the principal amount of such note plus an applicable premium as defined in the indenture.

Note Series	Par Call Date
CCO Safari II, LLC:
3.579% senior notes due 2020	June 23, 2020
4.464% senior notes due 2022	May 23, 2022
4.908% senior notes due 2025	April 23, 2025
6.384% senior notes due 2035	April 23, 2035
6.484% senior notes due 2045	April 23, 2045
6.834% senior notes due 2055	April 23, 2055

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

The CCOH Safari notes were issued pursuant to a base indenture and a first supplemental indenture to that base all dated November 20, 2015 (the “CCOH Safari Indentures”). The CCOH Safari Indentures provide that, with limited exceptions of covenants regarding compliance certificates and stay, extension and usury laws, covenants restricting the activities of the note issuer and its subsidiaries do not apply until such time as the CCOH Safari note proceeds are released from escrow. As stated previously, substantially concurrently with the escrow release, the CCOH Safari notes will become obligations of CCO Holdings and CCO Holdings Capital, CCOH Safari will merge with CCO Holdings and the terms and conditions of the CCOH Safari Indentures will apply to CCO Holdings and CCO Holdings Capital.

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

Cross Acceleration

The CCO Holdings Indentures and CCOH Safari Indentures include various events of default, including cross acceleration provisions. Under these provisions, a failure by CCO Holdings or any of its restricted subsidiaries to pay at the final maturity thereof the principal amount of other indebtedness having a principal amount of $100 million or more (or any other default under any such indebtedness resulting in its acceleration) would result in an event of default under the indenture governing the applicable notes. As a result, an event of default related to the failure to repay principal at maturity or the acceleration of the indebtedness under the notes issued under the CCO Holdings Indentures or the CCOH Safari Indentures or the Charter Operating or CCO Safari III credit facilities could cause cross-defaults under all outstanding indentures.

Recently Issued Accounting Standards

See Note 20 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for a discussion of recently issued accounting standards.

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

As of December 31, 2015 and 2014, the principal amount of our debt was approximately $35.9 billion and $21.1 billion, respectively. As of December 31, 2015, this included $21.8 billion of debt which proceeds are currently held in escrow pending consummation of the TWC Transaction. As of December 31, 2014, this included $7.0 billion of debt that was fully repaid in April 2015 upon receiving the Termination Notice of the Comcast Transactions.  As of December 31, 2015 and 2014, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 3.3% and 3.8%, respectively, and the weighted average interest rate on the senior notes was approximately 5.5% and 6.2%, respectively, resulting in a blended weighted average interest rate of 5.1% and 5.4%, respectively.  The interest rate on approximately 83% and 72% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of December 31, 2015 and 2014, respectively.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2015 (dollars in millions):

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$—	$—	$—	$600	$2,750	$25,200	$28,550	$28,744
Average Interest Rate	—%	—%	—%	7.00%	4.61%	5.60%	5.53%

Variable Rate	$121	$140	$844	$65	$1,452	$4,730	$7,352	$7,274
Average Interest Rate	3.14%	3.73%	3.91%	4.37%	4.54%	4.40%	4.34%

Interest Rate Instruments:
Variable to Fixed Rate	$250	$850	$—	$—	$—	$—	$1,100	$13
Average Pay Rate	3.89%	3.84%	—%	—%	—%	—%	3.86%
Average Receive Rate	3.40%	3.92%	—%	—%	—%	—%	3.81%

At December 31, 2015, we had $1.1 billion in notional amounts of interest rate derivative instruments outstanding. The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The estimated fair value of the interest rate derivative instruments is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at December 31, 2015 including applicable bank spread.

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

There was no change in our internal control over financial reporting during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our internal control over financial reporting as of 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on management’s assessment utilizing these criteria we believe that, as of December 31, 2015, our internal control over financial reporting was effective.

Our independent auditors, KPMG LLP, have audited our internal control over financial reporting as stated in their report on page F-2.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included in Charter’s 2015 Proxy Statement (the “Proxy Statement”) under the headings “Election of Class A Directors,” “Section 16(a) Beneficial Ownership Reporting Requirements,” and “Code of Ethics,” or in amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

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
Date: February 9, 2016

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

Signature	Title	Date

/s/ Thomas M. Rutledge Thomas M. Rutledge	President, Chief Executive Officer, Director (Principal Executive Officer)	February 9, 2016

/s/ Christopher L. Winfrey Christopher L. Winfrey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2016

/s/ Kevin D. Howard Kevin D. Howard	Senior Vice President – Finance, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 9, 2016

/s/ Balan Nair Balan Nair	Director	February 9, 2016

/s/ W. Lance Conn W. Lance Conn	Director	February 9, 2016

/s/ Michael Huseby Michael Huseby	Director	February 9, 2016

/s/ Craig A. Jacobson Craig A. Jacobson	Director	February 9, 2016

/s/ Gregory Maffei Gregory Maffei	Director	February 9, 2016

/s/ John Malone John Malone	Director	February 9, 2016

/s/ John D. Markley, Jr. John D. Markley, Jr.	Director	February 9, 2016

/s/ David C. Merritt David C. Merritt	Director	February 9, 2016

/s/ Eric L. Zinterhofer Eric L. Zinterhofer	Director	February 9, 2016

S- 2

Exhibit Index

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit	Description

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

2.3
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

4.1(c)
Amended and Restated Stockholders Agreement, dated March 31, 2015, by and among Charter Communications, Inc., Liberty Broadband Corporation and Advance/Newhouse Partnership (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by Charter Communications, Inc. on April 1, 2015 (File No. 001-33664)).

4.1(d)
Second Amended and Restated Stockholders Agreement, dated May 23, 2015, by and among Charter Communications, Inc., CCH I, LLC, Liberty Broadband Corporation and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-4 filed by CCH I, LLC on June 26, 2015 (File No. 333-205240)).

10.1
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

10.2
Indenture dated as of May 10, 2011, by and among CCO Holdings, LLC, and CCO Holdings Capital Corp., as Issuers, Charter Communications, Inc., as Parent Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Charter Communications, Inc. filed on May 13, 2011 (File No. 001-33664)).

10.3
First Supplemental Indenture dated as of May 10, 2011 by and among CCO Holdings, LLC, and CCO Holdings Capital Corp., as Issuers, Charter Communications, Inc., as Parent Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Charter Communications, Inc. filed on May 13, 2011 (File No. 001-33664)).

10.4
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

10.5
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

10.6
Fourth Supplemental Indenture dated August 22, 2012 relating to the 5.25% Senior Notes due 2022 by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 6, 2012 (File No. 001-33664)).

10.7
Fifth Supplemental Indenture dated December 17, 2012 relating to the 5.125% Senior Notes due 2023 by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K of Charter Communications, Inc. filed February 22, 2013 (File No. 001-33664)).

10.8
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

10.9
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

10.10
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

10.11
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

10.12
First Supplemental Indenture dated as of November 5, 2014, by and among CCOH Safari, LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Charter Communications, Inc. filed on November 10, 2014 (File No. 001-33664)).

10.13
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

10.15
Fourth Supplemental Indenture, dated as of April 21, 2015, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by Charter Communications, Inc. on April 22, 2015 (File No. 001-33664)).

10.16
Fifth Supplemental Indenture, dated as of April 21, 2015, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed by Charter Communications, Inc. on April 22, 2015 (File No. 001-33664)).

10.17
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

10.18
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

10.19
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

10.20
Indenture, dated as of July 23, 2015, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and CCO Safari II, LLC, as issuers, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by Charter Communications, Inc. on July 27, 2015 (File No. 001-33664)).

10.21
First Supplemental Indenture, dated as of July 23, 2015, among CCO Safari II, LLC, as escrow issuer, CCH II, LLC, as limited guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by Charter Communications, Inc. on July 27, 2015 (File No. 001-33664)).

10.22
Exchange and Registration Rights Agreement, dated July 23, 2015 relating to the 3.579% Senior Secured Notes due 2020, 4.464% Senior Secured Notes due 2022, 4.908% Senior Secured Notes due 2025, 6.384% Senior Secured Notes due 2035, 6.484% Senior Secured Notes due 2045 and 6.834% Senior Secured Notes due 2055, between CCO Safari II, LLC and Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and UBS Securities LLC, as representatives of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on July 27, 2015 (File No. 001-33664)).

10.23
Escrow Agreement, dated as of July 23, 2015, among CCO Safari II, LLC, Bank of America, C.A., as escrow agent, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on July 27, 2015 (File No. 001-33664)).

10.24
Indenture, dated as of November 20, 2015, among CCO Holdings, LLC, CCO Holdings Capital Corp. and CCOH Safari, LLC, as issuers, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by Charter Communications, Inc. on November 25, 2015 (File No. 001-33664)).

10.25
First Supplemental Indenture, dated as of November 20, 2015, between CCOH Safari, LLC, as escrow issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by Charter Communications, Inc. on November 25, 2015 (File No. 001-33664)).

10.26
Exchange and Registration Rights Agreement, dated November 20, 2015 relating to the 5.750% Senior Notes due 2026, between CCOH Safari, LLC and Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC and Deutsche Bank Securities Inc., as representatives of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on November 25, 2015 (File No. 001-33664)).

10.27
Escrow Agreement, dated as of November 20, 2015, among U.S. Bank National Association, as escrow agent, The Bank of New York Mellon Trust Company, N.A., as trustee, and CCOH Safari, LLC, as escrow issuer (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on November 25, 2015 (File No. 001-33664)).

10.28(a)
Restatement Agreement, dated as of April 11, 2012 by and among Charter Communications Operating, LLC, CCO Holdings, LLC, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on April 17, 2012 (File No. 001-33664)).

10.28(b)
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

10.28(c)
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

10.28(d)
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

10.28(e)
Amendment No. 4, dated as of September 12, 2014, to the Amended and Restated Credit Agreement dated April 11, 2012 between Charter Communications Operating, LLC, as borrower and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on September 18, 2014 (File No. 001-33664)).

10.28(f)
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

10.28(g)
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

10.28(h)
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

10.28(i)
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

10.28(j)
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

10.28(k)
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

10.29
Escrow Credit Agreement, dated as of August 24, 2015, between CCO Safari III, LLC, as borrower, and Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on August 28, 2015 (File No. 001-33664)).

10.30
Escrow Agreement, dated as of August 24, 2015, between CCO Safari III, LLC, as borrower, Bank of America, N.A., as administrative agent, and U.S. Bank, N.A., as escrow agent (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on August 28, 2015 (File No. 001-33664)).

10.31(a)
Registration Rights Agreement dated as of November 30, 2009, by and among Charter Communications, Inc. and certain investors listed therein (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on December 4, 2009 (File No. 001-33664)).

10.31(b)
Amendment No. 1 to the Registration Rights Agreement dated November 30, 2009, by and among Charter Communications, Inc. and certain Investors listed therein (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 6, 2012 (File No. 001-33664)).

10.32(a)
Amended and Restated Management Agreement, dated as of June 19, 2003, between Charter Communications Operating, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 333-83887)).

10.32(b)
First Amendment to the Amended and Restated Management Agreement, dated as of July 20, 2010, between Charter Communications Operating, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 4, 2010 (File No. 001-33664)).

10.33(a)
Second Amended and Restated Mutual Services Agreement, dated as of June 19, 2003 between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.5(a) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.33(b)
First Amendment to the Second Amended and Restated Mutual Services Agreement, dated as of July 20, 2010, between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 4, 2010 (File No. 001-33664)).

10.34+
Charter Communications, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Charter Communications, Inc. filed on May 8, 2012 (File No. 001-33664)).

10.35+
Charter Communications, Inc. Executive Incentive Performance Plan (incorporated by reference to Exhibit 10.21 to the annual report on Form 10-K filed by Charter Communications, Inc. on February 27, 2012 (File No. 001-33664)).

10.36+
Charter Communications, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on December 21, 2009 (File No. 001-33664)).

10.37+
Charter Communications, Inc.'s Amended and Restated Supplemental Deferred Compensation Plan, dated as of September 1, 2011(incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on September 2, 2011 (File No. 001-33664)).

10.38+
Form of Non-Qualified Time Vesting Stock Option Agreement dated April 26, 2011(incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 2, 2011 (File No. 001-33664)).

10.39+
Form of Non-Qualified Price Vesting Stock Option Agreement dated April 26, 2011(incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 2, 2011 (File No. 001-33664)).

10.40+
Form of Restricted Stock Unit Agreement dated April 26, 2011(incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 2, 2011 (File No. 001-33664)).

10.41+
Form of Notice of LTIP Award Agreement Changes (RSU Awards) (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by Charter Communications, inc. on January 22, 2014 (File No. 001-33664)).

10.42+
Form of Notice of LTIP Award Agreement Changes (Time-Vesting Option Awards) (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed by Charter Communications, Inc. on January 22, 2014 (File No. 001-33664)).

10.43+
Form of Notice of LTIP Award Agreement Changes (Restricted Stock Awards) (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed by Charter Communications, inc. on January 22, 2014 (File No. 001-33664)).

10.44+
Form of Notice of LTIP Award Agreement Changes (Performance-Vesting Option Awards) (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K filed by Charter Communications, Inc. on January 22, 2014 (File No. 001-33664)).

10.45+
Form of Stock Option Agreement dated January 15, 2014 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on January 22, 2014 (File No. 001-33664)).

10.46+
Form of Restricted Stock Unit Agreement dated January 15, 2014 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on January 22, 2014 (File No. 001-33664)).

10.47(a)+
Employment Agreement between Thomas Rutledge and Charter Communications, Inc., dated as of December 19, 2011 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on December 19, 2011 (File No. 001-33664)).

10.47(b)+
Time-Vesting Stock Option Agreement dated as of December 19, 2011 by and between Charter Communications, Inc. and Thomas M. Rutledge (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on December 19, 2011 (File No. 001-33664)).

10.47(c)+
Performance-Vesting Restricted Stock Agreement dated as of December 19, 2011 by and between Charter Communications, Inc. and Thomas M. Rutledge (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by Charter Communications, Inc. on December 19, 2011 (File No. 001-33664)).

10.47(d)+
Performance-Vesting Stock Option Agreement dated as of December 19, 2011 by and between Charter Communications, Inc. and Thomas M. Rutledge (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed by Charter Communications, Inc. on December 19, 2011 (File No. 001-33664)).

10.47(e)+
Time-Vesting Restricted Stock Agreement dated as of December 19, 2011 by and between Charter Communications, Inc. and Thomas M. Rutledge (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed by Charter Communications, Inc. on December 19, 2011 (File No. 001-33664)).

10.48+
Employment Agreement between Christopher L. Winfrey and Charter Communications, Inc., dated effective as of December 31, 2014 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on March 13, 2015 (File No. 001-33664)).

10.49(a)+
Employment Agreement dated as of April 30, 2012, by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664)).

10.49(b)+
Time-Vesting Stock Option Agreement dated as of April 30, 2012 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664)).

10.49(c)+
Performance-Vesting Restricted Stock Agreement dated as of April 30, 2012 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664))

10.49(d)+
Performance-Vesting Stock Option Agreement dated as of April 30, 2012 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664))

10.49(e)+
Time-Vesting Restricted Stock Agreement dated as of April 30, 2012 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664)).

10.50+
Employment Agreement dated effective as of December 17, 2015 by and between Charter Communications, Inc. and Donald Detampel (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on December 23, 2015 (File No. 001-33664)).

10.51+
Employment Agreement dated effective as of April 9, 2014 by and between Charter Communications, Inc. and Jonathan Hargis (incorporated by reference to Exhibit 10.39 to the annual report on Form 10-K filed by Charter Communications, Inc. on February 24, 2015 (File No. 001-33664)).

10.52
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
101
The following financial information from the Annual Report of Charter Communications, Inc. on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 9, 2016, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

_____________
*    Filed herewith.
+    Management compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Charter Communications, Inc.:
We have audited the accompanying consolidated balance sheets of Charter Communications, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 20 to the consolidated financial statements, the Company has changed its method of accounting for the presentation of debt issuance costs for the December 31, 2015 and 2014 consolidated financial statements due to the adoption of ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, and has changed is method of accounting for the presentation of deferred tax liabilities and tax assets for the December 31, 2015 and 2014 consolidated financial statements due to the adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.

(signed) KPMG LLP
St. Louis, Missouri
February 9, 2016

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	December 31, 2015	December 31, 2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5	$3
Accounts receivable, less allowance for doubtful accounts of
$21 and $22, respectively	279	285
Prepaid expenses and other current assets	61	57
Total current assets	345	345

RESTRICTED CASH AND CASH EQUIVALENTS	22,264	7,111

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $6,518 and $5,484, respectively	8,345	8,373
Franchises	6,006	6,006
Customer relationships, net	856	1,105
Goodwill	1,168	1,168
Total investment in cable properties, net	16,375	16,652

OTHER NONCURRENT ASSETS	332	280

Total assets	$39,316	$24,388

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,972	$1,635
Total current liabilities	1,972	1,635

LONG-TERM DEBT	35,723	20,887
DEFERRED INCOME TAXES	1,590	1,648
OTHER LONG-TERM LIABILITIES	77	72

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.001 par value; 900 million shares authorized;
112,438,828 and 111,999,687 shares issued and outstanding, respectively	—	—
Class B common stock; $.001 par value; 25 million shares authorized;
no shares issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no shares issued and outstanding	—	—
Additional paid-in capital	2,028	1,930
Accumulated deficit	(2,061)	(1,762)
Accumulated other comprehensive loss	(13)	(22)
Total shareholders’ equity (deficit)	(46)	146

Total liabilities and shareholders’ equity (deficit)	$39,316	$24,388

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)

	Year Ended December 31,
	2015	2014	2013

REVENUES	$9,754	$9,108	$8,155

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	6,426	5,973	5,345
Depreciation and amortization	2,125	2,102	1,854
Other operating expenses, net	89	62	47

	8,640	8,137	7,246

Income from operations	1,114	971	909

OTHER EXPENSES:
Interest expense, net	(1,306)	(911)	(846)
Loss on extinguishment of debt	(128)	—	(123)
Gain (loss) on derivative instruments, net	(4)	(7)	11
Other expense, net	(7)	—	—

	(1,445)	(918)	(958)

Income (loss) before income taxes	(331)	53	(49)

Income tax benefit (expense)	60	(236)	(120)

Net loss	$(271)	$(183)	$(169)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(2.43)	$(1.70)	$(1.65)

Weighted average common shares outstanding, basic and diluted	111,869,771	108,374,160	101,934,630

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in millions)

	Year Ended December 31,
	2015	2014	2013

Net loss	$(271)	$(183)	$(169)
Net impact of interest rate derivative instruments, net of tax	9	19	34

Comprehensive loss	$(262)	$(164)	$(135)

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(dollars in millions)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)

BALANCE, December 31, 2012	$—	$—	$1,616	$(1,392)	$—	$(75)	$149
Net loss	—	—	—	(169)	—	—	(169)
Net impact of interest rate derivative instruments, net of tax	—	—	—	—	—	34	34
Stock compensation expense, net	—	—	48	—	—	—	48
Exercise of options and warrants	—	—	104	—	—	—	104
Purchase of treasury stock	—	—	—	—	(15)	—	(15)
Retirement of treasury stock	—	—	(8)	(7)	15	—	—

BALANCE, December 31, 2013	—	—	1,760	(1,568)	—	(41)	151
Net loss	—	—	—	(183)	—	—	(183)
Net impact of interest rate derivative instruments, net of tax	—	—	—	—	—	19	19
Stock compensation expense, net	—	—	55	—	—	—	55
Exercise of options and warrants	—	—	123	—	—	—	123
Purchase of treasury stock	—	—	—	—	(19)	—	(19)
Retirement of treasury stock	—	—	(8)	(11)	19	—	—

BALANCE, December 31, 2014	—	—	1,930	(1,762)	—	(22)	146
Net loss	—	—	—	(271)	—	—	(271)
Net impact of interest rate derivative instruments, net of tax	—	—	—	—	—	9	9
Stock compensation expense, net	—	—	78	—	—	—	78
Exercise of options	—	—	30	—	—	—	30
Purchase of treasury stock	—	—	—	—	(38)	—	(38)
Retirement of treasury stock	—	—	(10)	(28)	38	—	—

BALANCE, December 31, 2015	$—	$—	$2,028	$(2,061)	$—	$(13)	$(46)

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(271)	$(183)	$(169)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	2,125	2,102	1,854
Noncash interest expense	28	37	43
Loss on extinguishment of debt	128	—	123
(Gain) loss on derivative instruments, net	4	7	(11)
Deferred income taxes	(65)	233	112
Other, net	89	65	82
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	5	(51)	10
Prepaid expenses and other assets	(3)	(9)	—
Accounts payable, accrued liabilities and other	319	158	114
Net cash flows from operating activities	2,359	2,359	2,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,840)	(2,221)	(1,825)
Change in accrued expenses related to capital expenditures	28	33	76
Sales (purchases) of cable systems, net	—	11	(676)
Change in restricted cash and cash equivalents	(15,153)	(7,111)	—
Other, net	(67)	(16)	(18)
Net cash flows from investing activities	(17,032)	(9,304)	(2,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	26,045	8,806	6,782
Repayments of long-term debt	(11,326)	(1,980)	(6,520)
Payments for debt issuance costs	(36)	(6)	(50)
Purchase of treasury stock	(38)	(19)	(15)
Proceeds from exercise of options and warrants	30	123	104
Other, net	—	3	(2)
Net cash flows from financing activities	14,675	6,927	299

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2	(18)	14
CASH AND CASH EQUIVALENTS, beginning of period	3	21	7
CASH AND CASH EQUIVALENTS, end of period	$5	$3	$21

CASH PAID FOR INTEREST	$1,046	$850	$763

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
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

The Company is a cable operator providing services in the United States. The Company offers to residential and commercial customers traditional cable video programming, Internet services, and voice services, as well as advanced video services such as video on demand, high definition television, and digital video recorder (“DVR”) service. The Company sells its cable video programming, Internet, voice, and advanced video services primarily on a subscription basis. The Company also sells local advertising on cable networks and on the Internet and provides fiber connectivity to cellular towers and office buildings.

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

Certain prior period amounts have been reclassified to conform with the 2015 presentation. See Note 20 for balance sheet reclassifications to deferred financing fees and deferred taxes that resulted from the adoption of new accounting standards.

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

Restricted Cash and Cash Equivalents

Proceeds from the issuance of certain long-term debt were deposited into escrow accounts and will be used for acquisition financing and are contractually restricted as to their withdrawal or use. See Note 8. The amounts held in escrow are classified as noncurrent restricted cash and cash equivalents in the Company's consolidated balance sheets. The Company's restricted cash and cash equivalents were primarily invested in money market funds and 90-day or less commercial paper. The changes in restricted cash and cash equivalents are presented as an investing activity in the Company's consolidated statements of cash flows.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost, including all material, labor and certain indirect costs associated with the construction of cable transmission and distribution facilities. While the Company’s capitalization is based on specific activities, once capitalized, costs are tracked by fixed asset category at the cable system level and not on a specific asset basis. For assets that are sold or retired, the estimated historical cost and related accumulated depreciation is removed. Costs associated with initial customer installations and the installation of equipment necessary to provide video, Internet or voice services are capitalized. Costs capitalized as part of installations include materials, labor, and certain indirect costs. Indirect costs are associated with the activities of the Company’s personnel who assist in installation activities and consist of compensation and other costs associated with these support functions. Indirect costs primarily include employee benefits and payroll taxes, direct variable costs associated with capitalizable activities, consisting primarily of installation and construction, vehicle costs, the cost of dispatch personnel and indirect costs directly attributable to capitalizable activities. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while plant and equipment replacement, including replacement of certain components, and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	7-20 years
Customer premise equipment and installations	3-8 years
Vehicles and equipment	3-6 years
Buildings and improvements	15-40 years
Furniture, fixtures and equipment	6-10 years

Asset Retirement Obligations

Certain of the Company’s franchise agreements and leases contain provisions requiring the Company to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed. The Company expects to continually renew its franchise agreements and has concluded that all of the related franchise rights are indefinite lived intangible assets. Accordingly, the possibility is remote that the Company would be required to incur significant restoration or removal costs related to these franchise agreements in the foreseeable future. A liability is required to be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company has not recorded an estimate for potential franchise related obligations, but would record an estimated liability in the unlikely event a franchise agreement containing such a provision were no longer expected to be renewed. The Company also expects to renew many of its lease agreements related to the continued operation of its cable business in the franchise areas. The Company does not have any significant liabilities related to asset retirements recorded in its consolidated financial statements.

Other Noncurrent Assets

Other noncurrent assets primarily include trademarks, right-of-entry costs and equity investments. Trademarks have been determined to have an indefinite life and are tested annually for impairment. Right-of-entry costs represent costs incurred related to agreements entered into with landlords, real estate companies or owners to gain access to a building in order to provide cable service. Right-of-entry costs are generally deferred and amortized to amortization expense over the term of the agreement. The Company accounts for its investments in less than majority owned investees under either the equity or cost method. The Company applies the equity method to investments when it has the ability to exercise significant influence over the operating and financial policies of the investee. The Company's share of the investee's earnings (losses) is included in other expense, net in the consolidated statements of operations. The Company monitors its investments for indicators that a decrease in investment value has occurred that is other than temporary.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

Valuation of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets to be held and used when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life assets, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability. No impairments of long-lived assets to be held and used were recorded in 2015, 2014 and 2013.

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

Fees imposed on Charter by various governmental authorities are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. Fees of $255 million, $248 million and $234 million for the years ended December 31, 2015, 2014 and 2013, respectively, are reported in video, voice and commercial revenues, on a gross basis with a corresponding operating expense because the Company is acting as a principal. Other taxes, such as sales taxes imposed on the Company's customers, collected and remitted to state and local authorities, are recorded on a net basis because the Company is acting as an agent in such situation.

The Company’s revenues by product line are as follows:

	Year Ended December 31,
	2015	2014	2013

Video	$4,587	$4,443	$4,040
Internet	3,003	2,576	2,186
Voice	539	575	644
Residential revenue	8,129	7,594	6,870

Small and medium business	764	676	553
Enterprise	363	317	259
Commercial revenue	1,127	993	812

Advertising sales	309	341	291
Other	189	180	182

	$9,754	$9,108	$8,155

Programming Costs

The Company has various contracts to obtain basic, digital and premium video programming from programming vendors whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers. Certain programming contracts contain incentives to be paid by the programmers. The Company receives these payments and recognizes the incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense. This offset to programming expense was $19 million, $19 million and $7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Programming costs included in the accompanying statements of operations were $2.7 billion, $2.5 billion and $2.1 billion for the years ended December 31, 2015, 2014 and 2013, respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred. Such advertising expense was $389 million, $380 million and $357 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Stock-Based Compensation

Restricted stock, restricted stock units, stock options as well as restricted stock and stock options with market conditions are measured at the grant date fair value and amortized to stock compensation expense over the requisite service period. The Company recorded $78 million, $55 million and $48 million of stock compensation expense, which is included in operating costs and expenses for the years ended December 31, 2015, 2014 and 2013, respectively.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model and Monte Carlo simulations for options and restricted stock units with market conditions. The grant date weighted average assumptions used during the years ended December 31, 2015, 2014 and 2013, respectively, were: risk-free interest rate of 1.5%, 2.0% and 1.5%; expected volatility of 34.7%, 36.9% and 37.8%, and expected lives of 6.5 years, 6.5 years and 6.3 years. The grant date weighted average cost of equity used was 16.2% during the year ended December 31, 2013. Volatility assumptions were based on historical volatility of Charter and a peer group. The Company’s volatility assumptions represent management’s best estimate and were partially based on historical volatility of a peer group because management does not believe Charter’s pre-emergence from bankruptcy historical volatility to be representative of its future volatility. Expected lives were calculated based on the simplified-method due to insufficient historical exercise data.  The valuations assume no dividends are paid.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

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

3.    Mergers and Acquisitions

TWC Transaction

On May 23, 2015, the Company entered into an Agreement and Plan of Mergers (the “Merger Agreement”) with Time Warner Cable Inc. ("TWC"), CCH I, LLC (“New Charter”), a wholly owned subsidiary of the Company; Nina Corporation I, Inc., Nina Company II, LLC, a wholly owned subsidiary of New Charter; and Nina Company III, LLC, a wholly owned subsidiary of New Charter, pursuant to which the parties will engage in a series of transactions that will result in Charter and TWC becoming wholly owned subsidiaries of New Charter (the “TWC Transaction”), on the terms and subject to the conditions set forth in the Merger Agreement. After giving effect to the TWC Transaction, New Charter will be the new public company parent that will hold the operations of the combined companies. Upon consummation of the TWC Transaction, each outstanding share of TWC common stock (other than TWC stock held by Liberty Broadband Corporation ("Liberty Broadband") and Liberty Interactive Corporation ("Liberty Interactive") (collectively, the "Liberty Parties")), will be converted into the right to receive $100 in cash and shares of New Charter Class A common stock ("New Charter common stock") equivalent to 0.5409 shares of Charter Class A common stock. Each stockholder of TWC will also have the option to elect to receive for each outstanding share of TWC common stock (other than TWC stock held by the Liberty Parties) $115 in cash and shares of New Charter common stock equivalent to 0.4562 shares of Charter common stock. Upon consummation of the TWC Transaction, each share of TWC common stock held by the Liberty Parties will be converted into New Charter common stock. The total enterprise value of TWC based on the estimated value of purchase price consideration is approximately $79 billion, including cash, equity and TWC debt to be assumed. The value of the consideration will fluctuate based on the number of shares outstanding and the market value of Charter's Class A common stock on the acquisition date, among other factors. In certain circumstances a termination fee may be payable by either Charter or TWC upon termination of the TWC Transaction as more fully described in the Merger Agreement.

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

Liberty Transaction and Debt Financing for the TWC Transaction and Bright House Transaction
Assuming that all TWC stockholders (excluding the Liberty Parties) elect the $100 per share cash option, the cash portion of the consideration for the TWC Transaction is expected to be approximately $28 billion and the cash portion of the Bright House Transaction is approximately $2 billion. In connection with the TWC Transaction, Charter and Liberty Broadband entered into an investment agreement, pursuant to which Liberty Broadband agreed to invest $4.3 billion in New Charter at the closing of the TWC Transaction to partially finance the cash portion of the TWC Transaction consideration. In connection with the Bright House Transaction, Liberty Broadband agreed to purchase at the closing of the Bright House Transaction $700 million of New Charter Class A common stock (or, if the TWC Transaction is not consummated prior to the completion of the Bright House Transaction, Charter Class A common stock).

Charter expects to finance the remaining cash portion of the purchase price of the TWC Transaction and Bright House Transaction with additional indebtedness.  As discussed in Note 8, the Company issued $15.5 billion CCO Safari II, LLC ("CCO Safari II")

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

senior secured notes, $3.8 billion CCO Safari III, LLC ("CCO Safari III") senior secured bank loans and $2.5 billion CCOH Safari, LLC ("CCOH Safari") senior unsecured notes.  Charter has remaining commitments of approximately $2.7 billion from banks to provide incremental senior secured term loan facilities and senior unsecured notes, as well as an incremental $1.7 billion revolving facility. In addition, the bank commitments provide for a $4.3 billion bridge facility if all TWC stockholders (other than the Liberty Parties) elect the $115 per share cash option, in the event Charter is unable to issue senior unsecured notes in advance of the closing of the TWC Transaction.
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

Year Ended December 31, 2013
(unaudited)
Revenues	$8,419
Net loss	$(194)
Loss per common share, basic and diluted	$(1.90)

4.    Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of period	$22	$19	$14
Charged to expense	135	122	101
Uncollected balances written off, net of recoveries	(136)	(119)	(96)

Balance, end of period	$21	$22	$19

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

5.    Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014

Cable distribution systems	$8,158	$7,919
Customer premise equipment and installations	4,632	4,388
Vehicles and equipment	384	335
Buildings and improvements	570	499
Furniture, fixtures and equipment	1,119	716

	14,863	13,857
Less: accumulated depreciation	(6,518)	(5,484)

	$8,345	$8,373

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $1.9 billion, $1.8 billion, and $1.6 billion, respectively.

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

Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite life. All franchises that qualify for indefinite life treatment are tested for impairment annually or more frequently as warranted by events or changes in circumstances. In determining whether our franchises have an indefinite life, the Company considered the likelihood of franchise renewals, the expected costs of franchise renewals, and the technological state of the associated cable systems, with a view to whether or not it is in compliance with any technology upgrading requirements specified in a franchise agreement. The Company has concluded that as of December 31, 2015 and 2014 all of its franchises qualify for indefinite life treatment.

Franchise assets are aggregated into essentially inseparable units of accounting to conduct valuations. The units of accounting generally represent geographical clustering of our cable systems into groups. The Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite lived intangible asset has been impaired. If, after this optional qualitative assessment, the Company determines that it is not more likely than not that an indefinite lived intangible asset has been impaired, then no further quantitative testing is necessary. In completing the qualitative impairment testing, the Company evaluates the impact of various factors to the expected future cash flows attributable to its units of accounting and to the assumed discount rate which would be used to determine the present value of those cash flows. Such factors include macro-economic and industry conditions including the capital markets, regulatory, and competitive environment, and costs of programming and customer premise equipment along with changes to our organizational structure and strategies. A recent valuation of the Company was performed for tax purposes during 2015 and was included as a key factor in the Company’s qualitative assessment of the Company’s franchise assets. After consideration of the qualitative factors, in 2015

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

the Company concluded that it is more likely than not that the fair value of the franchise assets in each unit of accounting exceeds the carrying value of such assets and therefore did not perform a quantitative analysis.

Periodically, the Company will elect to perform a quantitative analysis. If the Company elects or is required to perform a quantitative analysis to test its franchise assets for impairment, the Company determines the estimated fair value of franchises utilizing an income approach model based on the present value of the estimated discrete future cash flows attributable to each of the intangible assets identified assuming a discount rate. The fair value of franchises for impairment testing is determined based on estimated discrete discounted future cash flows using assumptions consistent with internal forecasts. The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained (less the anticipated churn for the potential customer). The sum of the present value of the franchises' after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchises.

This approach makes use of unobservable factors such as projected revenues, expenses, capital expenditures, customer trends, and a discount rate applied to the estimated cash flows. The determination of the franchise discount rate is derived from the Company's weighted average cost of capital, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. The Company estimates discounted future cash flows using reasonable and appropriate assumptions including among others, penetration rates for video, high-speed Internet, and voice; revenue growth rates; operating margins; and capital expenditures. The assumptions are based on the Company’s and its peers’ historical operating performance adjusted for current and expected competitive and economic factors surrounding the cable industry. The estimates and assumptions made in the Company’s valuations are inherently subject to significant uncertainties, many of which are beyond its control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures, actual customer trends and the discount rate utilized.

Goodwill is tested for impairment as of November 30 of each year, or more frequently as warranted by events or changes in circumstances. Accounting guidance also permits an optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. If, after this qualitative assessment, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then no further quantitative testing would be necessary. If the Company elects or is required to perform the two-step test under the accounting guidance, the first step involves a comparison of the estimated fair value of the reporting unit to its carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the goodwill impairment is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed, and a comparison of the implied fair value of the reporting unit’s goodwill is compared to its carrying amount to determine the amount of impairment, if any. The fair value of the reporting unit, when performing the second step of the goodwill impairment test, is determined using both an income approach and market approach. The Company's income approach model used for its goodwill valuation is consistent with that used for its franchise valuation noted above except that cash flows from the entire business enterprise are used for the goodwill valuation. The market approach model estimates the fair value of the reporting unit based on market prices in actual precedent transactions of similar businesses and market valuations of guideline public companies. As with the Company's franchise impairment testing, in 2015 the Company elected to perform a qualitative goodwill impairment assessment and concluded that goodwill is not impaired.

Customer relationships are recorded at fair value as of the date acquired less accumulated amortization. Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers (less the anticipated customer churn), and are calculated by projecting the discrete future after-tax cash flows from these customers, including the right to deploy and market additional services to these customers. The present value of these after-tax cash flows yields the fair value of the customer relationships. The use of different valuation assumptions or definitions of franchises or customer relationships, such as our inclusion of the value of selling additional services to our current customers within customer relationships versus franchises, could significantly impact our valuations and any resulting impairment. Customer relationships are amortized on an accelerated sum of years' digits method over useful lives of 8-15 years based on the period over which current customers are expected to generate cash flows. The Company periodically evaluates the remaining useful lives of its customer relationships to determine whether events or circumstances warrant revision to the remaining periods of amortization. Customer relationships are evaluated for impairment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable. Customer relationships are deemed impaired when the carrying value exceeds the projected undiscounted future

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

cash flows associated with the customer relationships. No impairment of customer relationships was recorded in the years ended December 31, 2015, 2014 or 2013.

The fair value of trademarks is determined using the relief-from-royalty method, a variation of the income approach, which applies a fair royalty rate to estimated revenue derived under the Company's trademarks. The fair value of the intangible is estimated to be the present value of the royalty saved because the Company owns the trademarks. Royalty rates are estimated based on a review of market royalty rates in the communications and entertainment industries. As the Company expects to continue to use each trademark indefinitely, trademarks have been assigned an indefinite life and are tested annually for impairment using either a qualitative analysis or quantitative analysis as elected by management. As with the Company’s franchise impairment testing, in 2015 the Company elected to perform a qualitative trademark impairment assessment and concluded that trademarks are not impaired.

As of December 31, 2015 and 2014, indefinite lived and finite-lived intangible assets are presented in the following table:

	December 31,
	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite lived intangible assets:
Franchises	$6,006	$—	$6,006	$6,006	$—	$6,006
Goodwill	1,168	—	1,168	1,168	—	1,168
Trademarks	159	—	159	159	—	159
Other intangible assets	4	—	4	4	—	4

	$7,337	$—	$7,337	$7,337	$—	$7,337

Finite-lived intangible assets:
Customer relationships	$2,616	$1,760	$856	$2,616	$1,511	$1,105
Other intangible assets	173	82	91	151	60	91
	$2,789	$1,842	$947	$2,767	$1,571	$1,196

Amortization expense related to customer relationships and other intangible assets for the years ended December 31, 2015, 2014 and 2013 was $271 million, $299 million and $299 million, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

2016	$237
2017	204
2018	169
2019	133
2020	95
Thereafter	109

$947

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

7.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014

Accounts payable – trade	$134	$140
Accrued capital expenditures	296	268
Deferred revenue	96	85
Accrued liabilities:
Interest	445	212
Programming costs	451	430
Franchise related fees	65	65
Compensation	186	169
Other	299	266

	$1,972	$1,635

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

8.    Long-Term Debt

Long-term debt consists of the following as of December 31, 2015 and 2014:

	December 31,
	2015		2014
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCOH Safari, LLC:
5.500% senior notes due December 1, 2022	$—	$—	$1,500	$1,499
5.750% senior notes due December 1, 2024	—	—	2,000	1,999
5.750% senior notes due February 15, 2026	2,500	2,499	—	—
CCO Safari II, LLC:
3.579% senior notes due July 23, 2020	2,000	1,999	—	—
4.464% senior notes due July 23, 2022	3,000	2,998	—	—
4.908% senior notes due July 23, 2025	4,500	4,497	—	—
6.384% senior notes due October 23, 2035	2,000	1,999	—	—
6.484% senior notes due October 23, 2045	3,500	3,498	—	—
6.834% senior notes due October 23, 2055	500	500	—	—
CCO Safari III, LLC:
Credit facilities	3,800	3,788	—	—
CCO Holdings, LLC:
7.250% senior notes due October 30, 2017	—	—	1,000	992
7.000% senior notes due January 15, 2019	600	594	1,400	1,381
8.125% senior notes due April 30, 2020	—	—	700	692
7.375% senior notes due June 1, 2020	750	744	750	742
5.250% senior notes due March 15, 2021	500	496	500	495
6.500% senior notes due April 30, 2021	1,500	1,487	1,500	1,485
6.625% senior notes due January 31, 2022	750	740	750	739
5.250% senior notes due September 30, 2022	1,250	1,229	1,250	1,228
5.125% senior notes due February 15, 2023	1,000	990	1,000	989
5.125% senior notes due May 1, 2023	1,150	1,140	—	—
5.750% senior notes due September 1, 2023	500	495	500	495
5.750% senior notes due January 15, 2024	1,000	990	1,000	989
5.375% senior notes due May 1, 2025	750	744	—	—
5.875% senior notes due May 1, 2027	800	794	—	—
Charter Communications Operating, LLC:
Credit facilities	3,552	3,502	3,742	3,683
CCO Safari, LLC (an Unrestricted Subsidiary):
Credit facility due September 12, 2021	—	—	3,500	3,479
Long-Term Debt	$35,902	$35,723	$21,092	$20,887
The accreted values presented above represent the principal amount of the debt less the original issue discount at the time of sale and deferred financing costs, plus the accretion of both amounts to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under its credit facilities of approximately $961 million as of December 31, 2015, and as such, debt maturing in the next twelve months is classified as long-term.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

Loss on extinguishment of debt consists of the following for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013

CCO Holdings notes repurchases	$123	$—	$65
Charter Operating credit amendment / prepayments	—	—	58
CCOH Safari notes and CCO Safari Term G Loans repayments	5	—	—

	$128	$—	$123

On April 25, 2014, the Company entered into a binding definitive agreement (the “Comcast Transactions Agreement”) with Comcast Corporation (“Comcast”), which contemplated the following transactions: (1) an asset purchase, (2) an asset exchange and (3) a contribution and spin-off transaction (collectively, the “Comcast Transactions”). Pursuant to the terms of the Comcast Transactions Agreement, Comcast had the right to terminate the Comcast Transactions Agreement upon termination of the merger agreement among Comcast, TWC and Tango Acquisition Sub, Inc. (the “Comcast Merger Agreement”). On April 24, 2015, Comcast and TWC terminated the Comcast Merger Agreement, and Comcast delivered a notice of termination of the Comcast Transactions Agreement to Charter (the “Termination Notice”).  As a result of the termination, proceeds from the issuance of $3.5 billion aggregate principal amount of CCOH Safari notes and $3.5 billion aggregate principal amount of CCO Safari, LLC ("CCO Safari") Term G Loans ("Term G Loans"), which were held in escrow and intended to fund the closing of the Comcast Transactions, were utilized to settle the related debt obligation in April 2015. These transactions resulted in a loss on extinguishment of debt of approximately $5 million for the year ended December 31, 2015.

CCOH Safari Notes

In November 2015, CCOH Safari, a wholly owned subsidiary of the Company, closed on transactions in which it issued $2.5 billion aggregate principal amount of 5.750% senior unsecured notes due 2026 (the "2026 Notes"). The net proceeds from the issuance of the 2026 Notes were deposited into an escrow account and will be used to partially finance the TWC Transaction as well as for general corporate purposes. The release of the proceeds to the Company is subject to satisfaction of certain conditions, including the closing of the TWC Transaction. Substantially concurrently with the escrow release, the 2026 Notes will become obligations of CCO Holdings and CCO Holdings Capital. CCOH Safari will merge into CCO Holdings. Contingent upon closing of the TWC Transaction and release of the proceeds from escrow, the Company will be obligated to pay approximately $40 million of additional debt issuance fees. Should the Merger Agreement be terminated prior to the consummation of the TWC Transaction, or upon expiration of the escrow agreement on May 23, 2016 (or six months following such date in the event of an extension of the Merger Agreement), such amounts placed in escrow must be used to settle amounts outstanding under the 2026 Notes at par value. The amounts held in escrow are classified as noncurrent restricted cash and cash equivalents in the Company's consolidated balance sheet as of December 31, 2015.

Initially, the 2026 Notes are senior debt obligations of CCOH Safari. Upon release of the proceeds from escrow, the 2026 Notes will be senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp.  The 2026 Notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating credit facilities.

Following the release of the proceeds, CCO Holdings may redeem some or all of the 2026 Notes at any time at a premium. The optional redemption price declines to 100% of the principal amount, plus accrued and unpaid interest, if any, on or after varying dates in 2021 through 2024.

In addition, at any time following the release of the proceeds and prior to February 15, 2019, CCO Holdings and CCO Holdings Capital Corp. may redeem up to 40% of the aggregate principal amount of such 2026 Notes at a redemption price at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

In the event of specified change of control events, CCO Holdings must offer to purchase the 2026 Notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

CCO Holdings Notes

In April 2015, CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp. closed on transactions in which they issued $1.15 billion aggregate principal amount of 5.125% senior unsecured notes due 2023 (the "2023 Notes"), $750 million aggregate principal amount of 5.375% senior unsecured notes due 2025 (the "2025 Notes") and $800 million aggregate principal amount of 5.875% senior unsecured notes due 2027 (the "2027 Notes"). The net proceeds from the issuance of the 2023 Notes and 2025 Notes were used to finance tender offers and a subsequent call in which $1.0 billion aggregate principal amount of CCO Holdings' outstanding 7.250% senior notes due 2017 and $700 million aggregate principal amount of CCO Holdings' outstanding 8.125% senior notes due 2020 were repurchased, as well as for general corporate purposes. The net proceeds from the issuance of the 2027 Notes were used to call $800 million of the $1.4 billion aggregate principal amount of CCO Holdings' outstanding 7.000% senior notes due 2019. These debt repurchases resulted in a loss on extinguishment of debt of $123 million for the year ended December 31, 2015.

The CCO Holdings notes are guaranteed by Charter.  They are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp.  The CCO Holdings notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating credit facilities. Upon consummation of the TWC Transaction, the CCO Holdings notes will not be guaranteed by Charter or New Charter.

CCO Holdings may redeem some or all of the CCO Holdings notes at any time at a premium.  The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, if any, on or after varying dates in 2016 through 2024.

In addition, at any time prior to varying dates in 2016 through 2021, CCO Holdings may redeem up to 35% (40% in regards to the 2023 Notes, 2025 Notes and 2027 Notes issued in April 2015) of the aggregate principal amount of the notes at a redemption price at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met.

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

The above limitations in certain circumstances regarding incurrence of debt, payment of dividends and making investments contained in the indentures of CCO Holdings and CCOH Safari permit CCO Holdings and its restricted subsidiaries to perform the above, so long as, after giving pro forma effect to the above, the leverage ratio would be below a specified level for the issuer. The leverage ratio under the indentures is 6.0 to 1.0.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

CCO Safari II Notes

In July 2015, CCO Safari II, a wholly owned subsidiary of the Company, closed on transactions in which it issued $15.5 billion in aggregate principal amount of senior secured notes comprised of $2.0 billion aggregate principal amount of 3.579% senior secured notes due 2020, $3.0 billion aggregate principal amount of 4.464% senior secured notes due 2022, $4.5 billion aggregate principal amount of 4.908% senior secured notes due 2025, $2.0 billion aggregate principal amount of 6.384% senior secured notes due 2035, $3.5 billion aggregate principal amount of 6.484% senior secured notes due 2045 and $500 million aggregate principal amount of 6.834% senior notes due 2055. The net proceeds from the issuance of the CCO Safari II notes were deposited into an escrow account, included in restricted cash and cash equivalents on the consolidated balance sheet as of December 31, 2015, and will be used to partially finance the TWC Transaction as well as for general corporate purposes. The release of the proceeds to the Company is subject to satisfaction of certain conditions, including the closing of the TWC Transaction. Upon release of the proceeds, CCO Safari II will merge into Charter Operating and the CCO Safari II notes will become obligations of Charter Operating and Charter Communications Operating Capital Corp. Contingent upon closing of the TWC Transaction and release of the proceeds from escrow, the Company will be obligated to pay approximately $143 million of additional debt issuance fees. Should the Merger Agreement be terminated prior to the consummation of the TWC Transaction, or upon expiration of the escrow agreement on May 23, 2016 (or six months following such date in the event of an extension of the Merger Agreement), such amounts placed in escrow must be used to settle any outstanding CCO Safari II notes at a price of 101% of the aggregate principal amount.

Upon release of the proceeds from escrow, the CCO Safari II notes will be senior debt obligations of Charter Operating and Charter Communications Operating Capital Corp. and will be guaranteed by CCO Holdings and Charter Operating's subsidiaries. In addition, the CCO Safari II notes will be secured by a perfected first priority security interest in substantially all of the assets of Charter Operating to the extent such liens can be perfected under the Uniform Commercial Code by the filing of a financing statement and the liens will rank equally with the liens on the collateral securing obligations under the Charter Operating credit facilities. Upon release of the proceeds from escrow, Charter Operating may redeem some or all of the CCO Safari II notes at any time at a premium.

CCO Safari II Notes - Restrictive Covenants

The CCO Safari II notes are subject to the terms and conditions of the indenture governing the CCO Safari II notes as well as a separate escrow agreement until Charter Operating re-assumes its obligations for the CCO Safari II notes. The CCO Safari II notes contain customary representations and warranties and affirmative covenants with limited negative covenants. As required by the CCO Safari II indenture, CCO Safari II and Bank of America, N.A, as escrow agent, entered into an escrow agreement pursuant to which, CCO Safari II is required to maintain an escrow account over which the administrative agent has a perfected first priority security interest on behalf of the CCO Safari II notes holders. The events of default under the CCO Safari II indenture include, among others, the failure to make payments when due or within the applicable grace period.

CCO Safari III Credit Facilities

In August 2015, Charter Operating closed on a new term loan H facility ("Term H Loan") and a new term loan I facility ("Term I Loan") totaling an aggregate principal amount of $3.8 billion pursuant to the terms of Charter Operating’s Amended and Restated Credit Agreement dated April 11, 2012 (the “Credit Agreement”). The Term H Loan was issued at a principal amount of $1.0 billion and matures in 2021. Pricing on the Term H Loan was set at LIBOR plus 2.50% with a LIBOR floor of 0.75% and issued at a price of 99.75% of the aggregate principal amount. The Term I Loan was issued at a principal amount of $2.8 billion and matures in 2023. Pricing on the Term I Loan was set at LIBOR plus 2.75% with a LIBOR floor of 0.75% and issued at a price of 99.75% of the aggregate principal amount. The CCO Safari III credit facilities form a portion of the debt financing to be used to fund the cash portion of the TWC Transaction. Charter Operating assigned all of its obligations with respect to the CCO Safari III credit facilities and transferred all of the proceeds from the CCO Safari III credit facilities to CCO Safari III, and CCO Safari III placed the funds in an escrow account, included in restricted cash and cash equivalents on the consolidated balance sheet as of December 31, 2015, pending the closing of the TWC Transaction, at which time, subject to certain conditions, Charter Operating will re-assume the obligations in respect of the CCO Safari III credit facilities under the Credit Agreement. Contingent upon closing of the TWC Transaction and release of the proceeds from escrow, Charter will be obligated to pay approximately $34 million of additional debt issuance fees. Should the TWC Transaction be terminated, such amounts placed into escrow will be used to settle any outstanding CCO Safari III credit facilities at a price of 99.75% of the aggregate principal amount.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

Charter Operating Credit Facilities

The Charter Operating credit facilities have an outstanding principal amount of $3.6 billion at December 31, 2015 as follows:

•
A term loan A with a remaining principal amount of $647 million, which is repayable in quarterly installments and aggregating $66 million in 2016 and $75 million in 2017, with the remaining balance due at final maturity on April 22, 2018. Pricing on term loan A is LIBOR plus 2%;

•
A term loan E with a remaining principal amount of approximately $1.5 billion, which is repayable in equal quarterly installments and aggregating $15 million in each loan year, with the remaining balance due at final maturity on July 1, 2020. Pricing on term loan E is LIBOR plus 2.25% with a LIBOR floor of 0.75%;

•
A term loan F with a remaining principal amount of approximately $1.2 billion, which is repayable in equal quarterly installments and aggregating $12 million in each loan year, with the remaining balance due at final maturity on January 3, 2021. Pricing on term loan F is LIBOR plus 2.25% with a LIBOR floor of 0.75%; and

•
A revolving loan with an outstanding balance of $273 million at December 31, 2015 and allowing for borrowings of up to $1.3 billion, maturing on April 22, 2018. Pricing on the revolving loan is LIBOR plus 2% with a commitment fee of 0.30%.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or LIBOR (0.42% and 0.17% as of December 31, 2015 and December 31, 2014, respectively), as defined, plus an applicable margin.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

voting power for the management of Charter Operating on a fully diluted basis and the occurrence of a ratings event including a downgrade in the corporate family rating during a ratings decline period.

CCO Safari III Credit Facilities — Restrictive Covenants

The CCO Safari III credit facilities are subject to the terms and conditions of a separate credit facility and escrow agreement until Charter Operating re-assumes its obligations for the loan. The CCO Safari III credit facilities contain customary representations and warranties and affirmative covenants with limited negative covenants prohibiting CCO Safari III from engaging in any material activities other than performing its obligations under the credit facilities and the escrow agreement or otherwise issuing other indebtedness pursuant to escrow arrangements similar to the CCO Safari III credit facilities and escrow agreement. As required by the CCO Safari III credit facilities, CCO Safari III, Bank of America, N.A., and U.S. Bank, N.A., as escrow agent, entered into an escrow agreement pursuant to which CCO Safari III is required to maintain an escrow account over which the administrative agent has a perfected first priority security interest on behalf of the CCO Safari III credit facilities lenders. The events of default under the CCO Safari III credit facilities include, among others:

•	the failure to make payments when due or within the applicable grace period;

•	any acceleration of the loans and termination of the commitments under the Charter Operating credit facilities; and

•	the escrow agreement shall cease to be in full force and effect or the lien in the escrow account shall cease to be enforceable with the same effect and priority.

Limitations on Distributions

Distributions by the Company’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under the indentures and credit facilities discussed above, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of December 31, 2015, there was no default under any of these indentures or credit facilities. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by the Company’s subsidiaries may only be made if they have “surplus” as defined in the Delaware Limited Liability Company Act.

Liquidity and Future Principal Payments

The Company continues to have significant amounts of debt, and its business requires significant cash to fund principal and interest payments on its debt, capital expenditures and ongoing operations. As set forth below, the Company has significant future principal payments beginning in 2018 and beyond. The Company continues to monitor the capital markets, and it expects to undertake refinancing transactions and utilize free cash flow and cash on hand to further extend or reduce the maturities of its principal obligations. The timing and terms of any refinancing transactions will be subject to market conditions.

Based upon outstanding indebtedness as of December 31, 2015 and assuming the TWC Transaction closes in the second quarter of 2016, the amortization of term loans, and the maturity dates for all senior and subordinated notes, total future principal payments on the total borrowings under all debt agreements as of December 31, 2015, are as follows:

Year	Amount

2016	$121
2017	140
2018	844
2019	665
2020	4,202
Thereafter	29,930

$35,902

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

9.    Treasury Stock

During the years ended December 31, 2015, 2014 and 2013, the Company withheld 196,523, 141,257 and 150,258 shares, respectively, of its common stock in payment of $38 million, $19 million and $15 million, respectively, of tax withholdings owed by employees upon vesting of restricted shares and stock options. As of December 31, 2015, Company also withheld 49,260 shares of its common stock representing the exercise costs owed by employees upon exercise of stock options.

In December 2015 and 2014, Charter's board of directors approved the retirement of treasury stock and 245,783 and 141,257 shares of treasury stock were retired as of December 31, 2015 and 2014, respectively.

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

In 2014 and 2013, the Company issued approximately 5.2 million and 4.5 million shares, respectively, of Charter Class A common stock as a result of exercises by holders who received warrants pursuant to the Joint Plan of Reorganization upon the Company's emergence from bankruptcy in 2009. The exercises resulted in proceeds to the Company of approximately $90 million and $76 million, respectively. As of December 31, 2015 and 2014, there were no warrants outstanding.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

The following table summarizes our shares outstanding for the three years ended December 31, 2015:

	Class A Common Stock	Class B Common Stock

BALANCE, December 31, 2012	101,176,247	—
Option exercises	543,221	—
Restricted stock issuances, net of cancellations	4,879	—
Stock issuances from exercise of warrants	4,481,656	—
Restricted stock unit vesting	88,330	—
Purchase of treasury stock (see Note 9)	(150,258)	—

BALANCE, December 31, 2013	106,144,075	—
Option exercises	640,342	—
Restricted stock issuances, net of cancellations	9,090	—
Stock issuances from exercise of warrants	5,243,167	—
Restricted stock unit vesting	104,270	—
Purchase of treasury stock (see Note 9)	(141,257)	—

BALANCE, December 31, 2014	111,999,687	—
Option exercises	579,173	—
Restricted stock issuances, net of cancellations	6,920	—
Restricted stock unit vesting	98,831	—
Purchase of treasury stock (see Note 9)	(245,783)	—

BALANCE, December 31, 2015	112,438,828	—

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

The effect of interest rate derivatives on the Company’s consolidated balance sheets is presented in the table below:

	December 31, 2015	December 31, 2014

Accrued interest	$3	$2
Other long-term liabilities	$10	$16
Accumulated other comprehensive loss	$(13)	$(22)

The Company holds interest rate derivative instruments not designated as hedges which are marked to fair value, with the impact recorded as a gain or loss on derivative instruments, net in the Company's consolidated statements of operations. While these interest rate derivative instruments are not designated as cash flow hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk. These interest rate derivative

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

instruments were de-designated in 2013 and the balance that remains in accumulated other comprehensive loss for these interest rate derivative instruments is being amortized over the respective lives of the contracts and recorded as a loss within gain (loss) on derivative instruments, net in the Company's consolidated statements of operations. The estimated net amount of existing losses that are reported in accumulated other comprehensive loss as of December 31, 2015 that is expected to be reclassified into earnings within the next twelve months is approximately $8 million.

The effects of derivative instruments on the Company’s consolidated statements of operations is presented in the table below.

	Year Ended December 31,
	2015	2014	2013

Gain (loss) on derivative instruments, net:
Change in fair value of interest rate derivative instruments not designated as cash flow hedges	$5	$12	$38
Loss reclassified from accumulated other comprehensive loss into earnings as a result of cash flow hedge discontinuance	(9)	(19)	(27)
	$(4)	$(7)	$11

As of December 31, 2015 and 2014, the Company had $1.1 billion and $1.4 billion, respectively, in notional amounts of interest rate derivative instruments outstanding. In December 2016, $250 million of currently effective swaps expire and therefore the notional amount of currently effective interest rate swaps will decrease. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of December 31, 2015 and 2014 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The Company's restricted cash and cash equivalents are primarily invested in money market funds and 90-day or less commercial paper. The money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange and commercial paper is valued at cost plus the accretion of the discount on a yield to maturity basis, which approximated fair value. The money market funds and commercial paper potentially subject us to concentration of credit risk. The amount invested within any one financial instrument did not exceed $1.5 billion and $550 million during the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

The interest rate derivative instruments are valued using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). The weighted average pay rate for the Company’s currently effective interest rate derivative instruments was 1.61% and 1.87% at December 31, 2015 and 2014, respectively (exclusive of applicable spreads).

The Company's financial instruments that are accounted for at fair value on a recurring basis are presented in the table below.

	December 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Money market funds	$14,330	$—	$—	$4,112	$—	$—
Commercial paper	$—	$7,934	$—	$—	$2,999	$—

Liabilities
Interest rate derivatives	$—	$13	$—	$—	$18	$—

A summary of the carrying value and fair value of the Company’s debt at December 31, 2015 and 2014 is as follows:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
Senior notes	$28,433	$28,744	$13,725	$14,205
Credit facilities	$7,290	$7,274	$7,162	$7,186

The estimated fair value of the Company’s senior notes at December 31, 2015 and 2014 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company's credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

Non-financial Assets and Liabilities

The Company’s non-financial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded in 2015, 2014 and 2013.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

13.     Operating Costs and Expenses

Operating costs and expenses consist of the following for the years presented:

	Year Ended December 31,
	2015	2014	2013
Programming	$2,678	$2,459	$2,146
Franchise, regulatory and connectivity	435	428	399
Costs to service customers	1,705	1,679	1,575
Marketing	619	610	557
Transition costs	72	14	—
Other	917	783	668

	$6,426	$5,973	$5,345

Programming costs consist primarily of costs paid to programmers for basic, premium, digital, video on demand, and pay-per-view programming. Franchise, regulatory and connectivity costs represent payments to franchise and regulatory authorities and costs directly related to providing Internet and voice services. Costs to service customers include costs related to field operations, network operations and customer care for the Company's residential and small and medium business customers including internal and third party labor for installations, service and repairs, maintenance, billing and collection, occupancy and vehicle costs. Marketing costs represents the costs of marketing to our current and potential commercial and residential customers including labor costs. Transition costs represent incremental costs incurred to increase the scale of the Company's business as a result of the TWC Transaction, Bright House Transaction and Comcast Transactions. See Notes 3 and 8 for additional information. Other includes bad debt expense, corporate overhead, advertising sales expenses, costs associated with the Company's enterprise business customers, property tax and insurance and stock compensation expense, among others.

14.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the years presented:

	Year Ended December 31,
	2015	2014	2013

Merger and acquisition costs	$70	$38	$16
Special charges, net	15	14	23
Loss on sale of assets, net	4	10	8

	$89	$62	$47

Merger and acquisition costs

Merger and acquisition costs represents costs incurred in connection with merger and acquisition transactions, such as advisory, legal and accounting fees, among others.

Special charges, net

Special charges, net, primarily includes severance charges and net amounts of litigation settlements.

Loss on sale of assets, net

Loss on sale of assets, net, represents the net loss recognized on the sales and disposals of fixed assets and cable systems.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
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

As of December 31, 2015, total unrecognized compensation remaining to be recognized in future periods totaled $89 million for stock options, $2 million for restricted stock and $31 million for restricted stock units and the weighted average period over which they are expected to be recognized is 2 years for stock options, 3 months for restricted stock and 2 years for restricted stock units.

The Company recorded $78 million, $55 million and $48 million of stock compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively, which is included in operating costs and expenses.

A summary of the activity for the Company’s stock options for the years ended December 31, 2015, 2014 and 2013, is as follows (shares in thousands, except per share data):

	Year Ended December 31,
	2015			2014			2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, beginning of period	3,689	$86.29		3,142	$59.86		3,552	$54.35
Granted	1,301	$160.16		1,234	$136.75		276	$108.89
Exercised	(579)	$65.34	$68	(640)	$52.50	$55	(543)	$51.22	$33
Canceled	(72)	$140.36		(47)	$104.57		(143)	$50.54

Outstanding, end of period	4,339	$110.34	$316	3,689	$86.29		3,142	$59.86

Weighted average remaining contractual life	7	years		7	years		7	years

Options exercisable, end of period	1,354	$55.95	$172	1,317	$55.65		1,128	$52.07

Options expected to vest, end of period	2,730	$132.41	$139

Weighted average fair value of options granted	$59.86			$55.08			$41.52

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

A summary of the activity for the Company’s restricted stock for the years ended December 31, 2015, 2014 and 2013, is as follows (shares in thousands, except per share data):

	Year Ended December 31,
	2015		2014		2013
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price

Outstanding, beginning of period	431	$57.24	653	$56.14	928	$54.16
Granted	7	$182.05	9	$138.57	13	$101.81
Vested	(220)	$58.92	(231)	$57.35	(280)	$51.62
Canceled	—	$—	—	$—	(8)	$56.50

Outstanding, end of period	218	$59.50	431	$57.24	653	$56.14

A summary of the activity for the Company’s restricted stock units for the years ended December 31, 2015, 2014 and 2013, is as follows (shares in thousands, except per share data):

	Year Ended December 31,
	2015		2014		2013
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price

Outstanding, beginning of period	325	$104.01	288	$74.73	327	$61.79
Granted	164	$162.01	153	$136.54	73	$109.96
Vested	(99)	$71.12	(104)	$70.23	(88)	$61.17
Canceled	(17)	$140.55	(12)	$112.53	(24)	$55.28

Outstanding, end of period	373	$136.51	325	$104.01	288	$74.73

16.    Income Taxes

All of Charter’s operations are held through Charter Holdco and its direct and indirect subsidiaries. Prior to July 2, 2015, Charter Holdco was treated as a partnership for tax purposes. Effective on July 2, 2015, Charter elected to treat two of its wholly owned subsidiaries as disregarded entities for federal and state income tax purposes (the “Election”).  The subsidiaries that made the Election are two of the three partners in Charter Holdco. This Election resulted in a deemed liquidation of Charter Holdco into Charter solely for federal and state income tax purposes, and resulted in a net increase of $638 million to the tax basis of Charter Holdco's amortizable and depreciable assets. After the Election, all taxable income, gains, losses, deductions and credits of Charter Holdco and its indirect limited liability company subsidiaries will be treated as income of Charter. In addition, the indirect subsidiaries of Charter Holdco that are corporations joined the Charter consolidated group. The impact of the Election to the Charter income tax provision, net of valuation allowance, was $187 million of income tax benefit recorded as a discrete tax event during the year ended December 31, 2015.

For the years ended December 31, 2015, 2014, and 2013, the Company recorded deferred income tax benefit (expense) as shown below. Income tax benefit (expense) is recognized primarily through decreases (increases) in deferred tax liabilities related to Charter’s franchises which are characterized as indefinite-lived for book financial reporting purposes, as well as to a lesser extent through current federal and state income tax expense. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

Current and deferred income tax benefit (expense) is as follows:

	Year Ended December 31,
	2015	2014	2013

Current expense:
Federal income taxes	$(1)	$(1)	$(1)
State income taxes	(4)	(2)	(7)

Current income tax expense	(5)	(3)	(8)

Deferred benefit (expense):
Federal income taxes	53	(192)	(101)
State income taxes	12	(41)	(11)

Deferred income tax benefit (expense)	65	(233)	(112)

Income tax benefit (expense)	$60	$(236)	$(120)

Income tax benefit for the year ended December 31, 2015 changed from income tax expense recognized during the year ended December 31, 2014 primarily as a result of the deemed liquidation of Charter Holdco.

Income tax expense for the year ended December 31, 2013 included step-ups in basis of indefinite-lived assets for tax, but not GAAP purposes, including the effects of partnership gains related to financing transactions and a partnership restructuring, which decreased the Company's net deferred tax liability related to indefinite-lived assets by $137 million. Of the $137 million decrease in net deferred tax liability, $101 million of deferred tax benefits correspond to gains recognized by corporate subsidiaries of Charter, which were partners in Charter Holdco. These gains resulted in a step-up in the underlying tax basis of Charter Holdco's assets and a corresponding reduction in the deferred tax liabilities for financial reporting purposes. In addition, on December 31, 2013, Charter restructured one of its tax partnerships which resulted in a $405 million net step-up to primarily intangible assets and a deferred income tax benefit of $36 million due to a shift in step-ups to indefinite-lived intangibles.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 35% for the years ended December 31, 2015, 2014, and 2013, respectively, as follows:

	Year Ended December 31,
	2015	2014	2013

Statutory federal income taxes	$116	$(18)	$17
Statutory state income taxes, net	(4)	(2)	(7)
Nondeductible expenses	(12)	(10)	(3)
Change in valuation allowance	(250)	(203)	(127)
Organizational restructuring	187	—	—
Federal tax credit	18	—	—
State rate changes	4	(3)	4
Other	1	—	(4)

Income tax benefit (expense)	$60	$(236)	$(120)

The change in the valuation allowance above differs from the change between the beginning and ending deferred tax position due to a reduction of certain deferred tax assets and valuation allowance with no impact to the consolidated statements of operations.

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below.

	December 31,
	2015	2014
Deferred tax assets:
Goodwill	$315	$251
Investment in partnership	—	293
Loss carryforwards	4,247	3,595
Other intangibles	211	112
Accrued and other	227	172

Total gross deferred tax assets	5,000	4,423
Less: valuation allowance	(3,186)	(3,149)

Deferred tax assets	$1,814	$1,274

Deferred tax liabilities:
Indefinite life intangibles	$(1,582)	$(1,428)
Property, plant and equipment	(1,822)	(1,247)
Indirect corporate subsidiaries:
Indefinite life intangibles	—	(122)
Other	—	(125)

Deferred tax liabilities	(3,404)	(2,922)

Net deferred tax liabilities	$(1,590)	$(1,648)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

Net deferred tax liabilities included approximately $28 million and $234 million at December 31, 2015 and 2014, respectively, relating to certain indirect subsidiaries that file separate income tax returns.  The decrease in net deferred tax liabilities relating to certain indirect subsidiaries is a result of Charter Holdco’s indirect subsidiaries that are corporations joining the Charter consolidated group as noted above in connection with the Election. Following the Election, the remaining indirect subsidiary deferred tax balances represent only certain state jurisdictions.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Due to the Company’s history of losses, valuation allowances have been established except for future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized. Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The amount of the deferred tax assets considered realizable and, therefore, reflected in the consolidated balance sheet, would be increased at such time that it is more-likely-than-not future taxable income will be realized during the carryforward period. The Company periodically evaluates the facts and circumstances surrounding this assessment and, at the time this consideration is met, an adjustment to reverse some portion of the existing valuation allowance would result.

As of December 31, 2015, Charter had approximately $11.3 billion of federal tax net operating loss carryforwards resulting in a gross deferred tax asset of approximately $4.0 billion. Federal tax net operating loss carryforwards expire in the years 2020 through 2035; with $560 million expiring through 2023, $5.7 billion expiring between 2024 and 2028, and $5.0 billion expiring thereafter. These losses resulted from the operations of Charter Holdco and its subsidiaries. In addition, as of December 31, 2015, Charter had state tax net operating loss carryforwards, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $365 million. State tax net operating loss carryforwards generally expire in the years 2016 through 2035. Included in the loss carryforwards is $222 million of loss, the tax benefit of which will be recorded through equity when realized as a reduction of income tax payable.

On May 1, 2013, Liberty Media Corporation (“Liberty Media”) completed its purchase of a 27% beneficial interest in Charter. Upon closing, Charter experienced a second “ownership change” as defined in Section 382 of the Internal Revenue Code resulting in a second set of limitations on Charter’s use of its existing federal and state net operating losses, capital losses, and tax credit carryforwards. The first ownership change limitations that applied as a result of our emergence from bankruptcy in 2009 will also continue to apply. As of December 31, 2015, $9.1 billion of federal tax loss carryforwards are unrestricted and available for Charter’s immediate use, while approximately $2.2 billion of federal tax loss carryforwards are still subject to Section 382 and other restrictions. Pursuant to these restrictions, Charter estimates that approximately $400 million in 2016 and an additional $226 million annually over each of the next eight years of federal tax loss carryforwards should become unrestricted and available for Charter's use. Since the limitation amounts accumulate for future use to the extent they are not utilized in any given year, Charter believes its loss carryforwards should become fully available to offset future taxable income, if any. Charter’s state loss carryforwards are subject to similar, but varying limitations on their future use. If the Company was to experience another “ownership change” in the future, its ability to use its loss carryforwards could be subject to further limitations.
In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination.  The Company has recorded unrecognized tax benefits totaling approximately $5 million as of December 31, 2015, presented net of deferred taxes. The Company did not have any unrecognized tax benefits as of December 31, 2014. The Company does not currently anticipate that its existing reserves related to uncertain income tax positions as of December 31, 2015 will significantly increase or decrease during the twelve-month period ending December 31, 2016; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision.

No tax years for Charter or Charter Holdco, for income tax purposes, are currently under examination by the IRS.  Tax years ending 2012 through 2015 remain subject to examination and assessment. Years prior to 2012 remain open solely for purposes of examination of Charter’s loss and credit carryforwards.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

17.    Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers, and affiliates of the Company are involved or, in the case of the management arrangements, subsidiaries that are debt issuers that pay certain of their parent companies for services.

Charter is a party to management arrangements with Charter Holdco and certain of its subsidiaries. Under these agreements, Charter and Charter Holdco provide management services for the cable systems owned or operated by their subsidiaries. Costs associated with providing these services are charged directly to the Company’s operating subsidiaries. All other costs incurred on behalf of Charter’s operating subsidiaries are considered a part of the management fee. These costs are recorded as a component of operating costs and expenses, in the accompanying consolidated financial statements. The management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Charter Holdco and Charter on behalf of the Company’s operating subsidiaries in 2015, 2014, and 2013.

Equity Investments

On May 1, 2015, the Company acquired a 35% equity interest in ActiveVideo Networks ("AVN") for $55 million in cash representing the initial investment, a capital call and associated transaction fees.  AVN is the developer of CloudTV, a cloud-based software platform enabling service providers, content aggregators, and consumer electronic manufacturers to deploy new services by virtualizing consumer premise equipment functions in the cloud. AVN’s software platform is one of the key technologies enabling the development and deployment of the Company’s cloud-based user interface, Spectrum Guide®.  The Company applies the equity method of accounting to this investment which is recorded in other noncurrent assets in the consolidated balance sheet as of December 31, 2015.  For the year ended December 31, 2015, the Company recorded equity losses for AVN and other investments of $7 million in other expense, net. The Company has agreements with AVN and other equity investments pursuant to which the Company made related party transaction payments to investees totaling approximately $28 million during the year ended December 31, 2015.

Liberty Broadband

On May 23, 2015, in connection with the execution of the Merger Agreement and the amendment of the Contribution Agreement, Charter entered into the Amended and Restated Stockholders Agreement with Liberty Broadband, A/N and New Charter (the “Stockholders Agreement”). The Stockholders Agreement replaced Charter’s existing stockholders agreement with Liberty Broadband, dated September 29, 2014, and superseded the amended and restated stockholders agreement among Charter, New Charter, Liberty Broadband and A/N, dated March 31, 2015. Charter’s existing stockholders agreement with Liberty Broadband (as amended by an investment agreement between Liberty Broadband, Charter and New Charter, dated as of May 23, 2015) will remain in effect until the closing of the TWC Transaction or the Bright House Transaction, whichever occurs earlier, and, in the event the Stockholders Agreement is terminated, will revive and continue in full force and effect. Certain provisions of the Stockholders Agreement became effective upon its execution. See Note 3 for additional information.

Under the terms of the Stockholders Agreement, the number of New Charter directors will be fixed at 13, and will include New Charter’s chief executive officer. Upon the closing of the Bright House Transaction, two designees selected by A/N and three designees selected by Liberty Broadband will become members of the board of directors of New Charter. The remaining eight directors (other than the chief executive officer, who is expected to become chairman of the board) will be independent directors selected by the nominating committee of the New Charter board by the approval of both a majority of the nominating committee and a majority of the directors that were not appointed by either A/N or Liberty Broadband. Thereafter, Liberty Broadband will be entitled to designate three nominees to be elected as directors and A/N will be entitled to designate two nominees to be elected as directors, in each case provided that each maintains certain specified voting or equity ownership thresholds, provided that each nominee must meet any applicable requirements or qualifications. Each of A/N and Liberty Broadband will be entitled to nominate at least one director to each of the committees of the Charter board of directors, subject to applicable stock exchange listing rules and certain specified voting or equity ownership thresholds for each of A/N and Liberty Broadband, and provided that the nominating and compensation committees will have at least a majority of directors independent from A/N, Liberty Broadband and New Charter (referred to as the “unaffiliated directors”). The nominating committee will be comprised of three unaffiliated directors, and one designee of each of A/N and Liberty Broadband. A/N and Liberty Broadband also will have certain other committee designation and other governance rights. Mr. Thomas Rutledge, the Company's Chief Executive Officer ("CEO"), will be offered the positions of CEO and chairman of New Charter.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

The Company is aware that Dr. Malone may be deemed to have a 36.8% voting interest in Liberty Interactive and is Chairman of the board of directors, an executive officer position, of Liberty Interactive. Liberty Interactive owns 38.0% of the common stock of HSN, Inc. (“HSN”) and has the right to elect 20% of the board members of HSN. Liberty Interactive wholly owns QVC, Inc (“QVC”). The Company has programming relationships with HSN and QVC which pre-date the Liberty Media Transaction. For the years ended December 31, 2015 and 2014 and nine months ended December 31, 2013, the Company recorded payments in aggregate of approximately $17 million, $14 million and $10 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in Charter's footprint.

Dr. Malone also serves on the board of directors of Discovery Communications, Inc., (“Discovery”) and the Company is aware that Dr. Malone owns 4.8% in the aggregate of the common stock of Discovery and has a 28.7% voting interest in Discovery for the election of directors. In addition, Dr. Malone owns approximately 10.8% in the aggregate of the common stock of Starz and has 47.2% of the voting power. Mr. Gregory Maffei, a member of Charter's board of directors, is a non-executive Chairman of the board of Starz. The Company purchases programming from both Discovery and Starz pursuant to agreements entered into prior to Dr. Malone and Mr. Maffei joining Charter's board of directors. Based on publicly available information, the Company does not believe that either Discovery or Starz would currently be considered related parties. The amounts paid in aggregate to Discovery and Starz represent less than 3% of total operating costs and expenses for the years ended December 31, 2015 and 2014 and nine months ended December 31, 2013.

18.    Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of December 31, 2015 for its contractual obligations.

	Total	2016	2017	2018	2019	2020	Thereafter

Contractual Obligations
Operating Lease Obligations (1)	$183	$51	$46	$32	$23	12	$19
Programming Minimum Commitments (2)	545	265	239	13	14	11	3
Other (3)	435	397	19	10	3	2	4

Total	$1,163	$713	$304	$55	$40	$25	$26

(1) The Company leases certain facilities and equipment under non-cancelable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2015, 2014 and 2013 were $49 million, $43 million, $34 million, respectively.

(2) The Company pays programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term. Programming costs included in the accompanying statement of operations were $2.7 billion, $2.5 billion and $2.1 billion for the years ended December 31, 2015, 2014, and 2013 respectively. Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.

(3) “Other” represents other guaranteed minimum commitments, which consist primarily of commitments to the Company's customer premise equipment vendors.

The following items are not included in the contractual obligation table due to various factors discussed below. However, the Company incurs these costs as part of its operations:

•
The Company rents utility poles used in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2015, 2014, and 2013 was $53 million, $49 million, and $49 million, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

•
The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. The Company also pays other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $212 million, $208 million, and $190 million for the years ended December 31, 2015, 2014, and 2013 respectively.

•	The Company also has $67 million in letters of credit, primarily to its various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.

Litigation

In 2014, following an announcement by Comcast and TWC of their intent to merge,  Breffni Barrett and others filed suit in the Supreme Court of the State of New York for the County of New York against Comcast, TWC and their respective officers and directors.  Later five similar class actions were consolidated with this matter (the “NY Actions”). The NY Actions were settled in July 2014, however, such settlement was terminated following the termination of the Comcast and TWC merger in April 2015.  In May 2015, Charter and TWC announced their intent to merge.  Subsequently, the parties in the NY Actions filed a Second Consolidated Class Action Complaint (the “Second Amended Complaint”), removing Comcast and Tango Acquisition Sub, Inc. as defendants and naming TWC, the members of the TWC board of directors, Charter and the merger subsidiaries as defendants. The Second Amended Complaint generally alleges, among other things, that the members of the TWC board of directors breached their fiduciary duties to TWC stockholders during the Charter merger negotiations and by entering into the merger agreement and approving the mergers, and that Charter and its subsidiaries aided and abetted such breaches of fiduciary duties. The complaint sought, among other relief, injunctive relief enjoining the stockholder vote on the mergers, unspecified declaratory and equitable relief, compensatory damages in an unspecified amount, and costs and attorneys’ fees.

In September 2015, the parties entered into a memorandum of understanding (“MOU”) to settle the action. Pursuant to the MOU, the defendants issued certain supplemental disclosures relating to the mergers on a Form 8-K, and plaintiffs agreed to release with prejudice all claims that could have been asserted against defendants in connection with the mergers. The settlement is conditioned on, among other things, consummation of the transactions between TWC and Charter, and must be approved by the New York Supreme Court. In the event that the New York Supreme Court does not approve the settlement, the defendants intend to vigorously defend against any further litigation.

In August 2015, a purported stockholder of Charter filed a lawsuit in the Delaware Court of Chancery, on behalf of a putative class of Charter stockholders, challenging the transactions between Charter, TWC, A/N, and Liberty Broadband announced by Charter on May 26, 2015 (collectively, the “Transactions”). The lawsuit names as defendants Liberty Broadband, Charter, the board of directors of Charter, and New Charter. Plaintiff alleged that the Transactions improperly benefit Liberty Broadband at the expense of other Charter shareholders, and that Charter issued a false and misleading proxy statement in connection with the Transactions.  Plaintiff requested, among other things, that the Delaware Court of Chancery enjoin the September 21, 2015 special meeting of Charter stockholders at which Charter stockholders were asked to vote on the Transactions until the defendants disclosed certain information relating to Charter and the Transactions. The disclosures demanded by the plaintiff included (i) certain unlevered free cash flow projections for Charter and (ii) a Form of Proxy and Right of First Refusal Agreement (“Proxy”) by and among Liberty Broadband, A/N, Charter and New Charter, which was referenced in the description of the Second Amended and Restated Stockholders Agreement, dated May 23, 2015, among Charter, New Charter, Liberty Broadband and A/N. On September 9, 2015, Charter issued supplemental disclosures containing unlevered free cash flow projections for Charter. In return, the plaintiff agreed its disclosure claims were moot and withdrew its application to enjoin the Charter stockholder vote on the Transactions. Charter has not yet responded to this suit but intends to deny any liability, believes that it has substantial defenses, and intends to vigorously defend this suit.

The Montana Department of Revenue ("Montana DOR") generally assesses property taxes on cable companies at 3% and on telephone companies at 6%. Historically, Bresnan's cable and telephone operations have been taxed separately by the Montana DOR. In 2010, the Montana DOR assessed Bresnan as a single telephone business and retroactively assessed it as such for 2007 through 2009. Bresnan filed a declaratory judgment action against the Montana DOR in Montana State Court challenging its property tax classifications for 2007 through 2010. The Montana State Court issued decisions in favor of Bresnan. The Montana DOR filed a notice of appeal to the Montana Supreme Court on September 20, 2012. On December 2, 2013, the Montana Supreme Court reversed the trial court’s decision. On June 19, 2014, the parties settled this dispute. For tax years 2007 through 2009,

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

Charter reduced Bresnan acquisition liabilities by approximately $8 million with the offset to goodwill in 2014, and operating expenses were reduced by approximately $3 million for post-acquisition tax years.

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

19.    Employee Benefit Plan

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan. Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. Each payroll period, the Company will contribute to the 401(k) Plan the total amount of the salary contribution the employee elects to defer between 1% and 50%. The Company’s matching contribution is discretionary and is equal to 50% of the amount of the salary reduction the participant elects to defer (up to 6% of the participant’s eligible compensation), excluding any catch-up contributions and is paid by the Company on a per pay period basis.  The Company made contributions to the 401(k) plan totaling $23 million, $19 million and $16 million for the years ended December 31, 2015, 2014 and 2013, respectively.

20.    Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.  ASU 2014-09 will be effective, reflecting the one-year deferral, for interim and annual periods beginning after December 15, 2017 (January 1, 2018 for the Company).  Early adoption of the standard is permitted but not before the original effective date. Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and selecting the method of transition to the new standard.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires the cost of issuing debt to no longer be recorded as a separate asset but rather to be presented on the balance sheet as a direct reduction to the carrying value of the related debt liability, similar to the presentation of debt discounts.  ASU 2015-03 will be effective for interim and annual periods beginning after December 15, 2015 (January 1, 2016 for the Company) including retrospective conforming presentation of prior periods presented.  Early adoption of the standard is permitted. The Company early adopted ASU 2015-03 on December 31, 2015. The adoption of this standard resulted in a reclassification of deferred financing costs which caused a $136 million reduction to both other noncurrent assets and long-term debt on the consolidated balance sheet as of December 31, 2014; but it had no effect on the Company’s results of operations, financial condition or cash flows.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), which provides guidance in determining whether fees for purchasing cloud computing services (or hosted software solutions) are considered internal-use software or should be considered a service contract.  The cloud computing agreement that includes a software license should be accounted for in the same manner as internal-use software if customer has contractual right to take possession of the software during the hosting period without significant penalty and it is feasible to either run the software on customer’s hardware or contract with another vendor to host the software. Arrangements that don’t meet the requirements for internal-use software should be accounted for as a service contract. ASU 2015-05 will be effective for interim and annual periods beginning after December 15, 2015 (January 1, 2016 for the Company).  Early adoption of the standard is permitted.  The Company is currently in the process of evaluating the impact that the adoption of ASU 2015-05 will have on its consolidated financial statements. This new accounting standard is not anticipated to have a material impact on the Company's financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires that all deferred tax liabilities and assets be classified as noncurrent amounts on the balance sheet. ASU 2015-17 will be effective for interim and annuals periods beginning after December 15, 2016 (January 1, 2017 for the Company) and may be applied prospectively or retrospectively. Early adoption of the standard is permitted. The Company early adopted this standard retrospectively on December 31, 2015. The adoption of this standard resulted in a reclassification of current deferred tax assets which caused a $26 million reduction to both prepaid expenses and other current assets and deferred income taxes on the Company’s balance sheet for the year ended December 31, 2014; but had no effect on the Company’s results of operations, financial condition or cash flows.

21.    Unaudited Quarterly Financial Data

The following table presents quarterly data for the periods presented on the consolidated statement of operations:

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$2,362	$2,430	$2,450	$2,512
Income from operations	$249	$269	$273	$323
Net income (loss)	$(81)	$(122)	$54	$(122)

Earnings (loss) per common share:
Basic	$(0.73)	$(1.09)	$0.48	$(1.09)
Diluted	$(0.73)	$(1.09)	$0.48	(1.09)

Weighted average common share outstanding:
Basic	111,655,617	111,783,504	111,928,113	112,106,255
Diluted	111,655,617	111,783,504	113,339,885	112,106,255

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
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

22.     Consolidating Schedules

The accompanying consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Affiliates Whose Securities Collateralize an Issue Registered or Being Registered. This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.

The Safari Escrow Entities column consists of CCOH Safari, CCO Safari II and CCO Safari III. CCOH Safari issued the 2026 Notes and issued the CCOH Safari notes that were repaid in April 2015 upon receiving the Termination Notice of the Comcast Transactions. CCO Safari II and CCO Safari III issued the CCO Safari II notes and the CCO Safari III credit facilities, respectively.

The CCO Holdings notes are obligations of CCO Holdings. However, the CCO Holdings notes are also jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Charter.

The Charter Operating and Restricted Subsidiaries column is presented as a requirement pursuant to the terms of the Credit Agreement. The Unrestricted Subsidiary column consists of CCO Safari which is a Non-Recourse Subsidiary under the Credit Agreement and that held the Term G Loans. The Term G Loans were also repaid in April 2015 upon receiving the Termination Notice of the Comcast Transactions. See Note 8 for additional information.

On December 31, 2015, the CCV III, LLC preferred interest held by CCH I, LLC was canceled.

Consolidating financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Consolidating Balance Sheet
As of December 31, 2015

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$—	$—	$5	$—	$—	$5
Accounts receivable, net	8	7	—	—	264	—	—	279
Receivables from related party	51	297	—	14	—	—	(362)	—
Prepaid expenses and other current assets	—	6	—	—	55	—	—	61
Total current assets	59	310	—	14	324	—	(362)	345

RESTRICTED CASH AND CASH EQUIVALENTS	—	—	22,264	—	—	—	—	22,264

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	28	—	—	8,317	—	—	8,345
Franchises	—	—	—	—	6,006	—	—	6,006
Customer relationships, net	—	—	—	—	856	—	—	856
Goodwill	—	—	—	—	1,168	—	—	1,168
Total investment in cable properties, net	—	28	—	—	16,347	—	—	16,375

INVESTMENT IN SUBSIDIARIES	1,468	816	—	11,303	—	—	(13,587)	—
LOANS RECEIVABLE – RELATED PARTY	—	333	—	613	563	—	(1,509)	—
OTHER NONCURRENT ASSETS	—	216	—	—	116	—	—	332

Total assets	$1,527	$1,703	$22,264	$11,930	$17,350	$—	$(15,458)	$39,316

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11	$203	$282	$165	$1,311	$—	$—	$1,972
Payables to related party	—	—	17	—	345	—	(362)	—
Total current liabilities	11	203	299	165	1,656	—	(362)	1,972

LONG-TERM DEBT	—	—	21,778	10,443	3,502	—	—	35,723
LOANS PAYABLE – RELATED PARTY	—	—	693	—	816	—	(1,509)	—
DEFERRED INCOME TAXES	1,562	—	—	—	28	—	—	1,590
OTHER LONG-TERM LIABILITIES	—	32	—	—	45	—	—	77

SHAREHOLDERS'/MEMBER'S EQUITY (DEFICIT)	(46)	1,468	(506)	1,322	11,303	—	(13,587)	(46)

Total liabilities and shareholders’/member’s equity (deficit)	$1,527	$1,703	$22,264	$11,930	$17,350	$—	$(15,458)	$39,316

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Consolidating Balance Sheet
As of December 31, 2014

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3	$—	$—	$—	$—	$—	$—	$3
Accounts receivable, net	4	6	—	—	275	—	—	285
Receivables from related party	55	221	—	11	—	—	(287)	—
Prepaid expenses and other current assets	—	10	—	—	47	—	—	57
Total current assets	62	237	—	11	322	—	(287)	345

RESTRICTED CASH AND CASH EQUIVALENTS	—	—	3,597	—	—	3,514	—	7,111

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	29	—	—	8,344	—	—	8,373
Franchises	—	—	—	—	6,006	—	—	6,006
Customer relationships, net	—	—	—	—	1,105	—	—	1,105
Goodwill	—	—	—	—	1,168	—	—	1,168
Total investment in cable properties, net	—	29	—	—	16,623	—	—	16,652

CC VIII PREFERRED INTEREST	—	436	—	—	—	—	(436)	—
INVESTMENT IN SUBSIDIARIES	1,509	482	—	10,331	27	—	(12,349)	—
LOANS RECEIVABLE – RELATED PARTY	—	326	—	584	—	—	(910)	—
OTHER NONCURRENT ASSETS	—	166	1	—	113	—	—	280

Total assets	$1,571	$1,676	$3,598	$10,926	$17,085	$3,514	$(13,982)	$24,388

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11	$152	$18	$187	$1,259	$8	$—	$1,635
Payables to related party	—	—	—	—	287	—	(287)	—
Total current liabilities	11	152	18	187	1,546	8	(287)	1,635

LONG-TERM DEBT	—	—	3,498	10,227	3,683	3,479	—	20,887
LOANS PAYABLE – RELATED PARTY	—	—	112	—	798	—	(910)	—
DEFERRED INCOME TAXES	1,414	—	—	—	234	—	—	1,648
OTHER LONG-TERM LIABILITIES	—	15	—	—	57	—	—	72

Shareholders’/Member’s equity	146	1,509	(30)	512	10,331	27	(12,349)	146
Non-controlling interest	—	—	—	—	436	—	(436)	—
Total shareholders’/member’s equity	146	1,509	(30)	512	10,767	27	(12,785)	146

Total liabilities and shareholders’/member’s equity	$1,571	$1,676	$3,598	$10,926	$17,085	$3,514	$(13,982)	$24,388

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Consolidating Statement of Operations
For the year ended December 31, 2015

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

REVENUES	$25	$299	$—	$—	$9,754	$—	$(324)	$9,754

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	25	299	—	—	6,426	—	(324)	6,426
Depreciation and amortization	—	—	—	—	2,125	—	—	2,125
Other operating expenses, net	—	—	—	—	89	—	—	89

	25	299	—	—	8,640	—	(324)	8,640

Income from operations	—	—	—	—	1,114	—	—	1,114

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	8	(474)	(642)	(151)	(47)	—	(1,306)
Loss on extinguishment of debt	—	—	(2)	(123)	—	(3)	—	(128)
Loss on derivative instruments, net	—	—	—	—	(4)	—	—	(4)
Other expense, net	—	(7)	—	—	—	—	—	(7)
Equity in income (loss) of subsidiaries	(121)	(168)	—	1,073	(50)	—	(734)	—

	(121)	(167)	(476)	308	(205)	(50)	(734)	(1,445)

Income (loss) before income taxes	(121)	(167)	(476)	308	909	(50)	(734)	(331)

INCOME TAX BENEFIT (EXPENSE)	(150)	—	—	—	210	—	—	60

Consolidated net income (loss)	(271)	(167)	(476)	308	1,119	(50)	(734)	(271)

Less: Net (income) loss – non-controlling interest	—	46	—	—	(46)	—	—	—

Net income (loss)	$(271)	$(121)	$(476)	$308	$1,073	$(50)	$(734)	$(271)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Consolidating Statement of Operations
For the year ended December 31, 2014

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

REVENUES	$22	$235	$—	$—	$9,108	$—	$(257)	$9,108

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	22	235	—	—	5,973	—	(257)	5,973
Depreciation and amortization	—	—	—	—	2,102	—	—	2,102
Other operating expenses, net	—	—	—	—	62	—	—	62

	22	235	—	—	8,137	—	(257)	8,137

Income from operations	—	—	—	—	971	—	—	971

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	8	(30)	(679)	(165)	(45)	—	(911)
Loss on derivative instruments, net	—	—	—	—	(7)	—	—	(7)
Equity in income (loss) of subsidiaries	40	(12)	—	697	(45)	—	(680)	—

	40	(4)	(30)	18	(217)	(45)	(680)	(918)

Income (loss) before income taxes	40	(4)	(30)	18	754	(45)	(680)	53

INCOME TAX EXPENSE	(223)	—	—	—	(13)	—	—	(236)

Consolidated net income (loss)	(183)	(4)	(30)	18	741	(45)	(680)	(183)

Less: Net (income) loss – non-controlling interest	—	44	—	—	(44)	—	—	—

Net income (loss)	$(183)	$40	$(30)	$18	$697	$(45)	$(680)	$(183)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Consolidating Statement of Operations
For the year ended December 31, 2013

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

REVENUES	$22	$188	$—	$—	$8,155	$—	$(210)	$8,155

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	22	188	—	—	5,345	—	(210)	5,345
Depreciation and amortization	—	—	—	—	1,854	—	—	1,854
Other operating expenses, net	—	—	—	—	47	—	—	47

	22	188	—	—	7,246	—	(210)	7,246

Income from operations	—	—	—	—	909	—	—	909

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	8	—	(681)	(173)	—	—	(846)
Loss on extinguishment of debt	—	—	—	(65)	(58)	—	—	(123)
Gain on derivative instruments, net	—	—	—	—	11	—	—	11
Equity in income (loss) of subsidiaries	(75)	(114)	—	632	—	—	(443)	—

	(75)	(106)	—	(114)	(220)	—	(443)	(958)

Income (loss) before income taxes	(75)	(106)	—	(114)	689	—	(443)	(49)

INCOME TAX EXPENSE	(108)	(1)	—	—	(11)	—	—	(120)

Consolidated net income (loss)	(183)	(107)	—	(114)	678	—	(443)	(169)

Less: Net (income) loss – non-controlling interest	14	32	—	—	(46)	—	—	—

Net income (loss)	$(169)	$(75)	$—	$(114)	$632	$—	$(443)	$(169)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the year ended December 31, 2015

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(271)	$(167)	$(476)	$308	$1,119	$(50)	$(734)	$(271)
Net impact of interest rate derivative instruments, net of tax	9	9	9	9	9	—	(36)	9

Comprehensive income (loss)	$(262)	$(158)	$(467)	$317	$1,128	$(50)	$(770)	$(262)

Charter Communications, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the year ended December 31, 2014

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(183)	$(4)	$(30)	$18	$741	$(45)	$(680)	$(183)
Net impact of interest rate derivative instruments, net of tax	19	19	19	19	19	—	(76)	19

Comprehensive income (loss)	$(164)	$15	$(11)	$37	$760	$(45)	$(756)	$(164)

Charter Communications, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the year ended December 31, 2013

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(183)	$(107)	$—	$(114)	$678	$—	$(443)	$(169)
Net impact of interest rate derivative instruments, net of tax	34	34	—	34	34	—	(102)	34

Comprehensive income (loss)	$(149)	$(73)	$—	$(80)	$712	$—	$(545)	$(135)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2015

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(271)	$(167)	$(476)	$308	$1,119	$(50)	$(734)	$(271)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	2,125	—	—	2,125
Noncash interest expense	—	—	—	16	12	—	—	28
Loss on extinguishment of debt	—	—	2	123	—	3	—	128
Loss on derivative instruments, net	—	—	—	—	4	—	—	4
Deferred income taxes	149	—	—	—	(214)	—	—	(65)
Equity in (income) losses of subsidiaries	121	168	—	(1,073)	50	—	734	—
Other, net	—	7	—	—	82	—	—	89
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(4)	(1)	—	—	10	—	—	5
Prepaid expenses and other assets	—	2	—	—	(5)	—	—	(3)
Accounts payable, accrued liabilities and other	—	68	265	(23)	17	(8)	—	319
Receivables from and payables to related party	4	(82)	17	(14)	75	—	—	—

Net cash flows from operating activities	(1)	(5)	(192)	(663)	3,275	(55)	—	2,359

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(1,840)	—	—	(1,840)
Change in accrued expenses related to capital expenditures	—	—	—	—	28	—	—	28
Contribution to subsidiary	(20)	(90)	—	(46)	(24)	—	180	—
Distributions from subsidiary	26	376	—	715	—	—	(1,117)	—
Change in restricted cash and cash equivalents	—	—	(18,667)	—	—	3,514	—	(15,153)
Other, net	—	(55)	—	—	(12)	—	—	(67)

Net cash flows from investing activities	6	231	(18,667)	669	(1,848)	3,514	(937)	(17,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	21,790	2,700	1,555	—	—	26,045
Repayments of long-term debt	—	—	(3,500)	(2,598)	(1,745)	(3,483)	—	(11,326)
Borrowings (payments) loans payable - related parties	—	—	581	(18)	(563)	—	—	—
Payment for debt issuance costs	—	—	(12)	(24)	—	—	—	(36)
Purchase of treasury stock	(38)	—	—	—	—	—	—	(38)
Proceeds from exercise of options	30	—	—	—	—	—	—	30
Contributions from parent	—	95	—	15	46	24	(180)	—
Distributions to parent	—	(321)	—	(81)	(715)	—	1,117	—
Other, net	—	—	—	—	—	—	—	—

Net cash flows from financing activities	(8)	(226)	18,859	(6)	(1,422)	(3,459)	937	14,675

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3)	—	—	—	5	—	—	2
CASH AND CASH EQUIVALENTS, beginning of period	3	—	—	—	—	—	—	3

CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—	$—	$5	$—	$—	$5

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2014

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(183)	$(4)	$(30)	$18	$741	$(45)	$(680)	$(183)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	2,102	—	—	2,102
Noncash interest expense	—	—	—	25	12	—	—	37
Loss on derivative instruments, net	—	—	—	—	7	—	—	7
Deferred income taxes	223	—	—	—	10	—	—	233
Equity in (income) losses of subsidiaries	(40)	12	—	(697)	45	—	680	—
Other, net	—	(2)	—	—	67	—	—	65
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	—	(2)	—	—	(49)	—	—	(51)
Prepaid expenses and other assets	—	(1)	—	—	(8)	—	—	(9)
Accounts payable, accrued liabilities and other	—	41	18	—	91	8	—	158
Receivables from and payables to related party	—	(57)	—	(11)	68	—	—	—

Net cash flows from operating activities	—	(13)	(12)	(665)	3,086	(37)	—	2,359

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(2,221)	—	—	(2,221)
Change in accrued expenses related to capital expenditures	—	—	—	—	33	—	—	33
Sales of cable systems, net	—	—	—	—	11	—	—	11
Contribution to subsidiary	(106)	(600)	—	(100)	(71)	—	877	—
Distributions from subsidiary	5	30	—	1,132	—	—	(1,167)	—
Change in restricted cash and cash equivalents	—	—	(3,598)	—	—	(3,513)	—	(7,111)
Other, net	—	(5)	—	—	(11)	—	—	(16)

Net cash flows from investing activities	(101)	(575)	(3,598)	1,032	(2,259)	(3,513)	(290)	(9,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	3,500	—	1,823	3,483	—	8,806
Repayments of long-term debt	—	—	—	(350)	(1,630)	—	—	(1,980)
Borrowings (payments) loans payable - related parties	—	—	112	(112)	—	—	—	—
Payment for debt issuance costs	—	—	(2)	—	—	(4)	—	(6)
Purchase of treasury stock	(19)	—	—	—	—	—	—	(19)
Proceeds from exercise of options and warrants	123	—	—	—	—	—	—	123
Contributions from parent	—	606	—	100	100	71	(877)	—
Distributions to parent	—	(30)	—	(5)	(1,132)	—	1,167	—
Other, net	—	7	—	—	(4)	—	—	3

Net cash flows from financing activities	104	583	3,610	(367)	(843)	3,550	290	6,927

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	(5)	—	—	(16)	—	—	(18)
CASH AND CASH EQUIVALENTS, beginning of period	—	5	—	—	16	—	—	21

CASH AND CASH EQUIVALENTS, end of period	$3	$—	$—	$—	$—	$—	$—	$3

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
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
DECEMBER 31, 2015, 2014 AND 2013
(dollars in millions, except share or per share data or where indicated)

23.    Subsequent Events

In February 2016, the Company's subsidiary, CCO Holdings, announced an offering of $1.7 billion aggregate principal amount of 5.875% senior notes due 2024. The Company expects to close that offering in February 2016 and the net proceeds will be used to (i) repurchase or redeem certain of CCO Holdings’ 7.000% senior notes due 2019 and 7.375% senior notes due 2020 and pay related fees and expenses and (ii) for general corporate purposes including, for example, to fund a portion of the incremental cash proceeds to TWC stockholders if they were to elect $115 per share in cash rather than $100 per share. Any redemption or repurchase of notes would not take place until after such cash elections were determined. See Note 3.