Form 10-Q
period 2016-03-31
CHARTER COMMUNICATIONS, INC. /MO/
filed 2016-04-28
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
or

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

Number of shares of Class A common stock outstanding as of March 31, 2016: 112,468,096

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2016

This quarterly report on Form 10-Q is for the three months ended March 31, 2016. The United States Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc. and its subsidiaries.

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,278	$5
Accounts receivable, less allowance for doubtful accounts of
$17 and $21, respectively	253	279
Prepaid expenses and other current assets	81	61
Total current assets	1,612	345

RESTRICTED CASH AND CASH EQUIVALENTS	22,313	22,264

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $6,928 and $6,518, respectively	8,294	8,345
Franchises	6,006	6,006
Customer relationships, net	800	856
Goodwill	1,168	1,168
Total investment in cable properties, net	16,268	16,375

OTHER NONCURRENT ASSETS	331	332

Total assets	$40,524	$39,316

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,925	$1,972
Total current liabilities	1,925	1,972

LONG-TERM DEBT	37,124	35,723
DEFERRED INCOME TAXES	1,618	1,590
OTHER LONG-TERM LIABILITIES	76	77

SHAREHOLDERS’ DEFICIT:
Class A common stock; $.001 par value; 900 million shares authorized;
112,581,405 and 112,438,828 shares issued, respectively	—	—
Class B common stock; $.001 par value; 25 million shares authorized;
no shares issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no shares issued and outstanding	—	—
Additional paid-in capital	2,057	2,028
Accumulated deficit	(2,249)	(2,061)
Treasury stock at cost; 113,309 and no shares, respectively	(16)	—
Accumulated other comprehensive loss	(11)	(13)
Total shareholders’ deficit	(219)	(46)

Total liabilities and shareholders’ deficit	$40,524	$39,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)
Unaudited

	Three Months Ended March 31,
	2016	2015

REVENUES	$2,530	$2,362

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	1,671	1,581
Depreciation and amortization	539	514
Other operating expenses, net	18	18

	2,228	2,113

Income from operations	302	249

OTHER EXPENSES:
Interest expense, net	(454)	(289)
Loss on derivative instruments, net	(5)	(6)
Other expense, net	(3)	—

	(462)	(295)

Loss before income taxes	(160)	(46)

Income tax expense	(28)	(35)

Net loss	$(188)	$(81)

LOSS PER COMMON SHARE, BASIC AND DILUTED:	$(1.68)	$(0.73)

Weighted average common shares outstanding, basic and diluted	112,311,539	111,655,617

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2016	2015

Net loss	$(188)	$(81)
Net impact of interest rate derivative instruments, net of tax	2	3

Comprehensive loss	$(186)	$(78)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(188)	$(81)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	539	514
Noncash interest expense	7	8
Loss on derivative instruments, net	5	6
Deferred income taxes	28	34
Other, net	27	22
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	24	21
Prepaid expenses and other assets	(21)	(26)
Accounts payable, accrued liabilities and other	3	30
Net cash flows from operating activities	424	528

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(429)	(351)
Change in accrued expenses related to capital expenditures	(56)	(76)
Change in restricted cash and cash equivalents	(49)	(1)
Other, net	(2)	(13)
Net cash flows from investing activities	(536)	(441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	2,139	332
Repayments of long-term debt	(727)	(392)
Payments for debt issuance costs	(17)	—
Purchase of treasury stock	(16)	(16)
Proceeds from exercise of options	5	6
Other, net	1	—
Net cash flows from financing activities	1,385	(70)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,273	17
CASH AND CASH EQUIVALENTS, beginning of period	5	3
CASH AND CASH EQUIVALENTS, end of period	$1,278	$20

CASH PAID FOR INTEREST, NET	$448	$255

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

The Company is a cable operator providing services in the United States. The Company offers to residential and commercial customers traditional cable video programming, Internet services, and voice services, as well as advanced video services such as video on demand, high definition television, and digital video recorder (“DVR”) service. The Company sells its cable video programming, Internet, voice, and advanced video services primarily on a subscription basis. The Company also sells local advertising on cable networks and provides fiber connectivity to cellular towers and office buildings.

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

2.     Mergers and Acquisitions

TWC Transaction

On May 23, 2015, the Company entered into an Agreement and Plan of Mergers (the “Merger Agreement”) with Time Warner Cable Inc. ("TWC"), CCH I, LLC (“New Charter”), a wholly owned subsidiary of the Company; Nina Corporation I, Inc., Nina Company II, LLC, a wholly owned subsidiary of New Charter; and Nina Company III, LLC, a wholly owned subsidiary of New Charter, pursuant to which the parties will engage in a series of transactions that will result in Charter and TWC becoming wholly owned subsidiaries of New Charter (the “TWC Transaction”), on the terms and subject to the conditions set forth in the Merger Agreement. After giving effect to the TWC Transaction, New Charter will be the new public company parent that will hold the operations of the combined companies. Upon consummation of the TWC Transaction, each outstanding share of TWC common stock (other than TWC stock held by Liberty Broadband Corporation ("Liberty Broadband") and Liberty Interactive Corporation (collectively, the "Liberty Parties")), will be converted into the right to receive $100 in cash and shares of New Charter Class A common stock ("New Charter common stock") equivalent to 0.5409 shares of Charter Class A common stock. Each stockholder of TWC will also have the option to elect to receive for each outstanding share of TWC common stock (other than TWC stock held by the Liberty Parties) $115 in cash and shares of New Charter common stock equivalent to 0.4562 shares of Charter common stock. Upon consummation of the TWC Transaction, each share of TWC common stock held by the Liberty Parties will be converted into New Charter common stock. The total enterprise value of TWC based on the current estimated value of purchase price consideration is approximately $82 billion, including cash, equity and TWC debt to be assumed. The value of the consideration will fluctuate based on the number of shares outstanding and the market value of Charter's Class A common stock on the acquisition date, among other factors. In certain circumstances a termination fee may be payable by Charter upon termination of the TWC Transaction as more fully described in the Merger Agreement.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Bright House Transaction

On March 31, 2015, the Company entered into a definitive Contribution Agreement (the “Contribution Agreement”), which was amended on May 23, 2015 in connection with the execution of the Merger Agreement, with Advance/Newhouse Partnership (“A/N”), A/NPC Holdings LLC, New Charter and Charter Communications Holdings, LLC (“Charter Holdings”), the Company's wholly owned subsidiary, pursuant to which Charter would become the owner of the membership interests in Bright House Networks, LLC (“Bright House”) and any other assets (other than certain excluded assets and liabilities and non-operating cash) primarily related to Bright House (the “Bright House Transaction”). At closing, Charter Holdings will pay to A/N approximately $2 billion in cash and issue to A/N convertible preferred units of Charter Holdings with a face amount of $2.5 billion which will pay a 6% coupon, and approximately 34.3 million common units of Charter Holdings that are exchangeable into New Charter common stock on a one-for-one basis with a current value of approximately $7 billion.

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

Charter expects to finance the remaining cash portion of the purchase price of the TWC Transaction and Bright House Transaction with additional indebtedness and cash on the companies’ balance sheets.  In 2015, the Company issued $15.5 billion CCO Safari II, LLC ("CCO Safari II") senior secured notes, $3.8 billion CCO Safari III, LLC ("CCO Safari III") senior secured bank loans and $2.5 billion CCOH Safari, LLC ("CCOH Safari") senior unsecured notes.  Charter has remaining commitments of approximately $2.7 billion from banks to provide incremental senior secured term loan facilities and senior unsecured notes, as well as an incremental $1.7 billion revolving facility. In addition, the bank commitments provide for a $4.3 billion bridge facility if all TWC stockholders (other than the Liberty Parties) elect the $115 per share cash option, in the event Charter is unable to issue senior unsecured notes in advance of the closing of the TWC Transaction.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

3.    Franchises, Goodwill and Other Intangible Assets

As of March 31, 2016 and December 31, 2015, indefinite lived and finite-lived intangible assets are presented in the following table:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Franchises	$6,006	$—	$6,006	$6,006	$—	$6,006
Goodwill	1,168	—	1,168	1,168	—	1,168
Trademarks	159	—	159	159	—	159
Other intangible assets	4	—	4	4	—	4

	$7,337	$—	$7,337	$7,337	$—	$7,337

Finite-lived intangible assets:
Customer relationships	$2,616	$1,816	$800	$2,616	$1,760	$856
Other intangible assets	176	86	90	173	82	91
	$2,792	$1,902	$890	$2,789	$1,842	$947

Amortization expense related to customer relationships and other intangible assets for the three months ended March 31, 2016 and 2015 was $60 million and $69 million, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows:

Nine months ended December 31, 2016	$177
2017	204
2018	169
2019	134
2020	96
Thereafter	110

$890

Actual amortization expense in future periods will differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

4.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Accounts payable – trade	$140	$134
Accrued capital expenditures	240	296
Deferred revenue	100	96
Accrued liabilities:
Interest	443	445
Programming costs	468	451
Franchise related fees	57	65
Compensation	174	186
Other	303	299

	$1,925	$1,972

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

5.    Long-Term Debt

Long-term debt consists of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCOH Safari, LLC
5.750% senior notes due February 15, 2026	$2,500	$2,499	$2,500	$2,499
CCO Safari II, LLC
3.579% senior notes due July 23, 2020	2,000	1,999	2,000	1,999
4.464% senior notes due July 23, 2022	3,000	2,998	3,000	2,998
4.908% senior notes due July 23, 2025	4,500	4,497	4,500	4,497
6.384% senior notes due October 23, 2035	2,000	1,999	2,000	1,999
6.484% senior notes due October 23, 2045	3,500	3,498	3,500	3,498
6.834% senior notes due October 23, 2055	500	500	500	500
CCO Safari III, LLC
Credit facilities	3,800	3,788	3,800	3,788
CCO Holdings, LLC:
7.000% senior notes due January 15, 2019	600	594	600	594
7.375% senior notes due June 1, 2020	750	744	750	744
5.250% senior notes due March 15, 2021	500	496	500	496
6.500% senior notes due April 30, 2021	1,500	1,488	1,500	1,487
6.625% senior notes due January 31, 2022	750	740	750	740
5.250% senior notes due September 30, 2022	1,250	1,230	1,250	1,229
5.125% senior notes due February 15, 2023	1,000	991	1,000	990
5.125% senior notes due May 1, 2023	1,150	1,141	1,150	1,140
5.750% senior notes due September 1, 2023	500	495	500	495
5.750% senior notes due January 15, 2024	1,000	990	1,000	990
5.875% senior notes due April 1, 2024	1,700	1,683	—	—
5.375% senior notes due May 1, 2025	750	744	750	744
5.875% senior notes due May 1, 2027	800	794	800	794
Charter Communications Operating, LLC:
Credit facilities	3,263	3,216	3,552	3,502
Long-Term Debt	$37,313	$37,124	$35,902	$35,723

The accreted values presented above represent the principal amount of the debt less the original issue discount at the time of sale and deferred financing costs, plus the accretion of both amounts to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under its credit facilities of approximately $1.2 billion as of March 31, 2016 and as such, debt maturing in the next twelve months is classified as long-term.

In February 2016, CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp. closed on transactions in which they issued $1.7 billion aggregate principal amount of 5.875% senior notes due 2024 (the "2024 Notes"). The net proceeds, along with the net proceeds from the issuance of the 2026 Notes (see Note 17), will be used to (i) repurchase CCO Holdings’ 7.000% senior notes due 2019 and 7.375% senior notes due 2020 and pay related fees and expenses and (ii) will be used to repurchase or redeem all or a portion of CCO Holdings' 6.500% senior notes due 2021 and (iii) for general corporate purposes. Any redemption or repurchase of the 6.500% senior notes due 2021 will not take place until after the Company determines the amount, if any, of the incremental cash proceeds to TWC stockholders if they were to elect $115 per share in cash rather than $100 per share. See Note 2.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The payment obligations under the 2024 Notes are guaranteed on a senior unsecured basis by Charter, which guarantee will be released upon completion of the TWC Transaction. They are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp. The 2024 Notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Communications Operating, LLC ("Charter Operating") credit facilities.

CCO Holdings may redeem some or all of the 2024 Notes at any time at a premium. The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, if any, on or after varying dates in 2019 through 2022.

In addition, at any time prior to April 1, 2019, CCO Holdings may redeem up to 40% of the aggregate principal amount of the 2024 Notes at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met. In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding CCO Holdings notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

6.    Common Stock

During the three months ended March 31, 2016 and 2015, the Company withheld 94,392 and 76,670 shares, respectively, of its common stock in payment of $16 million and $16 million, respectively, income tax withholding owed by employees upon vesting of restricted shares and restricted stock units. As of March 31, 2016, the Company also withheld 18,917 shares of common stock representing the exercise costs owed by employees upon exercise of stock options.

In December 2015, Charter's board of directors approved the retirement of the then currently held treasury stock and those shares were retired as of December 31, 2015. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders' deficit.

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

The effect of interest rate derivatives on the Company’s condensed consolidated balance sheets is presented in the table below:

	March 31, 2016	December 31, 2015

Accrued interest	$2	$3
Other long-term liabilities	$14	$10
Accumulated other comprehensive loss	$(11)	$(13)

The Company holds interest rate derivative instruments not designated as hedges which are marked to fair value, with the impact recorded as a gain or loss on derivative instruments, net in the Company's condensed consolidated statements of operations. While these interest rate derivative instruments are not designated as cash flow hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk. These interest rate derivative instruments were de-designated in 2013 and the balance that remains in accumulated other comprehensive loss for these interest rate derivative instruments is being amortized over the respective lives of the contracts and recorded as a loss within loss on derivative instruments, net in the Company's condensed consolidated statements of operations. The estimated net amount of existing losses that are reported in accumulated other comprehensive loss as of March 31, 2016 that is expected to be reclassified into earnings within the next twelve months is approximately $7 million.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The effects of interest rate derivative instruments on the Company’s condensed consolidated statements of operations is presented in the table below.

	Three Months Ended March 31,
	2016	2015

Loss on derivative instruments, net:
Change in fair value of interest rate derivative instruments not designated as cash flow hedges	$(3)	$(3)
Loss reclassified from accumulated other comprehensive loss into earnings as a result of cash flow hedge discontinuance	(2)	(3)
	$(5)	$(6)

As of March 31, 2016 and December 31, 2015, the Company had $1.1 billion in notional amounts of interest rate derivative instruments outstanding. In December 2016, $250 million of currently effective swaps expire and therefore the notional amount of currently effective interest rate swaps will decrease. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of March 31, 2016 and December 31, 2015 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The Company's restricted cash and cash equivalents are primarily invested in money market funds and 90-day or less commercial paper. The money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange and commercial paper is valued at cost plus the accretion of the discount on a yield to maturity basis, which approximates fair value. The money market funds and commercial paper potentially subject us to concentration of credit risk. The amount invested within any one financial instrument did not exceed $1.5 billion during each of the three months ended March 31, 2016 and year ended December 31, 2015. As of March 31, 2016 and December 31, 2015, there were no significant concentrations of financial instruments in a single investee, industry or geographic location. The Company received approximately $22 million of cash interest from these financial instruments during the three months ended March 31, 2016.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The interest rate derivative instruments are valued using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). The weighted average pay rate for the Company’s currently effective interest rate derivative instruments was 1.61% at March 31, 2016 and December 31, 2015 (exclusive of applicable spreads).

The Company's financial instruments that are accounted for at fair value on a recurring basis are presented in the table below.

	March 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Money market funds	$15,829	$—	$—	$14,330	$—	$—
Commercial paper	$—	$6,484	$—	$—	$7,934	$—

Liabilities
Interest rate derivatives	$—	$16	$—	$—	$13	$—

A summary of the carrying value and fair value of the Company’s debt at March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
Senior notes	$30,120	$31,678	$28,433	$28,744
Credit facilities	$7,004	$7,037	$7,290	$7,274

The estimated fair value of the Company’s senior notes at March 31, 2016 and December 31, 2015 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company's credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded during the three months ended March 31, 2016 and 2015.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

9.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the condensed consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended March 31,
	2016	2015
Programming	$703	$666
Franchise, regulatory and connectivity	112	107
Costs to service customers	421	423
Marketing	162	151
Transition costs	21	21
Other	252	213

	$1,671	$1,581

Programming costs consist primarily of costs paid to programmers for basic, premium, digital, video on demand, and pay-per-view programming. Franchise, regulatory and connectivity costs represent payments to franchise and regulatory authorities and costs directly related to providing video, Internet and voice services. Costs to service customers include costs related to field operations, network operations and customer care for the Company's residential and small and medium business customers including internal and third party labor for installations, service and repairs, maintenance, billing and collection, occupancy and vehicle costs. Marketing costs represents the costs of marketing to our current and potential commercial and residential customers including labor costs. Transition costs represent incremental costs incurred to increase the scale of the Company's business as a result of the TWC Transaction and Bright House Transaction. See Note 2 for additional information. Other includes bad debt expense, corporate overhead, advertising sales expenses, costs associated with the Company's enterprise business customers, property tax and insurance and stock compensation expense, among others.

10.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the periods presented:

	Three Months Ended March 31,
	2016	2015

Merger and acquisition costs	$14	$13
Special charges, net	4	2
Loss on sale of assets, net	$—	$3

	$18	$18

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

11.    Income Taxes

For the three months ended March 31, 2016 and 2015, the Company recorded $28 million and $35 million of income tax expense, respectively. Income tax expense is generally recognized primarily through increases in deferred tax liabilities related to Charter’s franchises which are characterized as indefinite-lived for book financial reporting purposes, as well as to a lesser extent through current federal and state income tax expense.

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination.  The Company has recorded unrecognized tax benefits totaling approximately $5 million as of March 31, 2016 and December 31, 2015, presented net of deferred taxes.

No tax years for Charter or Charter Holdco, for income tax purposes, are currently under examination by the IRS.  Tax years ending 2012 through 2015 remain subject to examination and assessment. Years prior to 2012 remain open solely for purposes of examination of Charter’s loss and credit carryforwards.

12.     Related Party Transactions

Equity Investments

On May 1, 2015, the Company acquired a 35% equity interest in ActiveVideo Networks ("AVN") for $55 million in cash representing the initial investment, a capital call and associated transaction fees.  AVN is the developer of CloudTV, a cloud-based software platform enabling service providers, content aggregators, and consumer electronic manufacturers to deploy new services by virtualizing consumer premise equipment functions in the cloud. AVN’s software platform is one of the key technologies enabling the development and deployment of the Company’s cloud-based user interface, Spectrum Guide®.  The Company applies the equity method of accounting to this investment which is recorded in other noncurrent assets in the condensed consolidated balance sheet as of March 31, 2016 and December 31, 2015.  For the three months ended March 31, 2016, the Company recorded equity losses for AVN and other investments of $3 million in other expense, net. The Company has agreements with AVN and other equity investments pursuant to which the Company made related party transaction payments to investees totaling approximately $4 million during the three months ended March 31, 2016.

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

The Company is aware that Dr. John Malone may be deemed to have a 36.8% voting interest in Liberty Interactive Corp. (“Liberty Interactive”) and is Chairman of the board of directors, an executive officer position, of Liberty Interactive. Liberty Interactive owns 38.0% of the common stock of HSN, Inc. (“HSN”) and has the right to elect 20% of the board members of HSN. Liberty Interactive wholly owns QVC, Inc (“QVC”). The Company has programming relationships with HSN and QVC which pre-date the transaction with Liberty Media. For the each of three months ended March 31, 2016 and 2015, the Company recorded payments in aggregate of approximately $4 million and $3 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company's footprint.

Dr. Malone also serves on the board of directors of Discovery Communications, Inc., (“Discovery”) and the Company is aware that Dr. Malone owns 4.9% in the aggregate of the common stock of Discovery and has a 28.6% voting interest in Discovery for the election of directors. In addition, Dr. Malone owns approximately 10.8% in the aggregate of the common stock of Starz and has 47.2% of the voting power. Mr. Gregory Maffei, a member of Charter's board of directors, is a non-executive Chairman of the board of Starz. The Company purchases programming from both Discovery and Starz pursuant to agreements entered into prior to Dr. Malone and Mr. Maffei joining Charter's board of directors. Based on publicly available information, the Company does not believe that either Discovery or Starz would currently be considered related parties. The amounts paid in aggregate to Discovery and Starz represent less than 3% of total operating costs and expenses for the three months ended March 31, 2016 and 2015.

13.     Contingencies

In 2014, following an announcement by Comcast Corporation ("Comcast") and TWC of their intent to merge,  Breffni Barrett and others filed suit in the Supreme Court of the State of New York for the County of New York against Comcast, TWC and their respective officers and directors.  Later five similar class actions were consolidated with this matter (the “NY Actions”). The NY Actions were settled in July 2014, however, such settlement was terminated following the termination of the Comcast and TWC merger in April 2015.  In May 2015, Charter and TWC announced their intent to merge.  Subsequently, the parties in the NY Actions filed a Second Consolidated Class Action Complaint (the “Second Amended Complaint”), removing Comcast and Tango Acquisition Sub, Inc. as defendants and naming TWC, the members of the TWC board of directors, Charter and the merger subsidiaries as defendants. The Second Amended Complaint generally alleges, among other things, that the members of the TWC board of directors breached their fiduciary duties to TWC stockholders during the Charter merger negotiations and by entering into the merger agreement and approving the mergers, and that Charter and its subsidiaries aided and abetted such breaches of fiduciary duties. The complaint sought, among other relief, injunctive relief enjoining the stockholder vote on the mergers, unspecified declaratory and equitable relief, compensatory damages in an unspecified amount, and costs and attorneys’ fees.

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

The Company granted the following equity awards for the periods presented.

	Three Months Ended March 31,
	2016	2015

Stock options	972,800	1,238,900
Restricted stock	—	—
Restricted stock units	274,700	145,500

Stock options granted prior to 2014 generally vest annually over three or four years from either the grant date or delayed vesting commencement dates. Stock options generally expire ten years from the grant date. Restricted stock vests annually over a one to four-year period beginning from the date of grant. Certain stock options and restricted stock vest based on achievement of stock price hurdles. Restricted stock units have no voting rights, and restricted stock units granted prior to 2014 vest ratably over three or four years from either the grant date or delayed vesting commencement dates. Beginning in 2014, stock options and restricted stock units granted cliff vest over three years.

As of March 31, 2016, total unrecognized compensation remaining to be recognized in future periods totaled $119 million for stock options, $0.3 million for restricted stock and $70 million for restricted stock units and the weighted average period over

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

which they are expected to be recognized is 2 years for stock options, 1 month for restricted stock and 2 years for restricted stock units.

The Company recorded $24 million and $19 million of stock compensation expense for the three months ended March 31, 2016 and 2015, respectively, which is included in operating costs and expenses.

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

The Safari Escrow Entities column consists of CCOH Safari, CCO Safari II and CCO Safari III. CCOH Safari, CCO Safari II and CCO Safari III hold the CCOH Safari notes, CCO Safari II notes and the CCO Safari III credit facilities, respectively.

The CCO Holdings notes are obligations of CCO Holdings. However, the CCO Holdings notes are also jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Charter.

The Charter Operating and Restricted Subsidiaries column is presented as a requirement pursuant to the terms of Charter Operating’s Amended and Restated Credit Agreement dated April 11, 2012 (the “Credit Agreement”). The Unrestricted Subsidiary column consisted of CCO Safari which was a Non-Recourse Subsidiary under the Credit Agreement and that held the CCO Safari Term G Loans which were repaid in April 2015.

Condensed consolidating financial statements as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of March 31, 2016

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4	$2	$—	$1,211	$61	$—	$1,278
Accounts receivable, net	8	6	—	—	239	—	253
Receivables from related party	68	270	—	6	—	(344)	—
Prepaid expenses and other current assets	—	8	—	—	73	—	81
Total current assets	80	286	—	1,217	373	(344)	1,612

RESTRICTED CASH AND CASH EQUIVALENTS	—	—	22,313	—	—	—	22,313

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	27	—	—	8,267	—	8,294
Franchises	—	—	—	—	6,006	—	6,006
Customer relationships, net	—	—	—	—	800	—	800
Goodwill	—	—	—	—	1,168	—	1,168
Total investment in cable properties, net	—	27	—	—	16,241	—	16,268

INVESTMENT IN SUBSIDIARIES	1,295	644	—	11,320	—	(13,259)	—
LOANS RECEIVABLE – RELATED PARTY	—	341	—	1,172	804	(2,317)	—
OTHER NONCURRENT ASSETS	—	218	—	—	113	—	331

Total assets	$1,375	$1,516	$22,313	$13,709	$17,531	$(15,920)	$40,524

LIABILITIES AND SHAREHOLDERS’/MEMBERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4	$194	$274	$172	$1,281	$—	$1,925
Payables to related party	—	—	16	—	328	(344)	—
Total current liabilities	4	194	290	172	1,609	(344)	1,925

LONG-TERM DEBT	—	—	21,778	12,130	3,216	—	37,124
LOANS PAYABLE – RELATED PARTY	—	—	1,008	—	1,309	(2,317)	—
DEFERRED INCOME TAXES	1,590	—	—	—	28	—	1,618
OTHER LONG-TERM LIABILITIES	—	27	—	—	49	—	76
SHAREHOLDERS'/MEMBER'S EQUITY (DEFICIT)	(219)	1,295	(763)	1,407	11,320	(13,259)	(219)

Total liabilities and shareholders’/members' equity (deficit)	$1,375	$1,516	$22,313	$13,709	$17,531	$(15,920)	$40,524

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2015

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$—	$—	$5	$—	$5
Accounts receivable, net	8	7	—	—	264	—	279
Receivables from related party	51	297	—	14	—	(362)	—
Prepaid expenses and other current assets	—	6	—	—	55	—	61
Total current assets	59	310	—	14	324	(362)	345

RESTRICTED CASH AND CASH EQUIVALENTS	—	—	22,264	—	—	—	22,264

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	28	—	—	8,317	—	8,345
Franchises	—	—	—	—	6,006	—	6,006
Customer relationships, net	—	—	—	—	856	—	856
Goodwill	—	—	—	—	1,168	—	1,168
Total investment in cable properties, net	—	28	—	—	16,347	—	16,375

INVESTMENT IN SUBSIDIARIES	1,468	816	—	11,303	—	(13,587)	—
LOANS RECEIVABLE – RELATED PARTY	—	333	—	613	563	(1,509)	—
OTHER NONCURRENT ASSETS	—	216	—	—	116	—	332

Total assets	$1,527	$1,703	$22,264	$11,930	$17,350	$(15,458)	$39,316

LIABILITIES AND SHAREHOLDERS’/MEMBERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11	$203	$282	$165	$1,311	$—	$1,972
Payables to related party	—	—	17	—	345	(362)	—
Total current liabilities	11	203	299	165	1,656	(362)	1,972

LONG-TERM DEBT	—	—	21,778	10,443	3,502	—	35,723
LOANS PAYABLE – RELATED PARTY	—	—	693	—	816	(1,509)	—
DEFERRED INCOME TAXES	1,562	—	—	—	28	—	1,590
OTHER LONG-TERM LIABILITIES	—	32	—	—	45	—	77
SHAREHOLDERS'/MEMBER'S EQUITY (DEFICIT)	(46)	1,468	(506)	1,322	11,303	(13,587)	(46)

Total liabilities and shareholders’/members' equity (deficit)	$1,527	$1,703	$22,264	$11,930	$17,350	$(15,458)	$39,316

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the three months ended March 31, 2016

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$7	$96	$—	$—	$2,530	$(103)	$2,530

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	7	96	—	—	1,671	(103)	1,671
Depreciation and amortization	—	—	—	—	539	—	539
Other operating expenses, net	—	—	—	—	18	—	18

	7	96	—	—	2,228	(103)	2,228

Income from operations	—	—	—	—	302	—	302

OTHER INCOME (EXPENSES):
Interest expense, net	—	3	(257)	(165)	(35)	—	(454)
Loss on derivative instruments, net	—	—	—	—	(5)	—	(5)
Other expense, net	—	(3)	—	—	—	—	(3)
Equity in income (loss) of subsidiaries	(160)	(160)	—	262	—	58	—

	(160)	(160)	(257)	97	(40)	58	(462)

Income (loss) before income taxes	(160)	(160)	(257)	97	262	58	(160)

INCOME TAX EXPENSE	(28)	—	—	—	—	—	(28)

Net income (loss)	$(188)	$(160)	$(257)	$97	$262	$58	$(188)

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2016

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated

Net income (loss)	$(188)	$(160)	$(257)	$97	$262	$58	$(188)
Net impact of interest rate derivative instruments, net of tax	2	2	2	2	2	(8)	2

Comprehensive income (loss)	$(186)	$(158)	$(255)	$99	$264	$50	$(186)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2015

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(81)	$(57)	$(49)	$(10)	$166	$(36)	$(14)	$(81)
Net impact of interest rate derivative instruments, net of tax	3	3	3	3	3	—	(12)	3

Comprehensive income (loss)	$(78)	$(54)	$(46)	$(7)	$169	$(36)	$(26)	$(78)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2016

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(188)	$(160)	$(257)	$97	$262	$58	$(188)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	539	—	539
Noncash interest expense	—	—	—	4	3	—	7
Loss on derivative instruments, net	—	—	—	—	5	—	5
Deferred income taxes	28	—	—	—	—	—	28
Equity in (income) loss of subsidiaries	160	160	—	(262)	—	(58)	—
Other, net	—	3	—	—	24	—	27
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	(2)	—	—	26	—	24
Prepaid expenses and other assets	—	(3)	—	—	(18)	—	(21)
Accounts payable, accrued liabilities and other	(6)	(17)	(8)	9	25	—	3
Receivables from and payables to related party	7	20	6	(6)	(27)	—	—

Net cash flows from operating activities	1	1	(259)	(158)	839	—	424

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(429)	—	(429)
Change in accrued expenses related to capital expenditures	—	—	—	—	(56)	—	(56)
Distributions from subsidiaries	14	84	—	246	—	(344)	—
Change in restricted cash and cash equivalents	—	—	(49)	—	—	—	(49)
Other, net	—	—	—	—	(2)	—	(2)

Net cash flows from investing activities	14	84	(49)	246	(487)	(344)	(536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	1,700	439	—	2,139
Repayments of long-term debt	—	—	—	—	(727)	—	(727)
Borrowings (repayments) loans payable - related parties	—	—	308	(546)	238	—	—
Payments for debt issuance costs	—	—	—	(17)	—	—	(17)
Purchase of treasury stock	(16)	—	—	—	—	—	(16)
Proceeds from exercise of options	5	—	—	—	—	—	5
Distributions to parent	—	(84)	—	(14)	(246)	344	—
Other, net	—	1	—	—	—	—	1

Net cash flows from financing activities	(11)	(83)	308	1,123	(296)	344	1,385

NET INCREASE IN CASH AND CASH EQUIVALENTS	4	2	—	1,211	56	—	1,273
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—	—	5	—	5

CASH AND CASH EQUIVALENTS, end of period	$4	$2	$—	$1,211	$61	$—	$1,278

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2015

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(81)	$(57)	$(49)	$(10)	$166	$(36)	$(14)	$(81)
Adjustments to reconcile consolidated net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	514	—	—	514
Noncash interest expense	—	—	—	4	4	—	—	8
Loss on derivative instruments, net	—	—	—	—	6	—	—	6
Deferred income taxes	34	—	—	—	—	—	—	34
Equity in (income) loss of subsidiaries	47	59	—	(156)	36	—	14	—
Other, net	—	1	—	—	21	—	—	22
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(6)	(1)	—	—	28	—	—	21
Prepaid expenses and other assets	—	—	—	—	(26)	—	—	(26)
Accounts payable, accrued liabilities and other	(8)	5	48	(23)	8	—	—	30
Receivables from and payables to related party	14	(8)	—	(3)	(3)	—	—	—

Net cash flows from operating activities	—	(1)	(1)	(188)	754	(36)	—	528

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(351)	—	—	(351)
Change in accrued expenses related to capital expenditures	—	—	—	—	(76)	—	—	(76)
Contribution to subsidiary	(2)	—	—	—	(36)	—	38	—
Distributions from subsidiaries	12	72	—	202	—	—	(286)	—
Change in restricted cash and cash equivalents	—	—	(1)	—	—	—	—	(1)
Other, net	—	—	—	—	(13)	—	—	(13)

Net cash flows from investing activities	10	72	(1)	202	(476)	—	(248)	(441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	—	332	—	—	332
Repayments of long-term debt	—	—	—	—	(392)	—	—	(392)
Borrowings (payments) loans payable - related parties	—	—	2	(2)	—	—	—	—
Purchase of treasury stock	(16)	—	—	—	—	—	—	(16)
Proceeds from exercise of options	6	—	—	—	—	—	—	6
Contributions from parent	—	2	—	—	—	36	(38)	—
Distributions to parent	—	(72)	—	(12)	(202)	—	286	—

Net cash flows from financing activities	(10)	(70)	2	(14)	(262)	36	248	(70)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	1	—	—	16	—	—	17
CASH AND CASH EQUIVALENTS, beginning of period	3	—	—	—	—	—	—	3

CASH AND CASH EQUIVALENTS, end of period	$3	$1	$—	$—	$16	$—	$—	$20

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

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), which provides guidance in determining whether fees for purchasing cloud computing services (or hosted software solutions) are considered internal-use software or should be considered a service contract.  The cloud computing agreement that includes a software license should be accounted for in the same manner as internal-use software if customer has contractual right to take possession of the software during the hosting period without significant penalty and it is feasible to either run the software on customer’s hardware or contract with another vendor to host the software. Arrangements that don’t meet the requirements for internal-use software should be accounted for as a service contract. ASU 2015-05 was effective for interim and annual periods beginning after December 15, 2015 (January 1, 2016 for the Company).  The adoption of ASU 2015-05 did not have a material impact on the Company's financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. Lessees are allowed to account for short-term leases (i.e., leases with a term of 12 months or less) off-balance sheet, consistent with current operating lease accounting. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. ASU 2016-02 will be effective for interim and annual periods beginning after December 15, 2018 (January 1, 2019 for the Company). Early adoption is permitted. The new standard requires a modified retrospective transition through a cumulative-effect adjustment as of the beginning of the earliest period presented in the financial statements. The Company is currently in the process of evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The new standard (1) requires all excess tax benefits and deficiencies to be recognized as income tax expense or benefit in the income statement in the period in which they occur regardless of whether the benefit reduces taxes payable in the current period, (2) requires classification of excess tax benefits cash flows as an operating activity, (3) allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur and (4) causes the threshold under which employee share-based awards partially settled in cash can qualify for equity classification to increase to the maximum statutory tax rates in the applicable jurisdiction. ASU 2016-09 will be effective for interim and annual periods after December 15, 2016 (January 1, 2017 for the Company). Early adoption of the standard is permitted but requires adoption of all provisions included in the amendment in the same period. The new standard generally requires a modified retrospective transition through a cumulative-effect adjustment as of the beginning of the period of adoption, with certain provisions requiring either a prospective or retrospective transition. The Company is currently in the process of evaluating the impact that the adoption of ASU 2016-09 will have on its consolidated financial statements.

17.     Subsequent Events

In April 2016, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.5 billion aggregate principal amount of 5.50% senior notes due 2026 (the "2026 Notes") at a price of 100.075% of the aggregate principal amount. The net proceeds, along with the net proceeds from the issuance of the 2024 Notes (see Note 5), will be used to (i) redeem CCO

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Holdings’ 7.000% senior notes due 2019 and 7.375% senior notes due 2020 and pay related fees and expenses and (ii) to repurchase or redeem all or a portion of CCO Holdings' 6.500% senior notes due 2021 and (iii) for general corporate purposes. Any redemption or repurchase of the 6.500% senior notes due 2021 would not take place until after the Company determines the amount, if any, of the incremental cash proceeds to TWC stockholders if they were to elect $115 per share in cash rather than $100 per share. See Note 2.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (“Charter”) is a holding company whose principal asset is a 100% common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”). Charter owns cable systems through its subsidiaries.

We are a cable operator providing services in the United States with approximately 6.8 million residential and commercial customers at March 31, 2016. We offer our customers traditional cable video programming, Internet services, and voice services, as well as advanced video services such as video on demand, high definition (“HD”) television and digital video recorder (“DVR”) service. We also sell local advertising on cable networks and provide fiber connectivity to cellular towers and office buildings.

TWC Transaction

On May 23, 2015, we entered into an Agreement and Plan of Mergers (the “Merger Agreement”) with Time Warner Cable Inc. ("TWC"), CCH I, LLC (“New Charter”), a wholly owned subsidiary of Charter; Nina Corporation I, Inc., Nina Company II, LLC, a wholly owned subsidiary of New Charter; and Nina Company III, LLC, a wholly owned subsidiary of New Charter, pursuant to which the parties will engage in a series of transactions that will result in Charter and TWC becoming wholly owned subsidiaries of New Charter (the “TWC Transaction”), on the terms and subject to the conditions set forth in the Merger Agreement. After giving effect to the TWC Transaction, New Charter will be the new public company parent that will hold the operations of the combined companies. Upon consummation of the TWC Transaction, each outstanding share of TWC common stock (other than TWC stock held by Liberty Broadband Corporation ("Liberty Broadband") and Liberty Interactive Corporation (collectively, the "Liberty Parties")), will be converted into the right to receive $100 in cash and shares of New Charter Class A common stock ("New Charter common stock") equivalent to 0.5409 shares of Charter Class A common stock. Each stockholder of TWC will also have the option to elect to receive for each outstanding share of TWC common stock (other than TWC stock held by the Liberty Parties) $115 in cash and shares of New Charter common stock equivalent to 0.4562 shares of Charter common stock. Upon consummation of the TWC Transaction, each share of TWC common stock held by the Liberty Parties will be converted into New Charter common stock. The total enterprise value of TWC based on the current estimated value of purchase price consideration is approximately $82 billion, including cash, equity and TWC debt to be assumed. The value of the consideration will fluctuate based on the number of shares outstanding and the market value of Charter's Class A common stock on the acquisition date, among other factors. In certain circumstances a termination fee may be payable by Charter upon termination of the TWC Transaction as more fully described in the Merger Agreement.

Bright House Transaction

On March 31, 2015, we entered into a definitive Contribution Agreement (the “Contribution Agreement”), which was amended on May 23, 2015 in connection with the execution of the Merger Agreement, with Advance/Newhouse Partnership (“A/N”), A/NPC Holdings LLC, New Charter and Charter Communications Holdings, LLC (“Charter Holdings”),our wholly owned subsidiary, pursuant to which Charter would become the owner of the membership interests in Bright House Networks, LLC (“Bright House”) and any other assets (other than certain excluded assets and liabilities and non-operating cash) primarily related to Bright House (the “Bright House Transaction”). At closing, Charter Holdings will pay to A/N approximately $2 billion in cash and issue to A/N convertible preferred units of Charter Holdings with a face amount of $2.5 billion which will pay a 6% coupon, and approximately 34.3 million common units of Charter Holdings that are exchangeable into New Charter common stock on a one-for-one basis with a current value of approximately $7 billion.

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

Regulatory Approval Process

On April 25, 2016, the Federal Communications Commission (the "FCC") Chairman announced that he had circulated a proposed order to approve the TWC Transaction and Bright House Transaction among the FCC Commissioners for consideration and vote. Also on April 25, 2016, the Antitrust Division of the U.S. Department of Justice (the “DOJ”) filed a proposed Final Judgment in the U.S. District Court for the District of Columbia under which the TWC Transaction and the Bright House Transaction may proceed. We have obtained all franchise and state regulatory approvals for the TWC Transaction and the Bright House Transaction except for approval from the California Public Utility Commission (the “California PUC”). The Administrative Law Judge for the California PUC proceeding entered a proposed order for approval of the TWC Transaction and the Bright House Transaction on April 12, 2016. The California PUC is scheduled to act on such proposed order at its May 12, 2016 meeting. There are no assurances as to the timing of the decision of the California PUC, that the California PUC will make a final determination of approval, or that the California PUC will not impose conditions in addition to those proposed by the Administrative Law Judge.

Transaction-Related Commitments

In connection with the regulatory approval process, we have made certain commitments described in our Annual Report on Form 10-K for the year ended December 31, 2015. As our applications before the FCC and the California PUC remain pending, we may enter into additional commitments in connection with the TWC Transaction and the Bright House Transaction.

When the FCC Chairman announced circulation of the proposed approval order, the FCC indicated that the proposed order contained certain conditions including build out of an additional two million locations with access to a high-speed connection. At least one million of those connections will be in competition with another high-speed broadband provider in the market served. The FCC Chairman also indicated that Charter will not be permitted to charge usage-based prices or impose data caps and will be prohibited from charging interconnection fees for seven years. Although a proposed order is circulating among the Commissioners of the FCC, we cannot provide any assurances as to the timing of any ultimate approval, the conditions ultimately required to obtain approval from the FCC or whether we will ultimately obtain the approval from the FCC.

Under the terms of the proposed settlement with the DOJ, Charter will be prohibited from entering into or enforcing any agreement with a programmer that forbids, limits or creates incentives to limit the programmer’s provision of content to one or more on-line video distributors ("OVDs"). The settlement further provides that Charter will not be able to avail itself of other distributors’ most favored nation ("MFN") provisions if they are inconsistent with this prohibition. The settlement also prohibits Charter from retaliating against programmers for licensing to OVDs.

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

Total revenue growth was 7% for the three months ended March 31, 2016 compared to the corresponding period in 2015 due to growth in our video, Internet and commercial businesses. For the three months ended March 31, 2016 and 2015, Adjusted EBITDA was $883 million and $800 million, respectively.  Adjusted EBITDA is defined as net loss plus net interest expense, income tax expense, depreciation and amortization, stock compensation expense, loss on derivative instruments, net, other expense, net and other operating expenses, such as merger and acquisition costs, special charges and (gain) loss on sale or retirement of assets. See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Adjusted EBITDA increased 10% for the three months ended March 31, 2016 compared to the corresponding period in 2015 as a result of an increase in residential and commercial revenues offset by increases in programming costs, marketing costs and other operating costs. For the three months ended March 31, 2016 and 2015, our income from operations was $302 million and $249 million, respectively. In addition to the factors discussed above, income from operations for the three months ended March 31, 2016 was affected by increases in depreciation and amortization and stock compensation expense.

We incurred the following transition costs in connection with the TWC Transaction and Bright House Transaction.

	Three Months Ended March 31,
	2016	2015

Operating expenses	$21	$21
Other operating expenses	$14	$13
Interest expense	$257	$86
Capital expenditures	$53	$14

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

The following table summarizes our customer statistics for video, Internet and voice as of March 31, 2016 and 2015 (in thousands except per customer data and footnotes).

	Approximate as of
	March 31,
	2016 (a)	2015 (a)

Customer Relationships (b)
Residential	6,388	6,070
Small and Medium Business	405	342
Total Customer Relationships	6,793	6,412

Residential Primary Service Units ("PSU")
Video	4,332	4,311
Internet	5,368	4,910
Voice	2,633	2,481
	12,333	11,702

Monthly Residential Revenue per Residential Customer (c)	$111.04	$109.53

Small and Medium Business PSUs
Video	113	96
Internet	359	300
Voice	231	185
	703	581

Monthly Small and Medium Business Revenue per Customer (d)	$169.74	$179.74

Enterprise PSUs (e)	31	26

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of March 31, 2016 and 2015, customers include approximately 27,900 and 27,700 customers, respectively, whose accounts were over 60 days, approximately 1,100 and 900 customers, respectively, whose accounts were over 90 days, and approximately 900 and 700 customers, respectively, whose accounts were over 120 days.

(b)
Customer relationships include the number of customers that receive one or more levels of service, encompassing video, Internet and voice services, without regard to which service(s) such customers receive. Customers who reside in residential multiple dwelling units ("MDUs") and that are billed under bulk contracts are counted based on the number of billed units within each bulk MDU. Small and medium business customers are counted based on the number of customer locations. Total customer relationships excludes enterprise customer relationships.

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

(e)	Enterprise PSUs represents the aggregate number of Charter's fiber service offerings counting each separate service offering at each customer location as an individual PSU.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Annual Report on Form 10-K.

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended March 31,
	2016		2015

Revenues	$2,530	100%	$2,362	100%

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	1,671	66%	1,581	67%
Depreciation and amortization	539	21%	514	22%
Other operating expenses, net	18	1%	18	1%
	2,228	88%	2,113	89%
Income from operations	302	12%	249	11%

Other Expenses:
Interest expense, net	(454)		(289)
Loss on derivative instruments, net	(5)		(6)
Other expense, net	(3)		—
	(462)		(295)

Loss before income taxes	(160)		(46)

Income tax expense	(28)		(35)

Net loss	$(188)		$(81)

LOSS PER COMMON SHARE, BASIC AND DILUTED:	$(1.68)		$(0.73)

Weighted average common shares outstanding, basic and diluted	112,311,539		111,655,617

Revenues. Total revenue grew $168 million or 7% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Revenue growth primarily reflects increases in the number of residential Internet and triple play customers and in commercial business customers, growth in expanded basic and digital penetration, promotional and annual rate increases, and higher advanced services penetration.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended March 31,
	2016		2015		2016 over 2015
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change
Video	$1,170	46%	$1,129	48%	$41	4%
Internet	804	32%	717	30%	87	12%
Voice	135	5%	134	6%	1	1%
Residential revenue	2,109	83%	1,980	84%	129	7%

Small and medium business	202	8%	182	8%	20	11%
Enterprise	99	4%	87	4%	12	13%
Commercial revenue	301	12%	269	11%	32	12%

Advertising sales	72	3%	66	3%	6	9%
Other	48	2%	47	2%	1	3%

	$2,530	100%	$2,362	100%	$168	7%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue. Residential video customers increased by 21,000 from March 31, 2015 to March 31, 2016.

The increase in video revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2016 compared to three months ended March 31, 2015 Increase / (Decrease)

Incremental video services, price adjustments and bundle revenue allocation	$46
Increase in average basic video customers	2
Decrease in video on demand and pay-per-view	(7)

$41

Residential Internet customers grew by 458,000 customers from March 31, 2015 to March 31, 2016. The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2016 compared to three months ended March 31, 2015 Increase / (Decrease)

Increase in average residential Internet customers	$68
Service level changes, price adjustments and bundle revenue allocation	19

$87

Residential voice customers grew by 152,000 customers from March 31, 2015 to March 31, 2016. The increase in voice revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2016 compared to three months ended March 31, 2015 Increase / (Decrease)

Increase in average residential voice customers	$8
Price adjustments and bundle revenue allocation	(7)

$1

Small and medium business PSUs increased 122,000 from March 31, 2015 to March 31, 2016. The increase in small and medium business commercial revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2016 compared to three months ended March 31, 2015 Increase / (Decrease)

Increase in small and medium business customers	$33
Price adjustments	(13)

$20

Enterprise PSUs increased 5,000 from March 31, 2015 to March 31, 2016. The increase in enterprise commercial revenues is primarily due to growth in customers.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues increased $6 million during the three months ended March 31, 2016 compared to the corresponding period in 2015 primarily due to an increase in political advertising of $5 million.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues increased $1 million during the three months ended March 31, 2016 compared to the corresponding period in 2015.

Operating costs and expenses. The increases in our operating costs and expenses, exclusive of items shown separately in the condensed consolidated statements of operations, are attributable to the following (dollars in millions):

Three months ended March 31, 2016 compared to three months ended March 31, 2015 Increase / (Decrease)

Programming	$37
Franchises, regulatory and connectivity	5
Costs to service customers	(2)
Marketing	11
Other	39

$90

Programming costs were approximately $703 million and $666 million, representing 42% of total operating costs and expenses for both the three months ended March 31, 2016 and 2015, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, video on demand, and pay-per-view programming. The increase in programming costs is primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents, the introduction of new networks to Charter’s video offering and higher customers, partially offset by a favorable settlement with a programmer in the first quarter of 2016.  Absent the favorable settlement with a programmer and video growth, programming expenses would have increased by 6% as compared to the same quarter last year. We expect programming expenses to continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new sports services. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

The increase in marketing costs for the three months ended March 31, 2016 compared to the corresponding prior period is primarily due to heavier sales activity.

The increase in other expense is attributable to the following (dollars in millions):

Three months ended March 31, 2016 compared to three months ended March 31, 2015 Increase / (Decrease)

Corporate costs	$21
Stock compensation expense	5
Advertising sales expense	4
Property tax and insurance	4
Enterprise	4
Other	1

$39

The increase in corporate costs relates primarily to increases in the number of employees, resulting in part from the insourcing of information technology and engineering platforms, as well as additional bonus expense attributable to a Compensation Committee decision to treat certain 2015 expenditures as transaction-related for bonus payout purposes in 2016. Absent the increase in the 2015 bonus attainment, other expense would have increased by 15% as compared to the same quarter last year. Stock compensation expense increased primarily due to increases in headcount and the value of equity issued.

Depreciation and amortization. Depreciation and amortization expense increased by $25 million during the three months ended March 31, 2016 compared to the corresponding period in 2015 primarily representing depreciation on more recent capital expenditures, offset by certain assets becoming fully depreciated.

Other operating expenses, net. The changes in other operating expenses, net are attributable to the following (dollars in millions):

Three months ended March 31, 2016 compared to three months ended March 31, 2015 Increase / (Decrease)

Merger and acquisitions costs	$1
Special charges, net	2
Loss on sale of assets, net	(3)

$—

For more information, see Note 10 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. Net interest expense increased by $165 million for the three months ended March 31, 2016 compared to the corresponding period in 2015 primarily as a result of an increase of approximately $171 million of interest expense associated with the debt held in escrow to fund the TWC Transaction and Bright House Transaction offset by a decrease in interest rates.

Loss on derivative instruments, net. Interest rate derivative instruments are held to manage our interest costs and reduce our exposure to increases in floating interest rates. We recorded losses of $5 million and $6 million during the three months ended March 31, 2016 and 2015, respectively, which represents the amortization of accumulated other comprehensive loss for interest rate derivative instruments no longer designated as hedges for accounting purposes and their change in fair value. For more information, see Note 7 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Other expense, net. Other expense, net of $3 million for the three months ended March 31, 2016 primarily represents equity losses on our equity investments. For more information, see Note 12 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense. We recognized income tax expense of $28 million and $35 million for the three months ended March 31, 2016 and 2015, respectively. Income tax expense was recognized primarily through increases in deferred tax liabilities related to Charter’s franchises which are characterized as indefinite lived for book financial reporting purposes, as well as to a lesser extent, through current federal and state income tax expense. Current federal and state income tax expense included $1 million for the three months ended March 31, 2015.  The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results. For more information, see Note 11 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

In contemplation of the TWC Transaction, Charter has performed a preliminary analysis of the valuation allowance recorded on Charter’s preexisting deferred tax assets considering the interaction of the tax positions of the acquiring and acquired entities in the TWC Transaction. Based on this analysis, certain of the deferred tax liabilities that are anticipated to be recognized in connection with the close of the TWC Transaction are expected to reverse and provide a source of future taxable income, resulting in a reduction of substantially all of Charter’s preexisting valuation allowance associated with its deferred tax assets of approximately $3 billion. Such release of Charter’s valuation allowance would be recognized directly to income tax benefit on the consolidated statements of operations. This preliminary analysis is subject to the finalization of the acquisition and the full assessment of the facts and circumstances surrounding the possible sources of future taxable income, after the close of the TWC Transaction.

Net loss. Net loss increased from $81 million for the three months ended March 31, 2015 to $188 million for the three months ended March 31, 2016 primarily as a result of the factors described above.

Loss per common share. During the three months ended March 31, 2016 compared to the corresponding period in 2015, net loss per common share increased by $0.95 primarily as a result of the factors described above.

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

Adjusted EBITDA is defined as net loss plus net interest expense, income tax expense, depreciation and amortization, stock compensation expense, loss on derivative instruments, net, other expense, net and other operating expenses, such as merger and acquisition costs, special charges and (gain) loss on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. These costs are evaluated through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

Management and Charter's board of directors use Adjusted EBITDA and free cash flow to assess Charter's performance and its ability to service its debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United States Securities and Exchange Commission, the "SEC"). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which fees were in the amount of $102 million and $76 million for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,
	2016	2015

Net loss	$(188)	$(81)
Plus: Interest expense, net	454	289
Income tax expense	28	35
Depreciation and amortization	539	514
Stock compensation expense	24	19
Loss on derivative instruments, net	5	6
Other, net	21	18

Adjusted EBITDA	$883	$800

Net cash flows from operating activities	$424	$528
Less: Purchases of property, plant and equipment	(429)	(351)
Change in accrued expenses related to capital expenditures	(56)	(76)

Free cash flow	$(61)	$101

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

In April 2016, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.5 billion aggregate principal amount of 5.50% senior notes due 2026 (the "2026 Notes") at a price of 100.075% of the aggregate principal amount. The net proceeds, along with the net proceeds from the February 2016 issuance of CCO Holdings' 5.875% senior notes due 2024, will be used to (i) redeem CCO Holdings’ 7.000% senior notes due 2019 and 7.375% senior notes due 2020 and pay related fees and expenses and (ii) to repurchase or redeem all or a portion of CCO Holdings' 6.500% senior notes due 2021 and (iii) for general corporate purposes. Any redemption or repurchase of the 6.500% senior notes due 2021 will not take place until after Charter determines the amount, if any, of the incremental cash proceeds to TWC stockholders if they were to elect $115 per share in cash rather than $100 per share.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt, including $21.8 billion which proceeds are currently held in escrow pending consummation of the TWC Transaction. The principal amount of our debt as of March 31, 2016 was $37.3 billion, consisting of $7.1 billion of credit facility debt and $30.3 billion of senior notes. Our business requires significant cash to fund principal and interest payments on our debt.  As of March 31, 2016 and assuming the TWC Transaction closes in the second quarter of 2016, $105 million of our long-term debt matures in 2016, $140 million in 2017, $571 million in 2018, $665 million in 2019, $4.2 billion in 2020 and $31.6 billion thereafter. As of December 31, 2015, as shown in our annual report on Form 10-K, we had other contractual obligations, including interest on our debt, totaling $22.9 billion.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Negative free cash flow was $61 million for the three months ended March 31, 2016 and free cash flow was $101 million for the three months ended March 31, 2015. As of March 31, 2016, the amount available under our credit facilities was approximately $1.2 billion and cash on hand was approximately $1.3 billion. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of or reduce the principal on our obligations including the redemption of notes as described above. The timing and terms of any refinancing transactions will be subject to market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Communications Operating, LLC's ("Charter Operating") revolving credit facility as well as access to the capital markets to fund our projected operating cash needs.

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

Free Cash Flow

Free cash flow decreased $162 million from $101 million for the three months ended March 31, 2015 to negative free cash flow of $61 million for the three months ended March 31, 2016. The decrease was due to the following.

Three months ended March 31, 2016 compared to three months ended March 31, 2015 Increase / (Decrease)

Increase in cash paid for interest	$(193)
Increase in capital expenditures	(78)
Increase in Adjusted EBITDA	83
Changes in working capital, excluding change in accrued interest	29
Other, net	(3)

$(162)

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of March 31, 2016, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on March 31, 2016 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $1.3 billion and $5 million in cash and cash equivalents as of March 31, 2016 and December 31, 2015, respectively. We also held $22.3 billion in restricted cash and cash equivalents as of March 31, 2016 and December 31, 2015 representing proceeds of debt raised to fund the cash portion of the TWC Transaction which are held in escrow pending consummation of the TWC Transaction.

Operating Activities. Net cash provided by operating activities decreased $104 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2016, primarily due to an increase in cash paid for interest of $193 million offset by an increase in Adjusted EBITDA of $83 million.

Investing Activities. Net cash used in investing activities was $536 million and $441 million for the three months ended March 31, 2016 and 2015, respectively. The increase in cash used is primarily due to an increase in capital expenditures.

Financing Activities. Net cash provided by financing activities was $1.4 billion for the three months ended March 31, 2016 and net cash used in financing activities was $70 million for the three months ended March 31, 2015. The increase in cash provided was primarily the result of the issuance of the CCO Holdings' 5.875% senior notes due 2024 in February 2016. See "Recent Events."

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $429 million and $351 million for the three months ended March 31, 2016 and 2015, respectively.  The increase was driven by higher product development investments, incremental transition capital expenditures incurred in connection with the TWC Transaction and Bright House Transaction and the timing of support capital investments versus the prior year. See the table below for more details.

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

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures decreased by $56 million and $76 million for the three months ended March 31, 2016 and 2015, respectively.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three months ended March 31, 2016 and 2015. The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended March 31,
	2016	2015

Customer premise equipment (a)	$137	$150
Scalable infrastructure (b)	110	75
Line extensions (c)	47	39
Upgrade/rebuild (d)	41	23
Support capital (e)	94	64

Total capital expenditures (f)	$429	$351

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

(f)	Total capital expenditures for the three months ended March 31, 2016 and 2015 include the following (dollars in millions):

	Three Months Ended March 31,
	2016	2015

Commercial services	$64	$51
Transition	$53	$14

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

As of March 31, 2016 and December 31, 2015, the principal amount of our debt was approximately $37.3 billion and $35.9 billion, respectively. As of March 31, 2016 and December 31, 2015, this included $21.8 billion of debt which proceeds are currently held in escrow pending consummation of the TWC Transaction. As of March 31, 2016 and December 31, 2015, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 3.4% and 3.3%, respectively, and the weighted average interest rate on the senior notes was approximately 5.6% and 5.5%, respectively, resulting in a blended weighted average interest rate of 5.1% for both time periods. The interest rate on approximately 84% and 83% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements as of March 31, 2016 and December 31, 2015, respectively.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of March 31, 2016 (dollars in millions), assuming the TWC Transaction closes in the second quarter of 2016.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$—	$—	$—	$600	$2,750	$26,900	$30,250	$31,678
Average Interest Rate	—%	—%	—%	7.00%	4.61%	5.61%	5.55%

Variable Rate	$105	$140	$571	$65	$1,452	$4,730	$7,063	$7,037
Average Interest Rate	2.96%	3.16%	3.20%	3.66%	3.82%	4.10%	3.93%

Interest Rate Instruments:
Variable to Fixed Rate	$250	$850	$—	$—	$—	$—	$1,100	$16
Average Pay Rate	3.89%	3.84%	—%	—%	—%	—%	3.86%
Average Receive Rate	3.05%	3.25%	—%	—%	—%	—%	3.20%

As of March 31, 2016, we had $1.1 billion in notional amounts of interest rate derivative instruments outstanding. The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The estimated fair value of the interest rate derivative instruments is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at March 31, 2016 including applicable bank spread.

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

There was no change in our internal control over financial reporting during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings.

Our Annual Report on Form 10-K for the year ended December 31, 2015 includes "Legal Proceedings" under Item 3 of Part I. There have been no material changes from the legal proceedings described in our Form 10-K.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2015 includes “Risk Factors” under Item 1A of Part I. There have been no material changes from the risk factors described in our Form 10-K.

Item 2.     Unregistered Sales of Equity Proceeds and Use of Proceeds.

(C) Purchases of Equity Securities by the Issuer

The following table presents Charter's purchases of equity securities completed during the first quarter of 2016 representing shares withheld from employees primarily for the payment of taxes upon the vesting of equity awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2016	—	$—	N/A	N/A
February 1 - 29, 2016	112,259	$163.53	N/A	N/A
March 1 - 31, 2016	1,050	$190.33	N/A	N/A

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President - Finance, Controller and
Date: April 28, 2016		Chief Accounting Officer

S- 1

Exhibit Index

Exhibit	Description

10.1
Amendment to the Employment Agreement, dated as of February 11, 2016, by and between Charter Communications, Inc. and Thomas Rutledge (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on February 12, 2016 (File No. 001-33664)).

10.2
Sixth Supplemental Indenture, dated as of February 19, 2016, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by Charter Communications, Inc. on February 22, 2016 (File No. 001-33664)).

10.3
Exchange and Registration Rights Agreement, dated February 19, 2016, relating to the 5.875% Senior Notes due 2024, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on February 22, 2016 (File No. 001-33664)).

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
101**
The following financial statements from Charter Communications, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed with the Securities and Exchange Commission on April 28, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

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