Form 10-Q
period 2016-06-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2016-08-09
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From             to
Commission File Number: 001-33664
Charter Communications, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1496755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 Atlantic Street Stamford, Connecticut 06901	(203) 905-7801
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

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

Number of shares of Class A common stock outstanding as of June 30, 2016: 270,927,828

Number of shares of Class B common stock outstanding as of June 30, 2016: 1

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2016

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2016. The United States Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, "Charter," "we," "us" and "our" refer to Charter Communications, Inc. and its subsidiaries.

i

Explanatory Note
On May 18, 2016, Charter Communications, Inc. (formerly known as CCH I, LLC, the “Company” or “Charter”) completed its previously reported merger transactions among the Company, Time Warner Cable Inc. ("Legacy TWC"), Charter Communications, Inc. (“Legacy Charter”), and certain other subsidiaries of Charter (the “TWC Transaction”). Also on May 18, 2016, the Company completed its previously reported acquisition of Bright House Networks, LLC (“Legacy Bright House”) from Advance/Newhouse Partnership (the "Bright House Transaction," and, together with the TWC Transaction, the “Transactions”). As a result of the Transactions, the Company became the new public parent company that holds the combined operations of Legacy Charter, Legacy TWC and Legacy Bright House and was renamed Charter Communications, Inc. The financial statements presented in this quarterly report reflect the operations of Legacy Charter through May 17, 2016 and the Company on and after May 18, 2016. See Part I, Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 2, “Mergers and Acquisitions - Selected Pro Forma Financial Information” for certain financial information presented as if the Transactions had closed on January 1, 2015. Also see Exhibit 99.1 in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016 for pro forma financial information for each quarter of 2015 and the first and second quarter of 2016.Throughout this report references to the “Company” or to “Charter” refer to the combined company following the completion of the Transactions.

As a result of the Transactions and by operation of Rule 12g-3(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Charter is the successor issuer to Legacy Charter and succeeds to the attributes of Legacy Charter as the registrant. Charter's Class A common stock is deemed to be registered under Section 12(b) of the Exchange Act, and Charter is subject to the Exchange Act to the same extent as Legacy Charter.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations as reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” under Part II, Item 1A. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” “aim,” “on track,” “target,” “opportunity,” “tentative,” “positioning,” “designed,” “create,” “predict,” “project,” “seek,” “would,” “could,” “continue,” “ongoing,” “upside,” “increases” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report, in our annual report on Form 10-K, and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

Risks Related to the recently completed Transactions:

•	our ability to achieve the synergies and value creation contemplated by the Transactions;

•	our ability to promptly, efficiently and effectively integrate acquired operations;

•	managing a significantly larger company than before the completion of the Transactions;

•	diversion of management time on issues related to the integration of the Transactions;

•
changes in Legacy Charter, Legacy TWC or Legacy Bright House operations' businesses, future cash requirements, capital requirements, results of operations, revenues, financial condition and/or cash flows;

•	disruption in our business relationships as a result of the Transactions;

•	the increase in indebtedness as a result of the Transactions, which will increase interest expense and may decrease our operating flexibility;

•	operating costs and business disruption that may be greater than expected;

•	the ability to retain and hire key personnel and maintain relationships with providers or other business partners; and

•	costs, disruptions and possible limitations on operating flexibility related to, and our ability to comply with, regulatory conditions applicable to us as a result of the Transactions.

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

•
the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband and telephone providers, digital subscriber line (“DSL”) providers, fiber to the home providers, video provided over the Internet by (i) market participants that have not historically competed in the multichannel video business, (ii) traditional multichannel video distributors, and (iii) content providers that have historically licensed cable networks to multichannel video distributors, and providers of advertising over the Internet;

•	general business conditions, economic uncertainty or downturn, unemployment levels and the level of activity in the housing sector;

•	our ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);

•
our ability to develop and deploy new products and technologies including our cloud-based user interface, Spectrum Guide®, and downloadable security for set-top boxes, and any other cloud-based consumer services and service platforms;

•	the effects of governmental regulation on our business or potential business combination transactions;

•	any events that disrupt our networks, information systems or properties and impair our operating activities or our reputation;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$555	$5
Accounts receivable, less allowance for doubtful accounts of
$83 and $21, respectively	1,340	279
Prepaid expenses and other current assets	430	61
Total current assets	2,325	345

RESTRICTED CASH AND CASH EQUIVALENTS	—	22,264

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $7,899 and $6,518, respectively	33,358	8,345
Franchises	66,245	6,006
Customer relationships, net	16,154	856
Goodwill	29,692	1,168
Total investment in cable properties, net	145,449	16,375

OTHER NONCURRENT ASSETS	1,421	332

Total assets	$149,195	$39,316

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,736	$1,972
Current portion of long-term debt	2,071	—
Total current liabilities	8,807	1,972

LONG-TERM DEBT	60,132	35,723
DEFERRED INCOME TAXES	26,339	1,590
OTHER LONG-TERM LIABILITIES	2,885	77

SHAREHOLDERS' EQUITY (DEFICIT):
Class A common stock; $.001 par value; 900 million shares authorized;
271,399,692 and 112,438,828 shares issued, respectively	—	—
Class B common stock; $.001 par value; 25 million shares authorized;
1 and no shares issued and outstanding, respectively	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no shares issued and outstanding	—	—
Additional paid-in capital	39,530	2,028
Retained earnings (accumulated deficit)	818	(2,061)
Treasury stock at cost; 471,864 and no shares, respectively	(99)	—
Accumulated other comprehensive loss	(9)	(13)
Total Charter shareholders’ equity (deficit)	40,240	(46)
Noncontrolling interests	10,792	—
Total shareholders' equity (deficit)	51,032	(46)

Total liabilities and shareholders' equity (deficit)	$149,195	$39,316

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

REVENUES	$6,161	$2,430	$8,691	$4,792

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	4,004	1,601	5,675	3,182
Depreciation and amortization	1,436	528	1,975	1,042
Other operating expenses, net	31	32	49	50
	5,471	2,161	7,699	4,274

Income from operations	690	269	992	518

OTHER EXPENSES:
Interest expense, net	(593)	(229)	(1,047)	(518)
Loss on extinguishment of debt	(110)	(128)	(110)	(128)
Gain (loss) on financial instruments, net	(50)	1	(55)	(5)
Other expense, net	(2)	—	(5)	—
	(755)	(356)	(1,217)	(651)

Loss before income taxes	(65)	(87)	(225)	(133)
Income tax benefit (expense)	3,179	(35)	3,151	(70)
Consolidated net income (loss)	3,114	(122)	2,926	(203)
Less: Net income attributable to noncontrolling interests	(47)	—	(47)	—

Net income (loss) attributable to Charter shareholders	$3,067	$(122)	$2,879	$(203)

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$16.73	$(1.21)	$20.21	$(2.01)
Diluted	$15.17	$(1.21)	$19.00	$(2.01)

Weighted average common shares outstanding, basic	183,362,776	101,074,644	142,457,435	101,017,146
Weighted average common shares outstanding, diluted	205,214,266	101,074,644	153,959,234	101,017,146

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Consolidated net income (loss)	$3,114	$(122)	$2,926	$(203)
Net impact of interest rate derivative instruments, net of tax	2	2	4	5

Comprehensive income (loss) attributable to Charter shareholders	$3,116	$(120)	$2,930	$(198)

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
(dollars in millions)
Unaudited

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Charter Shareholders' Equity (Deficit)	Non-controlling Interests	Total Shareholders' Equity (Deficit)

BALANCE, December 31, 2014	$—	$—	$1,930	$(1,762)	$—	$(22)	$146	$—	$146
Net loss	—	—	—	(203)	—	—	(203)	—	(203)
Net impact of interest rate derivative instruments, net of tax	—	—	—	—	—	5	5	—	5
Stock compensation expense, net	—	—	38	—	—	—	38	—	38
Exercise of stock options	—	—	6	—	—	—	6	—	6
Purchase of treasury stock	—	—	—	—	(23)	—	(23)	—	(23)
BALANCE, June 30, 2015	$—	$—	$1,974	$(1,965)	$(23)	$(17)	$(31)	$—	$(31)

BALANCE, December 31, 2015	$—	$—	$2,028	$(2,061)	$—	$(13)	$(46)	$—	$(46)
Net income	—	—	—	2,879	—	—	2,879	47	2,926
Net impact of interest rate derivative instruments, net of tax	—	—	—	—	—	4	4	—	4
Stock compensation expense, net	—	—	87	—	—	—	87	—	87
Accelerated vesting of equity awards	—	—	145	—	—	—	145	—	145
Settlement of restricted stock units	—	—	(59)	—	—	—	(59)	—	(59)
Exercise of stock options	—	—	24	—	—	—	24	—	24
Purchase of treasury stock	—	—	—	—	(99)	—	(99)	—	(99)
Issuance of shares for cash	—	—	5,000	—	—	—	5,000	—	5,000
Converted TWC Awards in the TWC Transaction	—	—	514	—	—	—	514	—	514
Issuance of shares in TWC Transaction	—	—	32,164	—	—	—	32,164	—	32,164
Issuance of subsidiary equity in Bright House Transaction	—	—	—	—	—	—	—	10,134	10,134
Partnership formation and change in ownership, net of tax	—	—	(373)	—	—	—	(373)	605	232
Payment of preferred dividend to noncontrolling interest	—	—	—	—	—	—	—	(18)	(18)
Noncontrolling interests assumed in acquisitions	—	—	—	—	—	—	—	24	24
BALANCE, June 30, 2016	$—	$—	$39,530	$818	$(99)	$(9)	$40,240	$10,792	$51,032

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$2,926	$(203)
Adjustments to reconcile consolidated net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,975	1,042
Stock compensation expense	87	38
Accelerated vesting of equity awards	145	—
Noncash interest (income) expense, net	(41)	15
Pension curtailment gain and remeasurement loss, net	(518)	—
Loss on extinguishment of debt	110	128
Loss on financial instruments, net	55	5
Deferred income taxes	(3,164)	66
Other, net	(2)	6
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(100)	(37)
Prepaid expenses and other assets	11	(20)
Accounts payable, accrued liabilities and other	530	19
Net cash flows from operating activities	2,014	1,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,689)	(783)
Change in accrued expenses related to capital expenditures	138	(17)
Purchases of cable systems, net of cash acquired	(28,810)	—
Change in restricted cash and cash equivalents	22,264	7,111
Other, net	(6)	(69)
Net cash flows from investing activities	(8,103)	6,242

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	5,997	3,313
Repayments of long-term debt	(4,070)	(10,545)
Payments for debt issuance costs	(283)	(25)
Issuance of equity	5,000	—
Purchase of treasury stock	(99)	(23)
Proceeds from exercise of stock options	24	6
Payment of preferred dividend to noncontrolling interest	(18)	—
Proceeds from termination of interest rate derivatives	88	—
Net cash flows from financing activities	6,639	(7,274)

NET INCREASE IN CASH AND CASH EQUIVALENTS	550	27
CASH AND CASH EQUIVALENTS, beginning of period	5	3
CASH AND CASH EQUIVALENTS, end of period	$555	$30

CASH PAID FOR INTEREST	$1,014	$545

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

1.    Organization and Basis of Presentation

Organization

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter,” or the “Company”) is the second largest cable operator in the United States and a leading broadband communications company providing video, Internet and voice services to residential and business customers. The Company also sells video and online advertising inventory to local, regional and national advertising customers, and networking and transport services (including cell tower backhaul services) and enterprise-class, cloud-enabled hosting, managed applications to business customers and owns and operates regional sports networks and local sports, news and lifestyle channels. The Company's residential services also include security and home management services.

Charter is a holding company whose principal asset is a controlling equity interest in Charter Communications Holdings, LLC (“Charter Holdings”), an indirect owner of Charter Communications Operating, LLC ("Charter Operating") under which all of the operations reside. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Company’s operations are managed and reported to its Chief Executive Officer ("CEO"), the Company's chief operating decision maker, on a consolidated basis. The CEO assesses performance and allocates resources based on the consolidated results of operations. Under this organizational and reporting structure, the Company has one reportable segment, cable services.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures typically included in Charter's Annual Report on Form 10-K have been condensed or omitted for this quarterly report. The accompanying consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; purchase accounting valuations of assets and liabilities including, but not limited to, property, plant and equipment, intangibles and goodwill; pension benefits; income taxes; contingencies and programming expense. Actual results could differ from those estimates.

2.     Mergers and Acquisitions

TWC Transaction

On May 18, 2016, the transactions contemplated by the Agreement and Plan of Mergers dated as of May 23, 2015 (the “Merger Agreement”), by and among Time Warner Cable Inc. ("Legacy TWC"), Charter Communications, Inc. prior to the closing of the Merger Agreement ("Legacy Charter"), CCH I, LLC, previously a wholly owned subsidiary of Legacy Charter ("New Charter") and certain other subsidiaries of New Charter were completed (the “TWC Transaction,” and together with the Bright House Transaction described below, the "Transactions"). As a result of the TWC Transaction, New Charter became the new public parent company that holds the operations of the combined companies and was renamed Charter Communications, Inc.

Pursuant to the terms of the Merger Agreement, upon consummation of the TWC Transaction, each outstanding share of Legacy TWC common stock (other than Legacy TWC common stock held by Liberty Broadband Corporation ("Liberty Broadband") and Liberty Interactive Corporation ("Liberty Interactive" and, collectively, the "Liberty Parties")), was converted into the right to receive, at the option of each such holder of Legacy TWC common stock, either (a) $100 in cash and Charter Class A common stock equivalent to 0.5409 shares of Legacy Charter Class A common stock (the "Option A Consideration") or (b) $115 in cash and Charter Class A common stock equivalent to 0.4562 shares of Legacy Charter common stock (the "Option B Consideration"). The actual number of shares of Charter Class A common stock that Legacy TWC stockholders received, excluding the Liberty

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Parties, was calculated by multiplying the exchange ratios of 0.5409 or 0.4562 specified above by 0.9042 (the "Parent Merger Exchange Ratio"), which was also the exchange ratio that was used to determine the number of shares of Charter Class A common stock that Legacy Charter stockholders received per share of Legacy Charter Class A common stock. Such exchange ratio did not impact the aggregate value represented by the shares of Charter Class A common stock issued in the TWC Transaction; however, it did impact the actual number of shares issued in the TWC Transaction.

Out of approximately 277 million shares of TWC common stock outstanding at the closing of the TWC Transaction, excluding TWC common stock held by the Liberty Parties, approximately 274 million shares were converted into the right to receive the Option A Consideration and approximately 3 million shares were converted into the right to receive the Option B Consideration. The Liberty Parties received approximately one share of Charter Class A common stock for each share of Legacy TWC common stock they owned (equivalent to 1.106 shares of Legacy Charter Class A common stock multiplied by the Parent Merger Exchange Ratio).

As of the date of acquisition, the total value of the TWC Transaction was approximately $85 billion, including cash, equity and Legacy TWC assumed debt. The purchase price also includes an estimated pre-combination vesting period fair value of $514 million for Legacy TWC equity awards converted into Charter awards upon closing of the TWC Transaction ("Converted TWC Awards") and $69 million of cash paid to former Legacy TWC employees and non-employee directors who held equity awards, whether vested or not vested.

Bright House Transaction

Also, on May 18, 2016, Legacy Charter and Advance/Newhouse Partnership (“A/N”), the former parent of Bright House Networks, LLC (“Bright House”), completed their previously announced transaction, pursuant to a definitive Contribution Agreement (the “Contribution Agreement”), under which Charter acquired Bright House (the “Bright House Transaction”). Pursuant to the Bright House Transaction, Charter became the owner of the membership interests in Bright House and the other assets primarily related to Bright House (other than certain excluded assets and liabilities and non-operating cash). As of the date of acquisition, the purchase price totaled approximately $12.2 billion consisting of (a) $2.0 billion in cash, (b) 25 million convertible preferred units of Charter Holdings with a face amount of $2.5 billion that pay a 6% annual preferential dividend, (c) approximately 31.0 million common units of Charter Holdings that are exchangeable into Charter Class A common stock on a one-for-one basis and (d) one share of Charter Class B common stock. See Note 9 for conversion features of the Charter Holdings preferred units and common units and Note 8 for the terms of the Charter Class B common stock.

Liberty Transaction and Debt Financing for the Transactions

In connection with the TWC Transaction, Legacy Charter and Liberty Broadband completed their previously announced transactions pursuant to their investment agreement, in which Liberty Broadband purchased for cash approximately 22.0 million shares of Charter Class A common stock valued at $4.3 billion at the closing of the TWC Transaction to partially finance the cash portion of the TWC Transaction consideration, and in connection with the Bright House Transaction, Liberty Broadband purchased approximately 3.7 million shares of Charter Class A common stock valued at $700 million at the closing of the Bright House Transaction (the "Liberty Transaction").

Charter partially financed the cash portion of the purchase price of the Transactions with additional indebtedness and cash on hand.  In 2015, the Company issued $15.5 billion aggregate principal amount of CCO Safari II, LLC ("CCO Safari II") senior secured notes, $3.8 billion aggregate principal amount of CCO Safari III, LLC ("CCO Safari III") senior secured bank loans and $2.5 billion aggregate principal amount of CCOH Safari, LLC ("CCOH Safari") senior unsecured notes.  The net proceeds were initially deposited into escrow accounts. Upon closing of the TWC Transaction, the proceeds were released from escrow and the CCOH Safari notes became obligations of CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp. ("CCO Holdings Capital"), and the CCO Safari II notes and CCO Safari III credit facilities became obligations of Charter Operating and Charter Communications Operating Capital Corp. CCOH Safari merged into CCO Holdings and CCO Safari II and CCO Safari III merged into Charter Operating. In connection with the closing of the Bright House Transaction, Charter Operating closed on a $2.6 billion aggregate principal amount term loan A facility ("Term Loan A"). See Note 7.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Acquisition Accounting

The acquisition of Legacy TWC and Legacy Bright House enables Charter to apply its operating strategy to a larger set of assets, accelerate product development and innovation through greater scale as well as more effectively compete in medium and large commercial markets. The operating results of Legacy TWC and Legacy Bright House have been included in the Company's consolidated statements of operations for the period from the date of acquisition through June 30, 2016. For the three and six months ended June 30, 2016, revenues and net income included in the Company's consolidated statements of operations were $3.1 billion and $236 million, respectively, for Legacy TWC and $501 million and $41 million, respectively, for Legacy Bright House. Net income includes non-operating expenses such as interest expense and income taxes based on what is included in the respective legal entities and does not include allocations of additional corporate level non-operating expenses.

The Company applied acquisition accounting to the Transactions. The total purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The fair values were primarily based on third-party valuations using assumptions developed by management and other information compiled by management including, but not limited to, future expected cash flows. The excess of the purchase price over those fair values was recorded as goodwill. Goodwill recognized in the Transactions is representative of resources that do not meet the definition of an identifiable intangible asset and include buy-side synergies, economies of scale of the combined operations, increased market share, assembled workforces and improved credit rating.

The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. The fair values were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement, other than long-term debt assumed in the TWC Transaction which represents a Level 1 measurement. See Note 11.

Property, plant and equipment was valued utilizing the cost approach. The cost approach considers the amount required to replace an asset by constructing or purchasing a new asset with similar utility, then adjusts the value in consideration of all forms of depreciation as of the appraisal date as described below:

•	Physical depreciation - the loss in value or usefulness attributable solely to use of the asset and physical causes such as wear and tear and exposure to the elements.

•
Functional obsolescence - the loss in value due to factors inherent in the asset itself and due to changes in technology, design or process resulting in inadequacy, overcapacity, lack of functional utility or excess operating costs.

•	Economic obsolescence - the loss in value due to unfavorable external conditions such as economics of the industry or geographic area, or change in ordinances.

The cost approach relies on assumptions regarding current material and labor costs required to rebuild and repurchase significant components of property, plant and equipment along with assumptions regarding the age and estimated useful lives of property, plant and equipment.

Franchise rights and customer relationships were valued using an income approach model based on the present value of the estimated discrete future cash flows attributable to each of the intangible assets identified. See Note 6 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for more information on the income approach model. The weighted average life of customer relationships acquired in the TWC Transaction and Bright House Transaction was 11 years and 10 years, respectively.

The fair value of equity investments was based on either applying implied multiples to estimated cash flows or utilizing a discounted cash flow model. The implied multiples were estimated based on precedent transactions and comparable companies. The discounted cash flow model required estimating the present value of future cash flows of the investee.

Legacy TWC long-term debt assumed was adjusted to fair value based on quoted market prices. At the acquisition date, the quoted market values of all but two of Legacy TWC's bonds were higher than the principal amount of the related debt instrument, which resulted in the recognition of a net debt premium of approximately $2.4 billion. The quoted market value of a debt instrument is higher than the principal amount of the debt when the market interest rates are lower than the stated interest rate of the debt. This debt premium is amortized as a reduction to interest expense over the remaining life of the applicable debt.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Generally, no fair value adjustments were reflected in current assets and current liabilities as carrying value is estimated to approximate fair value because of the short-term nature of the items.  However, fair value adjustments were reflected in other noncurrent assets and other long-term liabilities relating to contract-based assets and liabilities, capital lease obligations, deferred liabilities and pension liabilities.  Out-of-market contract-based assets and liabilities relating to non-cancelable executory contracts and operating leases were recognized based on discounted cash flow models to the extent the terms of the non-cancelable contracts are favorable or unfavorable compared with the relative market terms of the same or similar contract at the acquisition date.  The out-of-market element will be amortized as if the contract were consummated at market terms on the acquisition date.  Capital lease obligations were measured at fair value based on the present value of amounts to be paid under the lease agreement using a market participant discount rate.  Deferred liabilities were not recorded in acquisition accounting to the extent there was no associated payment obligation or substantive performance obligation.  The pension liabilities assumed in the TWC Transaction are measured at fair value based on an actuarially determined projected benefit obligation, less the fair value of pension investments, as of the acquisition date. See Note 19 for fair value assumptions considered in acquisition accounting for the pension liabilities.

An adjustment was recorded for the deferred tax impact of acquisition accounting adjustments primarily related to property, plant and equipment, franchises, customer relationships and assumed Legacy TWC long-term debt. The incremental deferred tax liabilities were calculated primarily based on the tax effect of the step-up in book basis of net assets of Legacy TWC excluding the amount attributable to nondeductible goodwill.

The Charter Class A common stock issued to Legacy TWC stockholders and Charter Holdings common units issued to A/N were valued based on the opening share price of Charter Class A common stock on the acquisition date. The convertible preferred units of Charter Holdings issued to A/N were valued at approximately $3.2 billion based on a binomial lattice model for convertible bonds that models the future changes in the common equity value of the Company. The valuation relies on management's assumptions including risk-free interest rate, volatility and discount yield. The pre-combination vesting period fair value of the Converted TWC Awards was based on the portion of the requisite service period completed at the acquisition date by Legacy TWC employee award holders applied to the total fair value of the Converted TWC Awards. See Note 18 for fair value assumptions considered in acquisition accounting for the Converted TWC Awards.

The allocation of the purchase price is preliminary based on initial valuations and is subject to change based on finalization and review of such valuations. During the measurement period, the Company will continue to obtain information to assist in finalizing the fair value of net assets acquired, which may differ materially from the preliminary estimates. The Company will apply any measurement period adjustments, including any related impacts to net income (loss), in the reporting period in which the adjustments are determined. The tables below present the calculation of the purchase price and the preliminary allocation of the purchase price to the assets acquired and liabilities assumed in the Transactions.

TWC Purchase Price

Shares of Charter Class A common stock issued (including the Liberty Parties) (in millions)	143.0
Charter Class A common stock closing price per share	$224.91
Fair value of Charter Class A common stock issued	$32,164

Cash paid to Legacy TWC stockholders (excluding the Liberty Parties)	$27,770
Pre-combination vesting period fair value of Converted TWC Awards	514
Cash paid for Legacy TWC non-employee equity awards	69
Total purchase price	$60,517

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

TWC Preliminary Allocation of Purchase Price

Cash and cash equivalents	$1,058
Current assets	1,309
Property, plant and equipment	21,576
Franchises	53,395
Customer relationships	13,700
Goodwill	28,368
Other noncurrent assets	1,061
Accounts payable and accrued liabilities	(3,727)
Debt	(24,900)
Deferred income taxes	(28,152)
Other long-term liabilities	(3,167)
Noncontrolling interests	(4)
$60,517

Bright House Purchase Price

Charter Holdings common units issued to A/N (in millions)	31.0
Charter Class A common stock closing price per share	$224.91
Fair value of Charter Holdings common units issued to A/N	$6,971

Fair value of Charter Holdings convertible preferred units issued to A/N	3,163
Cash paid to A/N	2,022
Total purchase price	$12,156

Bright House Preliminary Allocation of Purchase Price

Current assets	$132
Property, plant and equipment	3,266
Franchises	6,844
Customer relationships	2,040
Goodwill	152
Other noncurrent assets	86
Accounts payable and accrued liabilities	(330)
Other long-term liabilities	(12)
Noncontrolling interests	(22)
$12,156

Selected Pro Forma Financial Information

The following unaudited pro forma financial information of the Company is based on the historical consolidated financial statements of Legacy Charter, Legacy TWC and Legacy Bright House and is intended to provide information about how the acquisition of Legacy TWC and Legacy Bright House and related financing may have affected the Company's historical consolidated financial statements if they had closed as of January 1, 2015. The pro forma financial information below is based on available information and assumptions that the Company believes are reasonable. The pro forma financial information is for illustrative and informational

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

purposes only and is not intended to represent or be indicative of what the Company's financial condition or results of operations would have been had the transactions described above occurred on the date indicated. The pro forma financial information also should not be considered representative of the Company's future financial condition or results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$9,988	$9,370	$19,751	$18,511
Net income	$280	$107	$525	$157
Earnings per common share:
Basic	$1.04	$0.40	$2.29	$0.58
Diluted	$0.99	$0.39	$2.26	$0.58

3.    Property, Plant and Equipment

Property, plant and equipment consists of the following as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015

Cable distribution systems	$22,675	$8,158
Customer premise equipment and installations	12,045	4,632
Vehicles and equipment	1,069	384
Buildings and improvements	2,662	570
Furniture, fixtures and equipment	2,806	1,119

	41,257	14,863
Less: accumulated depreciation	(7,899)	(6,518)

	$33,358	$8,345

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.

Depreciation expense for the three and six months ended June 30, 2016 was $1.0 billion and $1.5 billion, respectively, and was $459 million and $904 million for the three and six months ended June 30, 2015, respectively. Property, plant and equipment preliminarily increased by $24.8 billion as a result of the Transactions. See Note 2.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

4.    Franchises, Goodwill and Other Intangible Assets

Indefinite-lived and finite-lived intangible assets consist of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises	$66,245	$—	$66,245	$6,006	$—	$6,006
Goodwill	29,692	—	29,692	1,168	—	1,168
Trademarks	159	—	159	159	—	159
Other intangible assets	4	—	4	4	—	4
	$96,100	$—	$96,100	$7,337	$—	$7,337

Finite-lived intangible assets:
Customer relationships	$18,356	$2,202	$16,154	$2,616	$1,760	$856
Other intangible assets	618	93	525	173	82	91
	$18,974	$2,295	$16,679	$2,789	$1,842	$947

Amortization expense related to customer relationships and other intangible assets for the three and six months ended June 30, 2016 was $403 million and $464 million, respectively, and was $69 million and $138 million for the three and six months ended June 30, 2015, respectively. Franchises, goodwill and customer relationships preliminarily increased by $60.2 billion, $28.5 billion and $15.7 billion, respectively, as a result of the Transactions. See Note 2.

The Company expects amortization expense on its finite-lived intangible assets will be as follows:

Six months ended December 31, 2016	$1,484
2017	2,770
2018	2,485
2019	2,198
2020	1,904
Thereafter	5,838

$16,679

Actual amortization expense in future periods will differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

5.    Investments

On May 1, 2015, the Company acquired a 35% equity interest in ActiveVideo Networks ("AVN") for $55 million in cash, representing the initial investment, a capital call and associated transaction fees.  AVN is the developer of CloudTV, a cloud-based software platform enabling service providers, content aggregators, and consumer electronic manufacturers to deploy new services by virtualizing consumer premise equipment functions in the cloud. AVN’s software platform is one of the key technologies enabling the development and deployment of the Company’s cloud-based user interface, Spectrum Guide®.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

In connection with the Transactions, the Company acquired approximately $508 million of Legacy TWC and Legacy Bright House equity-method and cost-method investments, which were adjusted to fair value as a result of applying acquisition accounting. The equity-method investments include investments in Sterling Entertainment Enterprises, LLC ("Sterling" - d/b/a SportsNet New York - 26.8% owned), MLB Network, LLC ("MLB Network" - 6.4% owned), iN Demand L.L.C. ("iN Demand" - 34.0% owned) and National Cable Communications LLC ("NCC" - 20.0% owned), among other less significant equity-method and cost-method investments acquired. Sterling and MLB Network are primarily engaged in the development of sports programming services. iNDemand provides programming on a video on demand, pay-per-view and subscription basis. NCC represents multi-video program distributors to advertisers.

The Company applies the equity method of accounting to these and other less significant equity-method investments, all of which are recorded in other noncurrent assets in the consolidated balance sheets as of June 30, 2016 and December 31, 2015. For the three and six months ended June 30, 2016, the Company recorded net losses from equity-method investments of $2 million and $5 million, respectively, in other expense, net in the consolidated statements of operations and for the three and six months ended June 30, 2015, losses from equity-method investments were insignificant.

6.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Accounts payable – trade	$448	$134
Accrued capital expenditures	647	296
Deferred revenue	391	96
Accrued liabilities:
Interest	960	445
Programming costs	1,745	451
Franchise-related fees	246	65
Compensation	985	186
Other	1,314	299

	$6,736	$1,972

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

7.    Long-Term Debt

Long-term debt consists of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCOH Safari, LLC
5.750% senior notes due February 15, 2026	$—	$—	$2,500	$2,499
CCO Safari II, LLC
3.579% senior notes due July 23, 2020	—	—	2,000	1,999
4.464% senior notes due July 23, 2022	—	—	3,000	2,998
4.908% senior notes due July 23, 2025	—	—	4,500	4,497
6.384% senior notes due October 23, 2035	—	—	2,000	1,999
6.484% senior notes due October 23, 2045	—	—	3,500	3,498
6.834% senior notes due October 23, 2055	—	—	500	500
CCO Safari III, LLC
Credit facilities	—	—	3,800	3,788
CCO Holdings, LLC:
7.000% senior notes due January 15, 2019	—	—	600	594
7.375% senior notes due June 1, 2020	—	—	750	744
5.250% senior notes due March 15, 2021	500	496	500	496
6.500% senior notes due April 30, 2021	—	—	1,500	1,487
6.625% senior notes due January 31, 2022	750	741	750	740
5.250% senior notes due September 30, 2022	1,250	1,231	1,250	1,229
5.125% senior notes due February 15, 2023	1,000	991	1,000	990
5.125% senior notes due May 1, 2023	1,150	1,141	1,150	1,140
5.750% senior notes due September 1, 2023	500	495	500	495
5.750% senior notes due January 15, 2024	1,000	991	1,000	990
5.875% senior notes due April 1, 2024	1,700	1,684	—	—
5.375% senior notes due May 1, 2025	750	744	750	744
5.750% senior notes due February 15, 2026	2,500	2,458	—	—
5.500% senior notes due May 1, 2026	1,500	1,486	—	—
5.875% senior notes due May 1, 2027	800	794	800	794
Charter Communications Operating, LLC:
3.579% senior notes due July 23, 2020	2,000	1,981	—	—
4.464% senior notes due July 23, 2022	3,000	2,971	—	—
4.908% senior notes due July 23, 2025	4,500	4,456	—	—
6.384% senior notes due October 23, 2035	2,000	1,980	—	—
6.484% senior notes due October 23, 2045	3,500	3,466	—	—
6.834% senior notes due October 23, 2055	500	495	—	—
Credit facilities	9,014	8,907	3,552	3,502
Time Warner Cable, LLC:
5.850% senior notes due May 1, 2017	2,000	2,071	—	—
6.750% senior notes due July 1, 2018	2,000	2,179	—	—
8.750% senior notes due February 14, 2019	1,250	1,449	—	—
8.250% senior notes due April 1, 2019	2,000	2,321	—	—

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

5.000% senior notes due February 1, 2020	1,500	1,633	—	—
4.125% senior notes due February 15, 2021	700	744	—	—
4.000% senior notes due September 1, 2021	1,000	1,062	—	—
5.750% sterling senior notes due June 2, 2031 (a)	833	904	—	—
6.550% senior debentures due May 1, 2037	1,500	1,694	—	—
7.300% senior debentures due July 1, 2038	1,500	1,798	—	—
6.750% senior debentures due June 15, 2039	1,500	1,732	—	—
5.875% senior debentures due November 15, 2040	1,200	1,259	—	—
5.500% senior debentures due September 1, 2041	1,250	1,258	—	—
5.250% sterling senior notes due July 15, 2042 (b)	867	835	—	—
4.500% senior debentures due September 15, 2042	1,250	1,134	—	—
Time Warner Cable Enterprises LLC:
8.375% senior debentures due March 15, 2023	1,000	1,292	—	—
8.375% senior debentures due July 15, 2033	1,000	1,330	—	—
Total debt	60,264	62,203	35,902	35,723
Less current portion:
5.850% senior notes due May 1, 2017	2,000	2,071	—	—
Long-term debt	$58,264	$60,132	$35,902	$35,723

(a)	Principal amount includes £625 million valued at $833 million as of June 30, 2016 using the exchange rate at that date.

(b)	Principal amount includes £650 million valued at $867 million as of June 30, 2016 using the exchange rate at that date.

The accreted values presented in the table above represent the principal amount of the debt less the original issue discount at the time of sale, deferred financing costs, and, (i) in regards to the Legacy TWC debt assumed, a fair value premium adjustment as a result of applying acquisition accounting plus the accretion of those amounts to the balance sheet date and (ii) in regards to the fixed-rate British pound sterling denominated notes (the "Sterling Notes"), a remeasurement of the principal amount of the debt and any premium or discount into US dollars as of the balance sheet date. See Note 10. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under the Charter Operating credit facilities of approximately $2.8 billion as of June 30, 2016.

CCO Holdings

In February 2016, CCO Holdings and CCO Holdings Capital jointly issued $1.7 billion aggregate principal amount of 5.875% senior notes due 2024 (the "2024 Notes") and, in April 2016, they issued $1.5 billion aggregate principal amount of 5.500% senior notes due 2026 (the "2026 Notes") at a price of 100.075% of the aggregate principal amount. The net proceeds from both issuances were used to repurchase all of CCO Holdings’ 7.000% senior notes due 2019, 7.375% senior notes due 2020 and 6.500% senior notes due 2021 and to pay related fees and expenses and for general corporate purposes. These debt repurchases resulted in a loss on extinguishment of debt of $110 million for the three and six months ended June 30, 2016.

The 2024 Notes and 2026 Notes are senior debt obligations of CCO Holdings and CCO Holdings Capital and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital. They are structurally subordinated to all obligations of subsidiaries of CCO Holdings.

CCO Holdings may redeem some or all of the 2024 Notes and 2026 Notes at any time with a make-whole premium. Beginning in 2019 for the 2024 notes and 2021 for the 2026 notes, the optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, if any.

In addition, at any time prior to April 1, 2019 in regards to the 2024 Notes and May 1, 2019 in regards to the 2026 Notes, CCO Holdings may redeem up to 40% of the aggregate principal amount of the 2024 Notes and 2026 Notes at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met. In the event of specified change of control events, CCO Holdings must offer to purchase

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

the outstanding CCO Holdings notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

In April 2015, CCO Holdings and CCO Holdings Capital closed on transactions in which they issued $1.15 billion aggregate principal amount of 5.125% senior unsecured notes due 2023 (the "2023 Notes"), $750 million aggregate principal amount of 5.375% senior unsecured notes due 2025 (the "2025 Notes") and $800 million aggregate principal amount of 5.875% senior unsecured notes due 2027 (the "2027 Notes" and collectively, the “Notes”). The net proceeds from the issuance of the 2023 Notes and 2025 Notes were used to finance tender offers and a subsequent call in which $1.0 billion aggregate principal amount of CCO Holdings' outstanding 7.250% senior notes due 2017 and $700 million aggregate principal amount of CCO Holdings' outstanding 8.125% senior notes due 2020 were repurchased, as well as for general corporate purposes. The net proceeds from the issuance of the 2027 Notes were used to call $800 million of the $1.4 billion aggregate principal amount of CCO Holdings' outstanding 7.000% senior notes due 2019. These debt repurchases resulted in a loss on extinguishment of debt of $123 million for the three and six months ended June 30, 2015.

The Company also recorded a loss on extinguishment of debt of approximately $5 million for the three and six months ended June 30, 2015 as a result of the repayment of debt upon termination of the proposed transactions with Comcast Corporation ("Comcast").

Charter Operating

In connection with the closing of the TWC Transaction, Charter Operating replaced its existing revolving credit facility with a new $3.0 billion senior secured revolving credit facility under Charter Operating’s Amended and Restated Credit Agreement dated May 18, 2016 (the “Credit Agreement”). As of June 30, 2016, $224 million of the revolving credit facility was utilized to collateralize a like principal amount of letters of credit out of $329 million of letters of credit issued on the Company's behalf. In connection with the closing of the Bright House Transaction, Charter Operating closed on a $2.6 billion aggregate principal amount Term Loan A pursuant to the terms of the Credit Agreement of which $2.0 billion was used to fund the cash portion of the Bright House Transaction and of which $638 million was used to prepay and terminate Charter Operating's existing Term A-1 Loans. Interest on Term Loan A was set at LIBOR plus 2%. As of June 30, 2016, the aggregate principal amount of Charter Operating’s credit facilities was $9.0 billion, which includes $3.8 billion aggregate principal amount of CCO Safari III credit facilities that became obligations of Charter Operating upon the closing of the TWC Transaction.

The Credit Agreement and the Charter Operating senior notes are guaranteed by CCO Holdings, TWC, LLC (as defined below), TWCE (as defined below) and substantially all of the operating subsidiaries of Charter Operating (collectively, the “Subsidiary Guarantors”). Term Loan A and borrowings under the incremental revolving credit facility are secured by a perfected first priority security interest in substantially all of the assets of Charter Operating and the Subsidiary Guarantors, subject to certain customary exceptions and the liens rank equally with the liens on the collateral securing obligations under the Charter Operating notes and credit facilities and the Time Warner Cable, LLC (the successor to Legacy TWC outstanding debt obligations, "TWC, LLC") senior notes and debentures and the Time Warner Cable Enterprises LLC ("TWCE") senior debentures assumed in the TWC Transaction.

Assumed Legacy TWC Indebtedness

Charter assumed approximately $22.4 billion in aggregate principal amount of TWC, LLC senior notes and debentures and TWCE senior debentures with varying maturities. The Company applied acquisition accounting to Legacy TWC, and as a result, the debt assumed was adjusted to fair value using quoted market values as of the closing date. This fair value adjustment resulted in recognition of a net debt premium of approximately $2.4 billion.

TWC, LLC Senior Notes and Debentures

The TWC, LLC senior notes and debentures are guaranteed by CCO Holdings, Charter Operating, TWCE and the Subsidiary Guarantors and rank equally with the liens on the collateral securing obligations under the Charter Operating notes and credit facilities. Interest on each series of TWC, LLC senior notes and debentures is payable semi-annually (with the exception of the Sterling Notes, which is payable annually) in arrears.

The TWC, LLC indenture contains customary covenants relating to restrictions on the ability of TWC, LLC or any material subsidiary to create liens and on the ability of TWC, LLC and TWCE to consolidate, merge or convey or transfer substantially all of their assets. The TWC, LLC indenture also contains customary events of default.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The TWC, LLC senior notes and debentures may be redeemed in whole or in part at any time at TWC, LLC's option at a redemption price equal to the greater of (i) all of the applicable principal amount being redeemed and (ii) the sum of the present values of the remaining scheduled payments on the applicable TWC, LLC senior notes and debentures discounted to the redemption date on a semi-annual basis (with the exception of the Sterling Notes, which are on an annual basis), at a comparable government bond rate plus a designated number of basis points as further described in the indenture and the applicable note or debenture, plus, in each case, accrued but unpaid interest to, but not including, the redemption date.

The Company may offer to redeem all, but not less than all, of the Sterling Notes in the event of certain changes in the tax laws of the U.S. (or any taxing authority in the U.S.). This redemption would be at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest on the Sterling Notes to, but not including, the redemption date.

TWCE Senior Debentures

The TWCE senior debentures are guaranteed by CCO Holdings, Charter Operating, TWC, LLC and the Subsidiary Guarantors and rank equally with the liens on the collateral securing obligations under the Charter Operating notes and credit facilities. Interest on each series of TWCE senior debentures is payable semi-annually in arrears. The TWCE senior debentures are not redeemable before maturity.

The TWCE indenture contains customary covenants relating to restrictions on the ability of TWCE or any material subsidiary to create liens and on the ability of TWC, LLC and TWCE to consolidate, merge or convey or transfer substantially all of their assets. The TWCE indenture also contains customary events of default.

Liquidity and Future Principal Payments

The Company continues to have significant amounts of debt, and its business requires significant cash to fund principal and interest payments on its debt, capital expenditures and ongoing operations. As set forth below, the Company has significant future principal payments. The Company continues to monitor the capital markets, and it expects to undertake refinancing transactions and utilize free cash flow and cash on hand to further extend or reduce the maturities of its principal obligations. The timing and terms of any refinancing transactions will be subject to market conditions.

Based on outstanding indebtedness as of June 30, 2016, the amortization of term loans, and the maturity dates for all senior and subordinated notes and debentures, total future principal payments on the total borrowings under all debt agreements as of June 30, 2016, are as follows:

Year	Amount

Six months ended December 31, 2016	$98
2017	2,197
2018	2,197
2019	3,546
2020	5,216
Thereafter	47,010

$60,264

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

8.    Common Stock

The following table summarizes shares outstanding for the six months ended June 30, 2016 and June 30, 2015:

	Class A Common Stock	Class B Common Stock

BALANCE, December 31, 2014	111,999,687	—
Exercise of stock options	94,384	—
Restricted stock issuances, net of cancellations	6,920	—
Restricted stock units vesting	36,702	—
Treasury stock	(115,110)	—

BALANCE, June 30, 2015	112,022,583	—

BALANCE, December 31, 2015	112,438,828	—
Reorganization of common stock	(10,771,962)	—
Issuance of shares in TWC Transaction	143,012,155	—
Issuance of shares to Liberty Broadband for cash	25,631,339	—
Issuance of share to A/N in Bright House Transaction	—	1
Exercise of stock options	337,485	—
Restricted stock issuances, net of cancellations	9,961	—
Restricted stock units vesting	741,886	—
Treasury stock	(471,864)	—

BALANCE, June 30, 2016	270,927,828	1

The shares outstanding balance shown above as of December 31, 2015 represents historical shares outstanding of Legacy Charter before applying the Parent Merger Exchange Ratio. The 10.8 million shares associated with the reorganization of Charter Class A common stock represents the reduction to Legacy Charter Class A common shares outstanding as of the acquisition date as a result of applying the Parent Merger Exchange Ratio. See Note 2.

Charter Class B common stock represents the share issued to A/N in connection with the Bright House Transaction. One share of Charter’s Class B common stock has a number of votes reflecting the voting power of the Charter Holdings common units and Charter Holdings convertible preferred units held by A/N as of the applicable record date on an if-converted, if-exchanged basis, and is generally intended to reflect A/N’s economic interests in Charter Holdings.

During the three and six months ended June 30, 2016, the Company withheld 367,725 and 453,071 shares, respectively, of its Class A common stock in payment of $83 million and $99 million, respectively, of income tax withholding owed by employees upon vesting of restricted shares and restricted stock units. During the three and six months ended June 30, 2015, the Company withheld 34,795 and 104,120 shares, respectively, of its Class A common stock in payment of $7 million and $23 million, respectively, of income tax withholding owed by employees upon vesting of restricted shares and restricted stock units. During the three and six months ended June 30, 2016, the Company also withheld 1,688 and 18,793 shares, respectively, of its Class A common stock representing the exercise costs owed by employees upon exercise of stock options.

In December 2015, Charter's board of directors approved the retirement of the then currently held treasury stock and those shares were retired as of December 31, 2015. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders' equity (deficit).

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

9.    Noncontrolling Interests

Noncontrolling interests represents consolidated subsidiaries of which the Company owns less than 100%. The Company is a holding company whose principal asset is a controlling equity interest in Charter Holdings, the indirect owner of the Company's cable systems. Noncontrolling interests on the Company's balance sheet primarily includes A/N's equity interests in Charter Holdings, which is comprised of a common ownership interest and a convertible preferred ownership interest.

In connection with the closing of the Bright House Transaction, Charter Holdings issued approximately 31.0 million common units to A/N, which are exchangeable at any time into either Charter Class A common stock on a one-for-one basis, or, at Charter's option, cash, based on the then current market price of Charter Class A common stock. Net income (loss) of Charter Holdings attributable to A/N's common noncontrolling interest for financial reporting purposes is based on the effective common ownership interest of approximately 10% which was $29 million for the three and six months ended June 30, 2016. Charter Holdings also issued approximately 25 million convertible preferred units to A/N with a face amount of $2.5 billion that pay a 6% annual preferred dividend. The 6% annual preferred dividend is paid quarterly in cash, if and when declared, provided that, if dividends are suspended at any time, the dividends will accrue until they are paid. Net income (loss) of Charter Holdings attributable to the preferred noncontrolling interest for financial reporting purposes is based on the preferred dividend which was $18 million for the three and six months ended June 30, 2016. Each convertible preferred unit is convertible into either 0.37334 of a Charter Holdings common unit (if then held by A/N) or 0.37334 of a share of Charter Class A common stock (if then held by a third party), representing a conversion price of $267.85 per unit, based on a conversion feature as defined in the Limited Liability Company Agreement of Charter Holdings. After May 18, 2021, Charter may redeem the convertible preferred units if the price of Charter Class A common stock exceeds 130% of the conversion price. These Charter Holdings common and convertible preferred units held by A/N are recorded in noncontrolling interests as permanent equity on the consolidated balance sheet.

The common units and convertible preferred units issued to A/N as consideration for the Bright House Transaction were initially measured at their fair value of $7.0 billion and $3.2 billion, respectively, in accordance with acquisition accounting. However, upon formation of Charter Holdings, the carrying amounts of the controlling and noncontrolling interests were adjusted to reflect the relative effective common ownership interest in Charter Holdings. This resulted in an increase to noncontrolling interest of approximately $605 million and a corresponding decrease to additional paid-in capital of $605 million, net of $232 million of deferred income taxes, for the three and six months ended June 30, 2016.

10.     Accounting for Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage interest rate risk on variable debt and foreign exchange risk on the Sterling Notes, and does not hold or issue derivative instruments for speculative trading purposes.

Interest rate derivative instruments are used to manage interest costs and to reduce the Company’s exposure to increases in floating interest rates. The Company manages its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt. Using interest rate derivative instruments, the Company agrees to exchange, at specified intervals through 2017, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts. As of June 30, 2016 and December 31, 2015, the Company had $1.1 billion in notional amounts of interest rate derivative instruments outstanding. The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

Upon closing of the TWC Transaction, the Company acquired interest rate derivative instrument assets with a fair value of $85 million (excluding accrued interest), which were settled with their respective counterparties in the second quarter of 2016 with an $88 million cash payment to the Company of which $14 million was for interest accrued through the date of settlement. The settlement resulted in an $11 million loss for the three and six months ended June 30, 2016 which was recorded in gain (loss) on financial instruments, net in the consolidated statements of operations.

Upon closing of the TWC Transaction, the Company assumed cross-currency derivative instrument liabilities with a fair value of $69 million (excluding accrued interest). Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The Company is required to post collateral on the cross-currency derivative instruments when the derivative

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

contracts are in a liability position. In May 2016, the Company entered into a collateral holiday agreement for 80% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years.

The effect of derivative instruments on the consolidated balance sheets is presented in the table below:

	June 30, 2016	December 31, 2015

Interest Rate Derivatives
Accrued interest	$1	$3
Other long-term liabilities	$14	$10
Accumulated other comprehensive loss	$(9)	$(13)

Cross-Currency Derivatives
Other long-term liabilities	$254	$—

The Company's interest rate and cross-currency derivative instruments are not designated as hedges and are marked to fair value each period, with the impact recorded as a gain or loss on financial instruments, net in the consolidated statements of operations. While these derivative instruments are not designated as cash flow hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk.

The effect of financial instruments on the consolidated statements of operations is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Gain (loss) on financial instruments, net:
Change in fair value of interest rate derivative instruments	$1	$3	$(2)	$—
Change in fair value of cross-currency derivative instruments	(185)	—	(185)	—
Remeasurement of Sterling Notes to US dollars	147	—	147	—
Settlement of interest rate derivative instruments assumed in the TWC Transaction	(11)	—	(11)	—
Loss reclassified from accumulated other comprehensive loss due to discontinuance of hedge accounting	(2)	(2)	(4)	(5)
	$(50)	$1	$(55)	$(5)

11.    Fair Value Measurements

The accounting guidance establishes a three-level hierarchy for disclosure of fair value measurements, based on the transparency of inputs to the valuation of an asset or liability as of the measurement date, as follows:

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2016 and December 31, 2015 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The Company's restricted cash and cash equivalents as of December 31, 2015 were primarily invested in money market funds and 90 day or less commercial paper. The money market funds were valued at the closing price reported by the fund sponsor from an actively traded exchange and commercial paper was valued at cost plus the accretion of the discount on a yield to maturity basis, which approximated fair value. The money market funds and commercial paper potentially subjected the Company to concentration of credit risk. The amount invested within any one financial instrument did not exceed $1.5 billion during the year ended December 31, 2015. As of December 31, 2015, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

Interest rate derivative instruments are valued using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s and counterparties’ credit risk). The weighted average pay rate for the Company’s currently effective interest rate derivative instruments was 1.61% at June 30, 2016 and December 31, 2015 (exclusive of applicable spreads). The cross-currency derivative instruments are valued using a present value calculation based on expected forward interest and exchange rates (adjusted for Charter Operating's and counterparties' credit risk).

Financial instruments accounted for at fair value on a recurring basis are presented in the table below.

	June 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Money market funds	$—	$—	$—	$14,330	$—	$—
Commercial paper	$—	$—	$—	$—	$7,934	$—

Liabilities
Interest rate derivative instruments	$—	$15	$—	$—	$13	$—
Cross-currency derivative instruments	$—	$254	$—	$—	$—	$—

A summary of the carrying value and fair value of debt as of June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior notes and debentures	$53,296	$56,258	$28,433	$28,744
Credit facilities	$8,907	$8,978	$7,290	$7,274

The estimated fair value of the Company’s senior notes and debentures as of June 30, 2016 and December 31, 2015 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company's credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as equity-method investments, franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded during the three and six months ended June 30, 2016 and 2015. Upon closing of the Transactions, all of Legacy TWC and Legacy Bright House nonfinancial assets and liabilities were recorded at preliminary fair values. See Note 2.

12.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Programming	$1,541	$671	$2,244	$1,337
Regulatory, connectivity and produced content	316	109	428	216
Costs to service customers	1,079	424	1,500	847
Marketing	377	158	542	311
Transition costs	25	17	46	38
Other	666	222	915	433

	$4,004	$1,601	$5,675	$3,182

Programming costs consist primarily of costs paid to programmers for basic, premium, digital, video on demand, and pay-per-view programming. Regulatory, connectivity and produced content costs represent payments to franchise and regulatory authorities, costs directly related to providing video, Internet and voice services as well as payments for sports, local and news content produced by the Company. Costs to service customers include costs related to field operations, network operations and customer care for the Company's residential and small and medium business customers, including internal and third-party labor for installations, service and repairs, maintenance, billing and collection, occupancy and vehicle costs. Marketing costs represent the costs of marketing to current and potential commercial and residential customers including labor costs. Transition costs represent incremental costs incurred to integrate the TWC and Bright House operations and to increase the scale of the Company's business as a result of the Transactions. See Note 2. Other includes bad debt expense, corporate overhead, advertising sales expenses, indirect costs associated with the Company's enterprise business customers and regional sports and news networks, property tax expense and insurance expense and stock compensation expense, among others.

13.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Merger and restructuring costs	$556	$19	$570	$32
Other pension benefits	(520)	—	(520)	—
Special charges, net	2	10	6	12
(Gain) loss on sale of assets, net	(7)	3	(7)	6

	$31	$32	$49	$50

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Merger and restructuring costs

Merger and restructuring costs represent costs incurred in connection with merger and acquisition transactions and related restructuring, such as advisory, legal and accounting fees, employee retention costs, employee termination costs related to the Transactions and other exit costs. The Company expects to incur additional merger and restructuring costs in connection with the Transactions. Changes in accruals for merger and restructuring costs from December 31, 2015 through June 30, 2016 are presented below:

	Employee Retention Costs	Employee Termination Costs	Transaction and Advisory Costs	Other Costs	Total

Liability, December 31, 2015	$—	$—	$33	$—	$33
Liability assumed in the Transactions	80	9	3	—	92
Costs incurred	12	123	280	10	425
Cash paid	(1)	(12)	(310)	(10)	(333)

Remaining liability, June 30, 2016	$91	$120	$6	$—	$217

In addition to the costs incurred indicated above, the Company recorded $145 million of expense related to accelerated vesting of equity awards of terminated employees for each of the three and six months ended June 30, 2016.

Other pension benefits

Other pension benefits include the pension curtailment gain, remeasurement loss, net, expected return on plan assets and interest cost components of net periodic pension benefit. See Note 19.

Special charges, net

Special charges, net primarily includes employee termination costs not related to the Transactions and net amounts of litigation settlements.

(Gain) loss on sale of assets, net

(Gain) loss on sale of assets, net represents the net (gain) loss recognized on the sales and disposals of fixed assets and cable systems.

14.    Income Taxes

Substantially all of the Company's operations are held through Charter Holdings and its direct and indirect subsidiaries. Charter Holdings and the majority of its subsidiaries are generally limited liability companies that are not subject to income tax. However, certain of these limited liability companies are subject to state income tax. In addition, the subsidiaries that are corporations are subject to state income tax. Generally, the taxable income, gains, losses, deductions and credits of Charter Holdings are passed through to its members, Charter and A/N. Charter is responsible for its share of taxable income or loss of Charter Holdings allocated to it in accordance with the CCH Limited Liability Company Agreement (“LLC Agreement”) and partnership tax rules and regulations. Charter also records financial statement deferred tax assets and liabilities related to its investment, and its underlying net assets, in Charter Holdings.

For each of the three and six months ended June 30, 2016, the Company recorded $3.2 billion of income tax benefit. For the three and six months ended June 30, 2015 the Company recorded $35 million and $70 million of income tax expense, respectively. Income tax benefit for the three and six months ended June 30, 2016 was recognized primarily through the reversal of approximately $3.3 billion of valuation allowance (see further discussion below), net of tax effect of permanent differences for estimated

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

nondeductible transaction costs and noncontrolling interest expense, a decrease to the anticipated blended state rate applied to Legacy Charter deferred tax balances as a result of the Transactions, and prior to the closing of the Transactions, increases (decreases) in deferred tax liabilities related to Charter’s franchises which are characterized as indefinite-lived for book financial reporting purposes. Income tax expense for the three and six months ended June 30, 2015 was recognized primarily through increases (decreases) in deferred tax liabilities related to Charter’s franchises which are characterized as indefinite-lived for book financial reporting purposes. The tax provision in future periods will vary based on future operating results, as well as future book versus tax differences.

Charter Holdings, the indirect owner of the Company's cable systems, generally allocates its taxable income, gains, losses, deductions and credits proportionately according to the members' respective ownership interests, except for special allocations required under Section 704(c) of the Internal Revenue Code and the Treasury Regulations ("Section 704(c)").  Pursuant to Section 704(c) and the LLC Agreement, each item of income, gain, loss and deduction with respect to any property contributed to the capital of the partnership shall, solely for tax purposes, be allocated among the members so as to take into account any variation between the adjusted basis of such property to the partnership for U.S. federal income tax purposes and its initial gross asset value using the “traditional method” as described in the Treasury Regulations.

Under the LLC Agreement, A/N has rights to: (1) convert at any time some or all of its preferred units in Charter Holdings for common units in Charter Holdings, and (2) exchange at any time some or all of its common units in Charter Holdings for Charter’s Class A common stock or cash, at Charter's option. Pursuant to a tax receivable agreement between Charter and A/N, Charter must pay to A/N 50% of the tax benefit when realized by Charter from the step-up in tax basis resulting from any future exchange or sale of the preferred and common units. Charter has not recorded a liability for this obligation since the tax benefit is dependent on uncertain future events that are outside of Charter’s control, such as the timing of a conversion or exchange. A future exchange or sale is not based on a fixed and determinable date and the exchange or sale is not certain to occur. If and when an exchange or sale occurs in the future, the undiscounted value of the obligation is currently estimated to be in the range of zero to $3 billion depending on measurement of the tax step-up in the future and Charter’s ability to realize the tax benefit in the periods following the exchange or sale. Factors impacting these calculations include, but are not limited to, the fair value of the equity at the time of the exchange and the effective tax rates when the benefits are realized.

Upon closing of the TWC Transaction, Charter experienced a third “ownership change” as defined in Section 382 of the Internal Revenue Code; resulting in a third set of limitations on Charter’s use of its existing federal and state net operating losses, capital losses, and tax credit carryforwards. Both the first ownership change limitations that applied as a result of Legacy Charter's emergence from bankruptcy in 2009 and second ownership change limitations that applied as a result of Liberty Media Corporation’s purchase in 2013 of a 27% beneficial interest in Legacy Charter will also continue to apply. Since the limitation amounts accumulate for future use to the extent they are not utilized in any given year, Charter believes its loss carryforwards should become fully available to offset future taxable income. Charter’s state loss carryforwards are subject to similar, but varying, limitations on their future use. If Charter was to experience another “ownership change” in the future, its ability to use its loss carryforwards could be subject to further limitations.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management takes into account various factors, including the expected level of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences. Due to Legacy Charter's history of losses, Legacy Charter was historically unable to assume future taxable income in its analysis and accordingly valuation allowances were established against the deferred tax assets, net of deferred tax liabilities, from definite-lived assets for book accounting purposes. However, as a result of the TWC Transaction, deferred tax liabilities resulting from the book fair value adjustment increased significantly and future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized, is sufficient to conclude it is more likely than not that the Company will realize substantially all of its deferred tax assets. As a result, Charter has reversed approximately $3.3 billion of its valuation allowance and recognized a corresponding income tax benefit in the consolidated statements of operations for the three and six months ended June 30, 2016. Approximately $15 million of valuation allowance associated with state loss carryforwards and other miscellaneous deferred tax assets remains on the June 30, 2016 consolidated balance sheet.

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination. In connection with the TWC Transaction, the Company assumed $218 million of gross unrecognized tax benefits, including interest and penalties, which are recorded within

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

other long-term liabilities. The net amount of the unrecognized tax benefits that would impact the effective tax rate is $143 million. There were $2 million of additional increases to the Company’s unrecognized tax benefits during the quarter ended June 30, 2016. The Company does not currently anticipate that its reserve for uncertain tax positions will significantly increase or decrease during 2016; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision.

No tax years for Charter, Charter Holdings, or Charter Communications Holding Company, LLC for income tax purposes, are currently under examination by the IRS. Legacy Charter's tax years ending 2012 through the short period return dated May 17, 2016 remain subject to examination and assessment. Years prior to 2012 remain open solely for purposes of examination of Legacy Charter’s loss and credit carryforwards. The IRS is currently examining Legacy TWC’s income tax returns for 2011 and 2012. Legacy TWC's tax years ending 2013 through 2015 remain subject to examination and assessment. Prior to Legacy TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009 (the “Separation”), Legacy TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS is currently examining Time Warner’s 2008 through 2010 income tax returns. Time Warner's income tax returns for 2005 to 2007, which are periods prior to the separation, were settled with the exception of an immaterial item that has been referred to the IRS Appeals Division. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations in 2015, nor does the Company anticipate a material impact in the future.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

15.    Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the impact of potentially dilutive securities using the treasury stock and if-converted methods. Diluted earnings per common share is based on the weighted average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock, restricted stock units, performance stock options, performance restricted stock and Charter Holdings convertible preferred units and common units. Weighted average number of shares outstanding for all periods presented has been recast to reflect the application of the Parent Merger Exchange Ratio. Basic loss per common share equals diluted loss per common share for the three and six months ended June 30, 2015 because the Company incurred a net loss during those periods. The following is the computation of diluted earnings per common share for the three and six months ended June 30, 2016.

	Three Months Ended June 30,	Six Months Ended June 30,
	2016
Numerator:
Net income attributable to Charter shareholders	$3,067	$2,879
Effect of dilutive securities:
Charter Holdings common units	29	29
Charter Holdings convertible preferred units	18	18

Net income attributable to Charter shareholders after assumed conversions	$3,114	$2,926

Denominator:
Weighted average common shares outstanding, basic	183,362,776	142,457,435
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans	2,351,592	1,751,850
Weighted average Charter Holdings common units	14,986,997	7,493,498
Weighted average Charter Holdings convertible preferred units	4,512,901	2,256,451

Weighted average common shares outstanding, diluted	205,214,266	153,959,234

Basic earnings per common share attributable to Charter shareholders	$16.73	$20.21
Diluted earnings per common share attributable to Charter shareholders	$15.17	$19.00

16.     Related Party Transactions

On May 23, 2015, in connection with the execution of the Merger Agreement and the amendment of the Contribution Agreement, Charter entered into the Amended and Restated Stockholders Agreement with Liberty Broadband, A/N and Legacy Charter (the “Stockholders Agreement”). As of the closing of the Merger Agreement and the Contribution Agreement on May 18, 2016, the Stockholders Agreement replaced Legacy Charter’s existing stockholders agreement with Liberty Broadband, dated September 29, 2014, and superseded the amended and restated stockholders agreement among Legacy Charter, Charter, Liberty Broadband and A/N, dated March 31, 2015.

Under the terms of the Stockholders Agreement, the number of Charter's directors is fixed at 13, and includes its chief executive officer. Upon the closing of the Bright House Transaction, two designees selected by A/N became members of the board of directors of the Company and three designees selected by Liberty Broadband continued as members of the board of directors of the Company. The remaining eight directors are not affiliated with either A/N or Liberty Broadband. Each of A/N and Liberty Broadband is entitled to nominate at least one director to each of the committees of the Company’s board of directors, subject to applicable stock exchange listing rules and certain specified voting or equity ownership thresholds for each of A/N and Liberty Broadband, and

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

provided that the Nominating and Corporate Governance Committee and the Compensation and Benefit Committee each have at least a majority of directors independent from A/N, Liberty Broadband and the Company (referred to as the “unaffiliated directors”). Each of the Nominating and Corporate Governance Committee and the Compensation and Benefits Committee is currently comprised of three unaffiliated directors, including one designee of each of A/N and Liberty Broadband. A/N and Liberty Broadband also have certain other committee designation and other governance rights. Upon the closing of the Bright House Transaction, Mr. Thomas Rutledge, the Company's Chief Executive Officer ("CEO"), became the chairman of the board of the Company.

The Company is aware that Dr. John Malone may be deemed to have a 36.3% voting interest in Liberty Interactive and is Chairman of the board of directors, an executive officer position, of Liberty Interactive. Liberty Interactive owns 38.3% of the common stock of HSN, Inc. (“HSN”) and has the right to elect 20% of the board members of HSN. Liberty Interactive wholly owns QVC, Inc. (“QVC”). The Company has programming relationships with HSN and QVC which pre-date the transaction with Liberty Media. For the three and six months ended June 30, 2016, the Company recorded payments in aggregate of approximately $11 million and $15 million, respectively, and for the three and six months ended June 30, 2015, the Company recorded payments in aggregate of approximately $5 million and $8 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company's footprint.

Dr. Malone and Mr. Steven Miron, each a member of Charter’s board of directors, also serve on the board of directors of Discovery Communications, Inc., (“Discovery”) and the Company is aware that Dr. Malone owns 4.9% in the aggregate of the common stock of Discovery and has a 28.6% voting interest in Discovery for the election of directors. The Company is aware that Advance/Newhouse Programming Partnership ("A/N PP"), an affiliate of A/N and in which Mr. Miron is the CEO, owns 100% of the Series A preferred stock of Discovery and 100% of the Series C preferred stock of Discovery, representing approximately 34.0% of the outstanding equity of Discovery's stock, on an as-converted basis. A/N PP has the right to appoint three directors out of a total of ten directors to Discovery's board to be elected by the holders of Discovery’s Series A preferred stock. In addition, Dr. Malone owns approximately 6.4% in the aggregate of the common stock of Starz and has 48.1% of the voting power, pursuant to certain irrevocable proxies granted by Lions Gate Entertainment Corp. and his ownership of common stock. Mr. Gregory Maffei, a member of Charter's board of directors, is a non-executive Chairman of the board of Starz. The Company purchases programming from both Discovery and Starz pursuant to agreements entered into prior to Dr. Malone, Mr. Maffei and Mr. Miron joining Charter's board of directors. Based on publicly available information, the Company does not believe that either Discovery or Starz would currently be considered related parties. The amounts paid in aggregate to Discovery and Starz represent less than 3% of total operating costs and expenses for the three and six months ended June 30, 2016 and 2015.

The Company has agreements with certain equity-method investees (see Note 5) pursuant to which the Company has made or received related party transaction payments. The Company recorded payments to equity-method investees totaling $37 million and $41 million during the three and six months ended June 30, 2016, respectively, and $1 million during the three and six months ended June 30, 2015. The Company recorded advertising revenues from transactions with equity-method investees totaling $1 million during the three and six months ended June 30, 2016. The Company has loans outstanding to investees of $5 million as of June 30, 2016.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

17.     Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of June 30, 2016 for its contractual obligations.

	Capital and Operating Lease Obligations (1)	Programming Minimum Commitments (2)	Other (3)	Total

Six months ended December 31, 2016	$161	$114	$463	$738
2017	231	223	692	1,146
2018	193	35	567	795
2019	148	24	500	672
2020	110	15	485	610
Thereafter	396	—	10,043	10,439

	$1,239	$411	$12,750	$14,400

(1) The Company leases certain facilities and equipment under non-cancelable capital and operating leases. Leases and rental costs charged to expense for the three months ended June 30, 2016 and 2015 were $44 million and $12 million, respectively, and for the six months ended June 30, 2016 and 2015 were $57 million and $24 million, respectively.

(2) The Company pays programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term. Programming costs included in the statement of operations were $1.5 billion and $671 million for the three months ended June 30, 2016 and 2015, respectively, and $2.2 billion and $1.3 billion for the six months ended June 30, 2016 and 2015, respectively. Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.

(3) “Other” represents other guaranteed minimum commitments, including programming rights negotiated directly with content owners for distribution on Company-owned channels or networks and commitments related to the Company’s role as an advertising and distribution sales agent for third party-owned channels or networks as well as commitments to the Company's customer premise equipment vendors.

The following items are not included in the contractual obligation table due to various factors discussed below. However, the Company incurs these costs as part of its operations:

•
The Company rents utility poles used in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the three months ended June 30, 2016 and 2015 were $25 million and $13 million, respectively, and for the six months ended June 30, 2016 and 2015 were $38 million and $26 million, respectively.

•
The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. The Company also pays other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations for the three months ended June 30, 2016 and 2015 were $125 million and $53 million, respectively, and for the six months ended June 30, 2016 and 2015 were $179 million and $106 million, respectively.

•
The Company also has $329 million in letters of credit, of which $224 million is secured under the Charter Operating credit facility, primarily to its various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Litigation

In 2014, following an announcement by Comcast and Legacy TWC of their intent to merge, Breffni Barrett and others filed suit in the Supreme Court of the State of New York for the County of New York against Comcast, Legacy TWC and their respective officers and directors.  Later five similar class actions were consolidated with this matter (the “NY Actions”). The NY Actions were settled in July 2014, however, such settlement was terminated following the termination of the Comcast and TWC merger in April 2015.  In May 2015, Charter and TWC announced their intent to merge.  Subsequently, the parties in the NY Actions filed a Second Consolidated Class Action Complaint (the “Second Amended Complaint”), removing Comcast as a defendant and naming TWC, the members of the TWC board of directors, Charter and the merger subsidiaries as defendants. The Second Amended Complaint generally alleges, among other things, that the members of the TWC board of directors breached their fiduciary duties to TWC stockholders during the Charter merger negotiations and by entering into the merger agreement and approving the mergers, and that Charter aided and abetted such breaches of fiduciary duties. The complaint sought, among other relief, injunctive relief enjoining the stockholder vote on the mergers, unspecified declaratory and equitable relief, compensatory damages in an unspecified amount, and costs and attorneys’ fees.

In September 2015, the parties entered into a memorandum of understanding (“MOU”) to settle the action. Pursuant to the MOU, the defendants issued certain supplemental disclosures relating to the mergers on a Form 8-K, and plaintiffs agreed to release with prejudice all claims that could have been asserted against defendants in connection with the mergers. The settlement is conditioned on, among other things, approval by the New York Supreme Court. In the event that the New York Supreme Court does not approve the settlement, the defendants intend to vigorously defend against any further litigation.

In August 2015, a purported stockholder of Charter, Matthew Sciabacucchi, filed a lawsuit in the Delaware Court of Chancery, on behalf of a putative class of Charter stockholders, challenging the transactions between Charter, TWC, A/N, and Liberty Broadband announced by Charter on May 26, 2015 (collectively, the “Transactions”). The lawsuit names as defendants Liberty Broadband, Charter, the board of directors of Charter, and New Charter. Plaintiff alleged that the Transactions improperly benefit Liberty Broadband at the expense of other Charter shareholders, and that Charter issued a false and misleading proxy statement in connection with the Transactions.  Plaintiff requested, among other things, that the Delaware Court of Chancery enjoin the September 21, 2015 special meeting of Charter stockholders at which Charter stockholders were asked to vote on the Transactions until the defendants disclosed certain information relating to Charter and the Transactions. The disclosures demanded by the plaintiff included (i) certain unlevered free cash flow projections for Charter and (ii) a Form of Proxy and Right of First Refusal Agreement (“Proxy”) by and among Liberty Broadband, A/N, Charter and New Charter, which was referenced in the description of the Second Amended and Restated Stockholders Agreement, dated May 23, 2015, among Charter, New Charter, Liberty Broadband and A/N. On September 9, 2015, Charter issued supplemental disclosures containing unlevered free cash flow projections for Charter. In return, the plaintiff agreed its disclosure claims were moot and withdrew its application to enjoin the Charter stockholder vote on the Transactions. Charter has filed a motion to dismiss this litigation. Charter denies any liability, believes that it has substantial defenses, and intends to vigorously defend this suit.

The California Attorney General and the Alameda County, California District Attorney are investigating whether certain of Legacy Charter's waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code. That investigation was commenced in January 2014. A similar investigation involving Legacy TWC was initiated in February 2012. Charter is cooperating with these investigations. While the Company is unable to predict the outcome of these investigations, it does not expect that the outcome will have a material effect on its operations, financial condition, or cash flows.

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the U.S. District Court for the District of Kansas alleging that Legacy TWC infringes 12 patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. The plaintiff is seeking monetary damages as well as injunctive relief. On October 8, 2015, the court stayed this litigation based on a judgment in a parallel case against Cox Communications, Inc. (“Cox Communications”) in the U.S. District Court for the District of Delaware invalidating six of the 12 patents at issue in that litigation. The stay applies to all 12 patents at issue in Sprint’s complaint against Legacy TWC, and Charter expects the stay to remain in effect during the pendency of Sprint’s appeal against Cox Communications. Charter intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

The Company is party to lawsuits and claims that arise in the ordinary course of conducting its business, including lawsuits claiming violation of wage and hour laws and breach of contract by vendors, including by two programmers. The ultimate outcome of these other legal matters pending against the Company cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. Whether or not the Company ultimately prevails in any particular lawsuit or claim, litigation can be time consuming and costly and injure the Company's reputation.

18.     Stock Compensation Plans

Legacy Charter’s 2009 Stock Incentive Plan (assumed by Charter upon closing of the Transactions) provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock, restricted stock units and restricted stock.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting services for the Company, are eligible for grants under the 2009 Stock Incentive Plan. In April 2016, the Company's board of directors and stockholders approved an additional 9 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock) under the 2009 Stock Incentive Plan.

At the closing of the TWC Transaction, Legacy TWC employee equity awards were converted into Charter Class A common stock equity awards on the same terms and conditions as were applicable under the Legacy TWC equity awards, except that the number of shares covered by each award and the option exercise prices were adjusted for the Stock Award Exchange Ratio (as defined in the Merger Agreement) such that the intrinsic value of the Converted TWC Awards was approximately equal to that of the original awards at the closing of the Transactions. The Converted TWC Awards represent approximately 4 million Charter restricted stock units and 0.8 million Charter stock options (0.5 million of which are exercisable) and continue to be subject to the terms of the Legacy TWC equity plans. The Converted TWC Awards were measured at their fair value as of the closing of the TWC Transaction. Of that fair value, $514 million related to Legacy TWC employee pre-combination service and was treated as consideration transferred in the TWC Transaction (See Note 2), while $539 million relates to post-combination service and will be amortized to stock compensation expense over the remaining vesting period of the awards. The fair values of the Converted TWC Awards were based on a valuation using assumptions developed by management and other information compiled by management including, but not limited to, historical volatility and exercise trends of Legacy Charter and Legacy TWC.

The Parent Merger Exchange Ratio was also applied to outstanding Legacy Charter equity awards and option exercise prices; however, the terms of the equity awards did not change as a result of the Transactions. The Company granted the following equity awards, excluding the Converted TWC Awards, for the periods presented after applying the Parent Merger Exchange Ratio.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Stock options	4,800,200	24,000	5,679,700	1,144,200
Restricted stock	10,000	6,300	10,000	6,300
Restricted stock units	597,300	6,500	845,600	137,900

Legacy Charter stock options granted prior to 2014 generally vest annually over three or four years from either the grant date or delayed vesting commencement dates. Stock options generally expire ten years from the grant date. Restricted stock vests annually over a one to four-year period beginning from the date of grant. Certain stock options and restricted stock units vest based on achievement of stock price hurdles. Restricted stock units have no voting rights, and restricted stock units granted prior to 2014

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

vest ratably over three or four years from either the grant date or delayed vesting commencement dates. Beginning in 2014, stock options and restricted stock units granted cliff vest upon the three year anniversary of each grant. Legacy TWC restricted stock units that were converted into Charter restricted stock units generally vest 50% on each of the third and fourth anniversary of the grant date. Legacy TWC stock options that were converted into Charter stock options vest ratably over a four-year period and expire ten years from the grant date.

As of June 30, 2016, total unrecognized compensation remaining to be recognized in future periods totaled $318 million for stock options, $1 million for restricted stock and $454 million for restricted stock units and the weighted average period over which they are expected to be recognized is 3 years for stock options, 1 year for restricted stock and 3 years for restricted stock units.

The Company recorded $63 million and $87 million of stock compensation expense for the three and six months ended June 30, 2016. The Company also recorded $145 million of expense for the three and six months ended June 30, 2016 related to accelerated vesting of equity awards of terminated employees which is recorded in merger and restructuring costs. For the three and six months ended June 30, 2015, the Company recorded $19 million and $38 million of stock compensation expense, respectively, which is included in operating costs and expenses. In connection with the TWC Transaction, the Company settled restricted stock units in the amount of $59 million for cash to be paid prior to the end of 2016 which amount is recorded in accounts payables and accrued liabilities in the consolidated balance sheets as of June 30, 2016.

19.     Employee Benefit Plans

Upon completion of the TWC Transaction, Charter assumed sponsorship of Legacy TWC’s pension plans. The Company sponsors two qualified defined benefit pension plans, the TWC Pension Plan and the TWC Union Pension Plan, that provide pension benefits to a majority of Legacy TWC employees. The Company also provides a nonqualified defined benefit pension plan for certain employees under the TWC Excess Pension Plan.

Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. Actuarial gains or losses are changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. The Company has elected to follow a mark-to-market pension accounting policy for recording the actuarial gains or losses annually during the fourth quarter, or earlier if a remeasurement event occurs during an interim period.

Pension benefits are recorded as a net asset or liability for the overfunded or underfunded status of defined benefit pension plans and changes in the funded status are recorded in the year in which the changes occur. As of the closing date of the TWC Transaction, the excess of the projected benefit obligation over the fair value of plan assets was recognized as a liability and deferred actuarial losses and prior service credits previously recognized were eliminated in acquisition accounting. As of the closing date of the TWC Transaction, the projected benefit obligation and the fair value of plan assets for the pension plans were $4.0 billion and $2.9 billion, respectively, and the net underfunded liability of the pension plans was recorded as a $6 million current pension liability and $1.1 billion long-term pension liability in acquisition accounting.

The rate of compensation increase used to measure the projected benefit obligation as of the closing of the TWC Transaction was an age-graded average increase of 4.25%. The weighted average of discount rates used to measure the projected benefit obligation at the closing date of the TWC Transaction was 3.99%. The Company determined the discount rates based on the yield of a large population of high-quality corporate bonds with cash flows sufficient in timing and amount to settle projected future defined benefit payments. The Company also utilized the RP 2015/MP 2015 mortality tables published by the Society of Actuaries to measure the projected benefit obligation as of the closing date of the TWC Transaction. In addition, the expected long-term rate of return on plan assets used to determine a component of net periodic benefit cost was 6.50%. In developing the expected long-term rate of return on plan assets, the Company considered the pension portfolio’s composition, past average rate of earnings and the Company’s future asset allocation targets.

Pension Plan Assets

The assets of the qualified pension plans are held in a master trust in which the qualified pension plans are the only participating plans. The investment policy for the qualified pension plans is to achieve a reasonable long-term rate of return on plan assets with an acceptable level of risk in order to maintain adequate funding levels. The investment portfolio is a mix of fixed-income and equity securities with the objective of matching plan liability performance, diversifying risk and achieving a target investment

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

return. The Company's allocation of plan assets includes fixed-income and equity securities of 39% and 61%, respectively, the substantial majority of which consist of Level 1 or Level 2 fair value measurements.

Net Periodic Pension Benefit
The components of net periodic pension benefit for the three and six months ended June 30, 2016 consisted of the following:

Three and Six Months Ended
June 30, 2016

Service cost	$35
Interest cost	21
Expected return on plan assets	(23)
Pension curtailment gain	(675)
Remeasurement loss, net	157
Net periodic pension benefit	$(485)

The service cost component of net periodic pension benefit is recorded in operating costs and expenses in the consolidated statements of operations. The effects of the plan amendment made subsequent to the TWC Transaction, discussed below, resulted in a $675 million pension curtailment gain and $157 million remeasurement loss, net recorded in other operating expenses, net in the consolidated statements of operations during the three and six months ended June 30, 2016.
Pension Plan Curtailment Amendment
Following the closing of the TWC Transaction, Charter amended the pension plans to freeze future benefit accruals to current active plan participants as of August 31, 2016. Effective September 1, 2016, no future compensation increases or future service will be credited to participants of the pension plans and new hires will not be eligible to participate in the plans. Upon announcement and approval of the plan amendment, the assumptions underlying the pension liability and pension asset values were reassessed utilizing remeasurement date assumptions in accordance with Charter's mark-to-market pension accounting policy to record gains and losses in the period in which a remeasurement event occurs. The $675 million curtailment gain recorded during the three and six months ended June 30, 2016 was primarily driven by the reduction of the compensation rate assumption to zero in accordance with the terms of the plan amendment, reflecting the pension liability at its accumulated benefit obligation instead of its projected benefit obligation at the remeasurement date. The $157 million remeasurement loss recorded during the three and six months ended June 30, 2016 was primarily driven by the effects of a reduction of the discount rate from 3.99% at the closing date of the TWC Transaction to 3.72% at remeasurement date, net of a gain to record pension assets at June 30, 2016 fair values. As of June 30, 2016, the accumulated benefit obligation and fair value of plan assets for the pension plans was $3.6 billion and $2.9 billion, respectively, for a net underfunded liability of $647 million of which $6 million is recorded in accounts payable and accrued liabilities in the consolidated balance sheets and $641 million is recorded in other long-term liabilities.

Pension Plan Contributions
The Company made no cash contributions to the qualified pension plans during the three and six months ended June 30, 2016; however, the Company may make discretionary cash contributions to the qualified pension plans in the future. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified unfunded pension plan, the Company will continue to make contributions during the remainder of 2016 to the extent benefits are paid.

Defined Contribution Benefit Plans
Upon completion of the TWC Transaction, Charter assumed Legacy TWC's defined contribution plan, the TWC Savings Plan. In June 2016, the Company announced changes to both the Charter Communications, Inc. 401(k) Plan (the "401(k) Plan") and the TWC Savings Plan that will be effective September 1, 2016. The Company's matching contribution to the 401(k) Plan and the TWC Savings Plan will equal 100% of the amount of the salary reduction the participant elects to defer up to 6% of the participant's

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

eligible pay. For employees who are not eligible to participate in the Company's long-term incentive plan and who are not covered by a collective bargaining agreement, the Company also will offer a contribution to a new Retirement Accumulation Plan, equal to 3% of eligible pay.

20.     Consolidating Schedules

Each of Charter Operating, TWC, LLC, TWCE, CCO Holdings and certain subsidiaries jointly, severally, fully and unconditionally guarantee the outstanding debt securities of the others (other than the CCO Holdings notes) on an unsecured senior basis and the condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. Certain Charter Operating subsidiaries that are regulated telephone entities only become guarantor subsidiaries upon approval by regulators. This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.

The "Charter Operating and Restricted Subsidiaries" column is presented to comply with the terms of the Credit Agreement.

The "Safari Escrow Entities" column included in the condensed consolidating financial statements as of December 31, 2015 and for the six months ended June 30, 2016 and 2015 consists of CCOH Safari, CCO Safari II and CCO Safari III. CCOH Safari, CCO Safari II and CCO Safari III issued the CCOH Safari notes, CCO Safari II notes and the CCO Safari III credit facilities, respectively. Upon closing of the TWC Transaction, the CCOH Safari notes became obligations of CCO Holdings and CCO Holdings Capital and the CCO Safari II notes and CCO Safari III credit facilities became obligations of Charter Operating and Charter Communications Operating Capital Corp. CCOH Safari merged into CCO Holdings and CCO Safari II and CCO Safari III merged into Charter Operating.

The "Unrestricted Subsidiary" column included in the condensed consolidating financial statements for the six months ended June 30, 2015 consists of CCO Safari which was a non-recourse subsidiary under the Credit Agreement and held the CCO Safari Term G Loans that were repaid in April 2015.

Condensed consolidating financial statements as of June 30, 2016 and December 31, 2015 and for the six months ended June 30, 2016 and 2015 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of June 30, 2016

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6	$124	$—	$425	$—	$555
Accounts receivable, net	9	9	—	1,322	—	1,340
Receivables from related party	—	321	57	—	(378)	—
Prepaid expenses and other current assets	—	32	—	398	—	430
Total current assets	15	486	57	2,145	(378)	2,325

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	226	—	33,132	—	33,358
Franchises	—	—	—	66,245	—	66,245
Customer relationships, net	—	—	—	16,154	—	16,154
Goodwill	—	—	—	29,692	—	29,692
Total investment in cable properties, net	—	226	—	145,223	—	145,449

INVESTMENT IN SUBSIDIARIES	66,536	76,321	89,255	—	(232,112)	—
LOANS RECEIVABLE – RELATED PARTY	—	640	494	—	(1,134)	—
OTHER NONCURRENT ASSETS	—	216	—	1,205	—	1,421

Total assets	$66,551	$77,889	$89,806	$148,573	$(233,624)	$149,195

LIABILITIES AND SHAREHOLDERS'/MEMBER'S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$15	$527	$233	$5,961	$—	$6,736
Payables to related party	2	—	—	376	(378)	—
Current portion of long-term debt	—	—	—	2,071	—	2,071
Total current liabilities	17	527	233	8,408	(378)	8,807

LONG-TERM DEBT	—	—	13,252	46,880	—	60,132
LOANS PAYABLE – RELATED PARTY	—	—	—	1,134	(1,134)	—
DEFERRED INCOME TAXES	26,293	25	—	21	—	26,339
OTHER LONG-TERM LIABILITIES	1	33	—	2,851	—	2,885

SHAREHOLDERS'/MEMBER'S EQUITY
Controlling interest	40,240	66,536	76,321	89,255	(232,112)	40,240
Noncontrolling interests	—	10,768	—	24	—	10,792
Total shareholders'/member's equity	40,240	77,304	76,321	89,279	(232,112)	51,032

Total liabilities and shareholders'/member's equity	$66,551	$77,889	$89,806	$148,573	$(233,624)	$149,195

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2015

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$—	$—	$5	$—	$5
Accounts receivable, net	8	7	—	—	264	—	279
Receivables from related party	51	297	—	14	—	(362)	—
Prepaid expenses and other current assets	—	6	—	—	55	—	61
Total current assets	59	310	—	14	324	(362)	345

RESTRICTED CASH AND CASH EQUIVALENTS	—	—	22,264	—	—	—	22,264

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	28	—	—	8,317	—	8,345
Franchises	—	—	—	—	6,006	—	6,006
Customer relationships, net	—	—	—	—	856	—	856
Goodwill	—	—	—	—	1,168	—	1,168
Total investment in cable properties, net	—	28	—	—	16,347	—	16,375

INVESTMENT IN SUBSIDIARIES	1,468	816	—	11,303	—	(13,587)	—
LOANS RECEIVABLE – RELATED PARTY	—	333	—	613	563	(1,509)	—
OTHER NONCURRENT ASSETS	—	216	—	—	116	—	332

Total assets	$1,527	$1,703	$22,264	$11,930	$17,350	$(15,458)	$39,316

LIABILITIES AND SHAREHOLDERS'/MEMBER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11	$203	$282	$165	$1,311	$—	$1,972
Payables to related party	—	—	17	—	345	(362)	—
Total current liabilities	11	203	299	165	1,656	(362)	1,972

LONG-TERM DEBT	—	—	21,778	10,443	3,502	—	35,723
LOANS PAYABLE – RELATED PARTY	—	—	693	—	816	(1,509)	—
DEFERRED INCOME TAXES	1,562	—	—	—	28	—	1,590
OTHER LONG-TERM LIABILITIES	—	32	—	—	45	—	77
SHAREHOLDERS'/MEMBER'S EQUITY (DEFICIT)	(46)	1,468	(506)	1,322	11,303	(13,587)	(46)

Total liabilities and shareholders'/member's equity	$1,527	$1,703	$22,264	$11,930	$17,350	$(15,458)	$39,316

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the six months ended June 30, 2016

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$162	$391	$—	$—	$8,691	$(553)	$8,691

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	162	383	—	—	5,683	(553)	5,675
Depreciation and amortization	—	1	—	—	1,974	—	1,975
Other operating expenses, net	262	—	—	—	(213)	—	49

	424	384	—	—	7,444	(553)	7,699

Income from operations	(262)	7	—	—	1,247	—	992

OTHER INCOME (EXPENSES):
Interest expense, net	—	5	(390)	(350)	(312)	—	(1,047)
Loss on extinguishment of debt	—	—	—	(110)	—	—	(110)
Loss on financial instruments, net	—	—	—	—	(55)	—	(55)
Other expense, net	—	(5)	—	—	—	—	(5)
Equity in income (loss) of subsidiaries	(19)	23	—	873	—	(877)	—

	(19)	23	(390)	413	(367)	(877)	(1,217)

Income (loss) before income taxes	(281)	30	(390)	413	880	(877)	(225)

INCOME TAX BENEFIT (EXPENSE)	3,160	(2)	—	—	(7)	—	3,151

Consolidated net income (loss)	2,879	28	(390)	413	873	(877)	2,926

Less: Net income attributable to noncontrolling interests	—	(47)	—	—	—	—	(47)

Net income (loss)	$2,879	$(19)	$(390)	$413	$873	$(877)	$2,879

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the six months ended June 30, 2015

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary	Eliminations	Charter Consolidated

REVENUES	$12	$142	$—	$—	$4,792	$—	$(154)	$4,792

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	12	142	—	—	3,182	—	(154)	3,182
Depreciation and amortization	—	—	—	—	1,042	—	—	1,042
Other operating expenses, net	—	—	—	—	50	—	—	50

	12	142	—	—	4,274	—	(154)	4,274

Income from operations	—	—	—	—	518	—	—	518

OTHER INCOME (EXPENSES):
Interest expense, net	—	3	(65)	(331)	(78)	(47)	—	(518)
Loss on extinguishment of debt	—	—	(2)	(123)	—	(3)	—	(128)
Loss on financial instruments, net	—	—	—	—	(5)	—	—	(5)
Equity in income (loss) of subsidiaries	(140)	(164)	—	357	(50)	—	(3)	—

	(140)	(161)	(67)	(97)	(133)	(50)	(3)	(651)

Income (loss) before income taxes	(140)	(161)	(67)	(97)	385	(50)	(3)	(133)

INCOME TAX EXPENSE	(63)	—	—	—	(7)	—	—	(70)

Consolidated net income (loss)	(203)	(161)	(67)	(97)	378	(50)	(3)	(203)

Less: Net income (loss) attributable to noncontrolling interests	—	21	—	—	(21)	—	—	—

Net income (loss)	$(203)	$(140)	$(67)	$(97)	$357	$(50)	$(3)	$(203)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the six months ended June 30, 2016

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$2,879	$28	$(390)	$413	$873	$(877)	$2,926
Net impact of interest rate derivative instruments, net of tax	4	4	—	4	4	(12)	4

Comprehensive income (loss)	$2,883	$32	$(390)	$417	$877	$(889)	$2,930

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the six months ended June 30, 2015

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(203)	$(161)	$(67)	$(97)	$378	$(50)	$(3)	$(203)
Net impact of interest rate derivative instruments, net of tax	5	5	5	5	5	—	(20)	5

Comprehensive income (loss)	$(198)	$(156)	$(62)	$(92)	$383	$(50)	$(23)	$(198)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2016

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$(258)	$(13)	$(463)	$(321)	$3,069	$—	$2,014

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(1,689)	—	(1,689)
Change in accrued expenses related to capital expenditures	—	—	—	—	138	—	138
Purchases of cable systems, net of cash assumed	(26,781)	(2,021)	—	—	(8)	—	(28,810)
Contributions to subsidiaries	(949)	(478)	—	(437)	—	1,864	—
Distributions from subsidiaries	23,069	25,072	—	2,878	—	(51,019)	—
Change in restricted cash and cash equivalents	—	—	22,264	—	—	—	22,264
Other, net	—	—	—	—	(6)	—	(6)

Net cash flows from investing activities	(4,661)	22,573	22,264	2,441	(1,565)	(49,155)	(8,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	3,201	2,796	—	5,997
Repayments of long-term debt	—	—	—	(2,937)	(1,133)	—	(4,070)
Borrowings (repayments) loans payable - related parties	—	(300)	553	(71)	(182)	—	—
Payments for debt issuance costs	—	—	—	(73)	(210)	—	(283)
Issuance of equity	5,000	—	—	—	—	—	5,000
Purchase of treasury stock	(99)	—	—	—	—	—	(99)
Payment of preferred dividend to noncontrolling interest	—	(18)	—	—	—	—	(18)
Proceeds from exercise of stock options	24	—	—	—	—	—	24
Proceeds from termination of interest rate derivatives	—	—	—	—	88	—	88
Contributions from parent	—	949	—	478	437	(1,864)	—
Distributions to parent	—	(23,069)	(22,353)	(2,719)	(2,878)	51,019	—
Other, net	—	2	(1)	1	(2)	—	—

Net cash flows from financing activities	4,925	(22,436)	(21,801)	(2,120)	(1,084)	49,155	6,639

NET INCREASE IN CASH AND CASH EQUIVALENTS	6	124	—	—	420	—	550
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—	—	5	—	5

CASH AND CASH EQUIVALENTS, end of period	$6	$124	$—	$—	$425	$—	$555

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2015

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary	Eliminations	Charter Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$—	$(3)	$(82)	$(349)	$1,548	$(55)	$—	$1,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(783)	—	—	(783)
Change in accrued expenses related to capital expenditures	—	—	—	—	(17)	—	—	(17)
Contribution to subsidiary	(5)	—	—	(31)	(24)	—	60	—
Distributions from subsidiaries	19	330	—	360	—	—	(709)	—
Change in restricted cash and cash equivalents	—	—	3,598	—	—	3,513	—	7,111
Other, net	—	(54)	—	—	(15)	—	—	(69)

Net cash flows from investing activities	14	276	3,598	329	(839)	3,513	(649)	6,242

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	2,700	613	—	—	3,313
Repayments of long-term debt	—	—	(3,500)	(2,599)	(964)	(3,482)	—	(10,545)
Borrowings (payments) loans payable - related parties	—	—	(16)	16	—	—	—	—
Payments for debt issuance costs	—	(1)	—	(24)	—	—	—	(25)
Purchase of treasury stock	(23)	—	—	—	—	—	—	(23)
Proceeds from exercise of stock options	6	—	—	—	—	—	—	6
Contributions from parent	—	5	—	—	31	24	(60)	—
Distributions to parent	—	(276)	—	(73)	(360)	—	709	—
Other, net	1	(1)	—	—	—	—	—	—

Net cash flows from financing activities	(16)	(273)	(3,516)	20	(680)	(3,458)	649	(7,274)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(2)	—	—	—	29	—	—	27
CASH AND CASH EQUIVALENTS, beginning of period	3	—	—	—	—	—	—	3

CASH AND CASH EQUIVALENTS, end of period	$1	$—	$—	$—	$29	$—	$—	$30

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

21.     Recently Issued Accounting Standards

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The new standard (1) requires all excess tax benefits and deficiencies to be recognized as income tax expense or benefit in the income statement in the period in which they occur regardless of whether the benefit reduces taxes payable in the current period, (2) requires classification of excess tax benefits as an operating activity on the statements of cash flows, (3) allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur and (4) causes the threshold under which employee share-based awards partially settled in cash can qualify for equity classification to increase to the maximum statutory tax rates in the applicable jurisdiction. ASU 2016-09 will be effective for interim and annual periods after December 15, 2016 (January 1, 2017 for the Company). Early adoption of the standard is permitted but requires adoption of all provisions included in the amendment in the same period. The new standard generally requires a modified retrospective transition through a cumulative-effect adjustment as of the beginning of the period of adoption, with certain provisions requiring either a prospective or retrospective transition. The Company is currently in the process of evaluating the impact that the adoption of ASU 2016-09 will have on its consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter") is the second largest cable operator in the United States and a leading broadband communications company providing video, Internet and voice services with approximately 25.6 million residential and commercial customers at June 30, 2016. We also sell video and online advertising inventory to local, regional and national advertising customers and networking and transport services (including cell tower backhaul services) and enterprise-class, cloud-enabled hosting, managed applications to business customers and own and operate regional sports networks and local sports, news and lifestyle channels. Our residential services also include security and home management services.

Charter is a holding company whose principal asset is a controlling equity interest in Charter Communications Holdings, LLC (“Charter Holdings”), an indirect owner of Charter Communications Operating, LLC ("Charter Operating") under which all of the operations reside. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

TWC Transaction

On May 18, 2016, the transactions contemplated by the Agreement and Plan of Mergers dated as of May 23, 2015 (the “Merger Agreement”), by and among Time Warner Cable Inc. ("Legacy TWC"), Charter Communications, Inc. prior to the closing of the Merger Agreement ("Legacy Charter"), CCH I, LLC, previously a wholly owned subsidiary of Legacy Charter ("New Charter") and certain other subsidiaries of New Charter were completed (the “TWC Transaction,” and together with the Bright House Transaction described below, the "Transactions"). As a result of the TWC Transaction, New Charter became the new public parent company that holds the operations of the combined companies and was renamed Charter Communications, Inc.

Pursuant to the terms of the Merger Agreement, upon consummation of the TWC Transaction, each outstanding share of Legacy TWC common stock (other than Legacy TWC common stock held by Liberty Broadband Corporation ("Liberty Broadband") and Liberty Interactive Corporation ("Liberty Interactive" and, collectively, the "Liberty Parties")), was converted into the right to receive, at the option of each such holder of Legacy TWC common stock, either (a) $100 in cash and Charter Class A common stock equivalent to 0.5409 shares of Legacy Charter Class A common stock (the "Option A Consideration") or (b) $115 in cash and Charter Class A common stock equivalent to 0.4562 shares of Legacy Charter common stock (the "Option B Consideration"). The actual number of shares of Charter Class A common stock that Legacy TWC stockholders received, excluding the Liberty Parties, was calculated by multiplying the exchange ratios of 0.5409 or 0.4562 specified above by 0.9042 (the "Parent Merger Exchange Ratio"), which was also the exchange ratio that was used to determine the number of shares of Charter Class A common stock that Legacy Charter stockholders received per share of Legacy Charter Class A common stock. Such exchange ratio did not impact the aggregate value represented by the shares of Charter Class A common stock issued in the TWC Transaction; however, it did impact the actual number of shares issued in the TWC Transaction.

Out of approximately 277 million shares of TWC common stock outstanding at the closing of the TWC Transaction, excluding TWC common stock held by the Liberty Parties, approximately 274 million shares were converted into the right to receive the Option A Consideration and approximately 3 million shares were converted into the right to receive the Option B Consideration. The Liberty Parties received approximately one share of Charter Class A common stock for each share of Legacy TWC common stock they owned (equivalent to 1.106 shares of Legacy Charter Class A common stock multiplied by the Parent Merger Exchange Ratio).

As of the date of acquisition, the total value of the TWC Transaction was approximately $85 billion, including cash, equity and Legacy TWC assumed debt. The purchase price also includes an estimated pre-combination vesting period fair value of $514 million for Legacy TWC equity awards converted into Charter awards upon closing of the TWC Transaction ("Converted TWC Awards") and $69 million of cash paid to former Legacy TWC employees and non-employee directors who held equity awards, whether vested or not vested.

Bright House Transaction

Also, on May 18, 2016, Legacy Charter and Advance/Newhouse Partnership (“A/N”), the former parent of Bright House Networks, LLC (“Bright House”), completed their previously announced transaction, pursuant to a definitive Contribution Agreement (the “Contribution Agreement”), under which Charter acquired Bright House (the “Bright House Transaction”). Pursuant to the Bright House Transaction, Charter became the owner of the membership interests in Bright House and the other assets primarily related to Bright House (other than certain excluded assets and liabilities and non-operating cash). As of the date of acquisition, the purchase price totaled approximately $12.2 billion consisting of (a) $2 billion in cash, (b) 25 million convertible preferred units of Charter Holdings with a face amount of $2.5 billion that pay a 6% annual preferential dividend, (c) approximately 31.0 million common units of Charter Holdings that are exchangeable into Charter Class A common stock on a one-for-one basis and (d) one share of Charter Class B common stock.

Liberty Transaction and Debt Financing for the Transactions

In connection with the TWC Transaction, Legacy Charter and Liberty Broadband completed their previously announced transactions pursuant to their investment agreement, in which Liberty Broadband purchased for cash approximately 22.0 million shares of Charter Class A common stock valued at $4.3 billion at the closing of the TWC Transaction to partially finance the cash portion of the TWC Transaction consideration. In connection with the Bright House Transaction, Liberty Broadband purchased approximately 3.7 million shares of Charter Class A common stock valued at $700 million at the closing of the Bright House Transaction.

Charter partially financed the cash portion of the purchase price of the Transactions with additional indebtedness and cash on hand.  In 2015, we issued $15.5 billion aggregate principal amount of CCO Safari II, LLC ("CCO Safari II") senior secured notes, $3.8 billion aggregate principal amount of CCO Safari III, LLC ("CCO Safari III") senior secured bank loans and $2.5 billion aggregate principal amount of CCOH Safari, LLC ("CCOH Safari") senior unsecured notes.  The net proceeds were initially deposited into an escrow account. Upon closing of the TWC Transaction and release of the proceeds, the CCOH Safari notes became obligations of CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp. ("CCO Holdings Capital"), and the CCO Safari II notes and CCO Safari III credit facilities became obligations of Charter Operating and Charter Communications Operating Capital Corp. CCOH Safari merged into CCO Holdings and CCO Safari II and CCO Safari III merged into Charter Operating. In connection with the closing of the Bright House Transaction, Charter Operating closed on a $2.6 billion aggregate principal amount term loan A facility.
Transaction-Related Commitments

In connection with the regulatory approval process related to the Transactions, we made certain commitments described in our Annual Report on Form 10-K for the year ended December 31, 2015.

In addition, the Federal Communications Commission (the "FCC") order contained certain conditions including build out of an additional two million locations with access to a high-speed connection. At least one million of those connections must be in competition with another high-speed broadband provider in the market served. The FCC order also provides that Charter will not be permitted to charge usage-based prices or impose data caps and will be prohibited from charging interconnection fees for seven years, although the FCC sets forth a process in which the FCC could eliminate the conditions after five years.

Under the terms of the order with the Department of Justice ("DOJ"), Charter is prohibited from entering into or enforcing any agreement with a programmer that forbids, limits or creates incentives to limit the programmer’s provision of content to one or more on-line video distributors ("OVDs"). The settlement further provides that Charter will not be able to avail itself of other distributors’ most favored nation ("MFN") provisions if they are inconsistent with this prohibition. The settlement also prohibits Charter from retaliating against programmers for licensing to OVDs. These DOJ conditions are in force for seven years, although Charter may petition the DOJ to eliminate the conditions after five years.

Corporate Entity Structure

The chart below sets forth our entity structure and that of our direct and indirect subsidiaries after closing of the Transactions. This chart does not include all of our affiliates and subsidiaries and, in some cases, we have combined separate entities for presentation purposes. The equity ownership percentages shown below are approximations. Indebtedness amounts shown below are principal amounts as of June 30, 2016. See Note 7 to the accompanying consolidated financial statements which also includes the accreted values of the indebtedness described below.

(1)
As of June 30, 2016, Liberty Broadband beneficially owned approximately 17.4% of Charter’s Class A common stock and A/N beneficially owned approximately 13.0% of Charter’s Class A common stock, in each case assuming the exchange of the membership interests held by A/N for Charter's Class A common stock.

(2)
In the Transactions, Legacy TWC transferred substantially all of its assets to TWC, LLC and merged with and into Spectrum Management Holding Company, LLC (formerly named Nina Company II, LLC) (“Spectrum Management”) with Spectrum Management as the surviving entity. Spectrum Management was the successor to the SEC reporting obligations of Legacy TWC (which have since been terminated or suspended).

(3)
In connection with the Transactions, on May 18, 2016, the proceeds of $2.5 billion principal amount of senior notes previously issued by CCOH Safari and held in escrow were released from escrow, and CCOH Safari merged with and into CCO Holdings, which, among other things, assumed the obligations under these debt securities and agreed to guarantee, along with Time Warner Cable, LLC ("TWC, LLC"), Time Warner Cable Enterprises LLC ("TWCE") and substantially all of the operating subsidiaries of Charter Operating (collectively, the “Subsidiary Guarantors”), the Charter Operating notes, the TWC, LLC and TWCE debt securities and Charter Operating credit agreement.

(4)
In connection with the Transactions, on May 18, 2016, (a) the proceeds of $15.5 billion principal amount of senior notes previously issued by CCO Safari II and held in escrow were released from escrow, and CCO Safari II merged with and into Charter Operating, which, among other things, assumed these debt obligations, (b) the $3.8 billion credit facility of CCO Safari III was issued, and CCO Safari III merged with and into Charter Operating, which, among other things, assumed the obligations under this credit agreement and (c) Charter Operating agreed to guarantee, along with the Subsidiary Guarantors the TWC, LLC senior notes and debentures and the TWCE senior debentures. As of June 30, 2016, the Charter Operating credit facilities were comprised of $2.6 billion aggregate principal amount term loan A facility, $1.4 billion aggregate principal amount term loan E facility, $1.2 billion aggregate principal amount term loan F facility, $998 million aggregate principal amount term loan H facility, $2.8 billion aggregate principal amount term loan I facility. Charter Operating also has availability under its revolving credit facility of approximately $2.8 billion as of June 30, 2016.

(5)
In connection with the TWC Transaction, Legacy TWC transferred substantially all of its assets to TWC, LLC (fka TWC NewCo LLC), and, among other things, TWC, LLC assumed all the obligations under $20.4 billion principal amount of notes and debentures previously issued by Legacy TWC, and agreed to guarantee the Charter Operating and TWCE notes and debentures and the Charter Operating credit agreement.

(6)	In connection with the Transactions, TWCE agreed to guarantee the Charter Operating and TWC, LLC notes and debentures and the Charter Operating credit agreement.

Overview

As a result of the Transactions, we expect quarterly revenues to increase by over $7 billion year over year. We will also see an increase in expenses related to the increased scale and increases in expenses related to deploying our operating strategy and business model across the assets acquired in the Transactions. Launching Spectrum pricing and packaging and managing the all-digital transition in the Legacy TWC and Legacy Bright House footprint are key priorities and we expect to complete those initiatives by the end of 2018. Our Spectrum pricing and packaging simplifies our offers and improves our packaging of products, delivering more value to new and existing customers. Moving to an all-digital platform allows us to offer more HD channels and increase Internet speeds offered. Over time, we expect Adjusted EBITDA margins to increase as we benefit from Transaction synergies. By the end of 2016, we expect that our corporate organization, as well as our marketing, sales and product development departments, will be centralized. Field operations will be managed through eleven different regional areas, each designed to represent a logical combination of designated marketing areas and managed with largely the same set of field employees that were with the three companies prior to completion of the Transactions. Over a multi-year period, Legacy TWC and Legacy Bright House customer care centers will migrate to Charter's model of using virtualized, U.S.-based in-house call centers. We will focus on deploying superior products and service with minimal service disruptions as we integrate our information technology and network operations.

Since 2012, Charter has actively invested in its network and operations and improved the quality and value of the products and packages that it offers. As part of our effort to create more value for customers, we have focused on driving higher penetration of our triple play offering, which includes more than 200 HD channels in most of our markets, video on demand, Internet service, and fully-featured voice service. We believe that our enhanced product set combined with improved customer service has led to lower customer churn and longer customer lifetimes, allowing us to grow our customer base and revenue more quickly and economically. We believe that we will see similar results in the assets acquired in the Transactions as we deploy legacy Charter's operating strategy across the legacy TWC and Bright House footprints. We cannot, however, be certain that we will be able to grow revenues or maintain our margins at recent historical rates.

Our most significant competitors are direct broadcast satellite providers and certain telephone companies that offer services that provide features and functions similar to our Internet, video and voice services, including in some cases wireless services. These services are frequently offered in bundles similar to ours. In addition, some consumers have chosen to receive video over the Internet rather than through pay television services including from us.

Total revenue growth was 154% and 81% for the three and six months ended June 30, 2016 compared to the corresponding periods in 2015, respectively, due to the Transactions and growth in our video, Internet and commercial businesses. For the three months ended June 30, 2016 and 2015, Adjusted EBITDA was $2.2 billion and $848 million, respectively, and for the six months ended June 30, 2016 and 2015, Adjusted EBITDA was $3.1 billion and $1.6 billion, respectively. Adjusted EBITDA is defined as consolidated net income (loss) plus net interest expense, income tax expense, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, (gain) loss on financial instruments, net, other expense, net and other operating expenses, such as merger and restructuring costs, other pension benefits, special charges and gain (loss) on sale or retirement of assets. See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Adjusted EBITDA increased 162% and 88% for the three and six months ended June 30, 2016 compared to the corresponding periods in 2015 as a result of the Transactions and an increase in residential and commercial revenues offset by increases in programming costs, marketing costs and other operating costs. For the three months ended June 30, 2016 and 2015, our income from operations was $690 million and $269 million, respectively, and for the six months ended June 30, 2016 and 2015, our income from operations was $992 million and $518 million, respectively. In addition to the factors discussed above, income from operations for the three and six months ended June 30, 2016 was affected by increases in depreciation and amortization, merger and restructuring costs and stock compensation expense.

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, total revenue growth was 7% for both the three and six months ended June 30, 2016 compared to the corresponding periods in 2015 due to growth in our Internet and commercial businesses. On a pro forma basis, Adjusted EBITDA growth was 9% for both the three and six months ended June 30, 2016 compared to the corresponding periods in 2015, respectively, due to an increase in residential and commercial revenues offset by increases in programming costs and other operating costs.

We incurred the following transition costs in connection with the Transactions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Operating expenses	$25	$17	$46	$38
Other operating expenses	$556	$19	$570	$32
Interest expense	$133	$26	$390	$112
Capital expenditures	$111	$28	$164	$42

We have a history of net losses.  Our net losses were principally attributable to insufficient revenue to cover the combination of operating expenses, interest expenses that we incur because of our debt, depreciation expenses resulting from the capital investments we have made and continue to make in our cable properties, amortization expenses related to our customer relationship intangibles and higher non-cash income tax expense. We will incur significant increases in interest expense and depreciation and amortization as a result of the Transactions and will incur restructuring and transition costs for at least one to two years, and as a result, absent non-recurring impacts such as the reversal of the income tax valuation allowance in the second quarter of 2016, we may continue to incur net losses in the foreseeable future.

All customer statistics as of June 30, 2016 include operations of Legacy TWC, Legacy Bright House and Legacy Charter each of which is based on the legacy company's reporting methodology. Such methodologies differ and these differences may be material. Once statistical reporting is fully integrated, all prior periods will be recast to reflect a consistent methodology. The following table summarizes our customer statistics for video, Internet and voice as of June 30, 2016 and 2015 (in thousands except per customer data and footnotes).

	Approximate as of
	June 30,
	2016 (a)	2015 (a)

Customer Relationships (b)
Residential	24,306	6,108
Small and Medium Business	1,333	359
Total Customer Relationships	25,639	6,467

Residential Primary Service Units ("PSU")
Video	16,934	4,282
Internet	20,667	4,982
Voice	10,255	2,514
	47,856	11,778

Monthly Residential Revenue per Residential Customer (c)	$109.99	$110.85

Small and Medium Business PSUs
Video	378	100
Internet	1,148	316
Voice	725	197
	2,251	613

Monthly Small and Medium Business Revenue per Customer (d)	$236.68	$179.93

Enterprise PSUs (e)	90	27

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of June 30, 2016 and 2015, customers include approximately 208,600 and 39,400 customers, respectively, whose accounts were over 60 days past due, approximately 14,000 and 2,000 customers, respectively, whose accounts were over 90 days past due, and approximately 8,000 and 900 customers, respectively, whose accounts were over 120 days past due.

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

(e)	Enterprise PSUs represent the aggregate number of fiber service offerings counting each separate service offering as an individual PSU.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Annual Report on Form 10-K. Other than as described below, there have been no material changes from the critical accounting policies described in our Form 10-K.

Pension Plans

Upon completion of the TWC Transaction, Charter assumed Legacy TWC’s pension plans. We sponsor two qualified defined benefit pension plans, the TWC Pension Plan and the TWC Union Pension Plan (collectively, the "TWC Pension Plans"), that provide pension benefits to a majority of Legacy TWC employees. We also provide a nonqualified defined benefit pension plan for certain employees under the TWC Excess Pension Plan. As of June 30, 2016, the accumulated benefit obligation and fair value of plan assets for the TWC Pension Plans was $3.6 billion and $2.9 billion, respectively, and the net underfunded liability of the TWC Pension Plans was recorded as a $6 million current pension liability and $641 million long-term pension liability.

Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. Actuarial gains or losses are changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. We have elected to follow a mark-to-market pension accounting policy for recording the actuarial gains or losses annually during the fourth quarter, or earlier if a remeasurement event occurs during an interim period. We use a December 31 measurement date for our pension plans.

Pension expense is determined using certain assumptions, including the expected long-term rate of return on plan assets, discount rate and expected rate of compensation increases. We determined the discount rate used to compute pension expense based on the yield of a large population of high-quality corporate bonds with cash flows sufficient in timing and amount to settle projected future defined benefit payments. In developing the expected long-term rate of return on assets, we considered the current pension portfolio’s composition, past average rate of earnings, and our future asset allocation targets. The long-term rate of return on plan assets may be adjusted in future periods as we assess the portfolio composition and revise asset allocation targets and overall investment directions to meet the future needs of the plans, which may include lower return-seeking assets than the currently constructed portfolio. See Note 19 to the accompanying consolidated financial statements for additional discussion on these assumptions.

Results of Operations

We completed the Transactions on May 18, 2016 and have included the Legacy TWC and Legacy Bright House operating results since the closing of the acquisitions. In accordance with U.S. generally accepted accounting principles ("GAAP"), operating results from Legacy TWC and Legacy Bright House prior to the acquisition have been excluded. For purposes of management's discussion and analysis, we have given explanations of increases and decreases in our results of operations on an actual basis, as well as on a pro forma basis assuming the Transactions occurred as of January 1, 2015. Due to the size of the Transactions, we believe that providing a discussion of our results of operations on a pro forma basis provides management and investors a more meaningful perspective on our financial and operational performance and trends. The results of operations data on a pro forma basis are provided for illustrative purposes only and are based on available information and assumptions that Charter believes are reasonable and do not purport to represent what the actual consolidated results of operations of Charter would have been had the Transactions occurred as of January 1, 2015, nor are they necessarily indicative of future consolidated results of operations or consolidated financial position.

See Exhibit 99.1 in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016 for pro forma financial information for each quarter of 2015 and the first and second quarter of 2016.

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$6,161	$2,430	$8,691	$4,792

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	4,004	1,601	5,675	3,182
Depreciation and amortization	1,436	528	1,975	1,042
Other operating expenses, net	31	32	49	50
	5,471	2,161	7,699	4,274
Income from operations	690	269	992	518

Other Expenses:
Interest expense, net	(593)	(229)	(1,047)	(518)
Loss on extinguishment of debt	(110)	(128)	(110)	(128)
Gain (loss) on financial instruments, net	(50)	1	(55)	(5)
Other expense, net	(2)	—	(5)	—
	(755)	(356)	(1,217)	(651)

Loss before income taxes	(65)	(87)	(225)	(133)
Income tax benefit (expense)	3,179	(35)	3,151	(70)

Consolidated net income (loss)	3,114	(122)	2,926	(203)
Less: Net income attributable to noncontrolling interests	(47)	—	(47)	—

Net income (loss) attributable to Charter shareholders	$3,067	$(122)	$2,879	$(203)

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$16.73	$(1.21)	$20.21	$(2.01)
Diluted	$15.17	$(1.21)	$19.00	$(2.01)

Weighted average common shares outstanding, basic	183,362,776	101,074,644	142,457,435	101,017,146
Weighted average common shares outstanding, diluted	205,214,266	101,074,644	153,959,234	101,017,146

Revenues. Total revenues grew $3.7 billion or 154% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, and grew $3.9 billion or 81% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Revenue growth primarily reflects the Transactions and increases in the number of residential Internet and triple play customers and in commercial business customers, growth in expanded basic and digital penetration, promotional and annual rate increases, and higher advanced services penetration offset by a decrease in basic video customers. The Transactions increased revenues for three and six months ended June 30, 2016 as compared to the three and six months June 30, 2015 by approximately $3.6 billion. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, total revenue growth was 7% for both the three and six months ended June 30, 2016 compared to the corresponding periods in 2015.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended June 30,
	Actual			Pro forma
	2016	2015	% Change	2016	2015	% Change
Video	$2,605	$1,148	127%	$4,143	$4,074	2%
Internet	1,950	743	163%	3,132	2,797	12%
Voice	423	135	214%	730	706	3%
Residential revenue	4,978	2,026	146%	8,005	7,577	6%

Small and medium business	520	190	174%	842	744	13%
Enterprise	296	88	233%	503	442	14%
Commercial revenue	816	278	193%	1,345	1,186	13%

Advertising sales	237	79	200%	405	390	4%
Other	130	47	176%	233	217	8%

	$6,161	$2,430	154%	$9,988	$9,370	7%

	Six Months Ended June 30,
	Actual			Pro forma
	2016	2015	% Change	2016	2015	% Change
Video	$3,775	$2,277	66%	$8,235	$8,072	2%
Internet	2,754	1,460	89%	6,168	5,526	12%
Voice	558	269	108%	1,459	1,412	3%
Residential revenue	7,087	4,006	77%	15,862	15,010	6%

Small and medium business	722	372	95%	1,649	1,460	13%
Enterprise	395	175	124%	997	877	14%
Commercial revenue	1,117	547	104%	2,646	2,337	13%

Advertising sales	309	145	113%	770	731	5%
Other	178	94	90%	473	433	10%

	$8,691	$4,792	81%	$19,751	$18,511	7%

Video revenues consist primarily of revenues from basic and digital video services provided to our residential customers, as well as franchise fees, equipment rental and video installation revenue. Excluding the impacts of the Transactions, residential video customers increased by 43,000 from June 30, 2015 to June 30, 2016.

The increase in video revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2016 compared to three months ended June 30, 2015 Increase / (Decrease)	Six months ended June 30, 2016 compared to six months ended June 30, 2015 Increase / (Decrease)

Incremental video services, price adjustments and bundle revenue allocation	$27	$73
Increase in average basic video customers	10	12
Decrease in video on demand and pay-per-view	(10)	(17)
TWC Transaction	1,228	1,228
Bright House Transaction	202	202

	$1,457	$1,498

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, residential video customers decreased by 30,000 from June 30, 2015 to June 30, 2016 and the increase in video revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2016 compared to three months ended June 30, 2015 Increase / (Decrease)	Six months ended June 30, 2016 compared to six months ended June 30, 2015 Increase / (Decrease)

Incremental video services, price adjustments and bundle revenue allocation	$123	$246
Decrease in video on demand and pay-per-view	(45)	(63)
Decrease in average basic video customers	(9)	(20)

	$69	$163

Excluding the impacts of the Transactions, residential Internet customers grew by 476,000 customers from June 30, 2015 to June 30, 2016. The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2016 compared to three months ended June 30, 2015 Increase / (Decrease)	Six months ended June 30, 2016 compared to six months ended June 30, 2015 Increase / (Decrease)

Increase in average residential Internet customers	$72	$140
Service level changes, price adjustments and bundle revenue allocation	17	36
TWC Transaction	956	956
Bright House Transaction	162	162

	$1,207	$1,294

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, residential Internet customers increased by 1,620,000 from June 30, 2015 to June 30, 2016 and the increase in Internet revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2016 compared to three months ended June 30, 2015 Increase / (Decrease)	Six months ended June 30, 2016 compared to six months ended June 30, 2015 Increase / (Decrease)

Increase in average residential Internet customers	$239	$465
Service level changes, price adjustments and bundle revenue allocation	96	177

	$335	$642

Excluding the impacts of the Transactions, residential voice customers grew by 138,000 customers from June 30, 2015 to June 30, 2016. The increase in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2016 compared to three months ended June 30, 2015 Increase / (Decrease)	Six months ended June 30, 2016 compared to six months ended June 30, 2015 Increase / (Decrease)

Increase in average residential voice customers	$8	$16
Price adjustments and bundle revenue allocation	(4)	(11)
TWC Transaction	243	243
Bright House Transaction	41	41

	$288	$289

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, residential voice customers increased by 856,000 from June 30, 2015 to June 30, 2016 and the increase in voice revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2016 compared to three months ended June 30, 2015 Increase / (Decrease)	Six months ended June 30, 2016 compared to six months ended June 30, 2015 Increase / (Decrease)

Increase in average residential voice customers	$68	$149
Price adjustments and bundle revenue allocation	(44)	(102)

	$24	$47

Excluding the impacts of the Transactions, small and medium business PSUs grew by 126,000 from June 30, 2015 to June 30, 2016. The increase in small and medium business commercial revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2016 compared to three months ended June 30, 2015 Increase / (Decrease)	Six months ended June 30, 2016 compared to six months ended June 30, 2015 Increase / (Decrease)

Increase in small and medium business customers	$36	$69
Price adjustments	(15)	(28)
TWC Transaction	265	265
Bright House Transaction	44	44

	$330	$350

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, small and medium business PSUs increased by 273,000 from June 30, 2015 to June 30, 2016 and the increase in small and medium business commercial revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2016 compared to three months ended June 30, 2015 Increase / (Decrease)	Six months ended June 30, 2016 compared to six months ended June 30, 2015 Increase / (Decrease)

Increase in small and medium business customers	$100	$194
Price adjustments	(2)	(5)

	$98	$189

Excluding the impacts of the Transactions, enterprise PSUs increased 6,000 from June 30, 2015 to June 30, 2016. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, enterprise PSUs increased by 16,000 from June 30, 2015 to June 30, 2016. The Transactions increased enterprise commercial revenues for the three and six months ended June 30, 2016 compared to the corresponding periods in 2015 by $196 million. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, enterprise commercial revenues increased $61 million and $120 million during the three and six months ended June 30, 2016, respectively, compared to the corresponding periods in 2015 primarily due to growth in customers.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues increased $158 million and $164 million during the three and six months ended June 30, 2016, respectively, compared to the corresponding periods in 2015 primarily due to the Transactions. The Transactions increased advertising sales revenues for the three and six months ended June 30, 2016 compared to the corresponding periods in 2015 by $159 million. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, advertising sales revenues increased $15 million and $39 million during the three and six months ended June 30, 2016, respectively, compared to the corresponding periods in 2015 primarily due to an increase in national sales and political advertising.

Other revenues consist of revenue from regional sports and news channels (excluding intercompany charges or advertising sales on those channels), home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues increased $83 million and $84 million during the three and six months ended June 30, 2016, respectively, compared to the corresponding periods in 2015 primarily as a result of the Transactions. The Transactions increased other revenues for the three and six months ended June 30, 2016 compared to the corresponding periods in 2015 by $84 million. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, other revenues increased $16 million and $40 million during the three and six months ended June 30, 2016, respectively, compared to the corresponding periods in 2015 primarily due to a settlement related to an early contract termination and an increase in processing fees.

Operating costs and expenses. The increases in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended June 30, 2016 compared to three months ended June 30, 2015 Increase / (Decrease)	Six months ended June 30, 2016 compared to six months ended June 30, 2015 Increase / (Decrease)

Programming	$870	$907
Regulatory, connectivity and produced content	207	212
Costs to service customers	655	653
Marketing	219	231
Transition costs	8	8
Other	444	482

	$2,403	$2,493

Programming costs were approximately $1.5 billion and $671 million, representing 38% and 42% of total operating costs and expenses for the three months ended June 30, 2016 and 2015, respectively, and $2.2 billion and $1.3 billion, representing 40% and 42% of total operating costs and expenses for the six months ended June 30, 2016 and 2015, respectively. The increases in operating costs and expenses for the the three and six months ended June 30, 2016 compared to the corresponding prior periods were primarily due to the Transactions which increased operating costs and expenses by approximately $2.3 billion.

The increase in other expense is attributable to the following (dollars in millions):

	Three months ended June 30, 2016 compared to three months ended June 30, 2015 Increase / (Decrease)	Six months ended June 30, 2016 compared to six months ended June 30, 2015 Increase / (Decrease)

Corporate costs	$123	$140
Stock compensation expense	44	49
Advertising sales expense	74	77
Enterprise	69	72
Other	134	144

	$444	$482

The increases in other expense for the the three and six months ended June 30, 2016 compared to the corresponding prior periods were primarily due to the Transactions which increased other expense by approximately $415 million.

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, increases in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended June 30, 2016 compared to three months ended June 30, 2015 Increase / (Decrease)	Six months ended June 30, 2016 compared to six months ended June 30, 2015 Increase / (Decrease)

Programming	$167	$343
Regulatory, connectivity and produced content	3	20
Costs to service customers	37	88
Marketing	30	67
Transition costs	8	8
Other	92	166

	$337	$692

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, programming costs were approximately $2.4 billion and $2.3 billion, representing 37% and 36% of total operating costs and expenses for the three months ended June 30, 2016 and 2015, respectively, and $4.8 billion and $4.5 billion, representing 37% of total operating costs and expenses for both the six months ended June 30, 2016 and 2015.

Programming costs consist primarily of costs paid to programmers for basic, digital, premium, video on demand, and pay-per-view programming. The increase in pro forma programming costs is primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and the introduction of new networks offset by lower pay-per-view programming expenses.  We expect to realize programming cost synergies as a result of the Transactions, however, those synergies were largely offset by non-recurring items during the three months ended June 30, 2016.  We expect pro forma programming expenses will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new sports services. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, the increase in other expense is attributable to the following (dollars in millions):

	Three months ended June 30, 2016 compared to three months ended June 30, 2015 Increase / (Decrease)	Six months ended June 30, 2016 compared to six months ended June 30, 2015 Increase / (Decrease)

Corporate costs	$26	$68
Stock compensation expense	11	16
Advertising sales expense	19	33
Enterprise	17	36
Property tax and insurance	5	21
Other	14	(8)

	$92	$166

The increases in corporate costs relate primarily to increases in the number of employees. Stock compensation expense increased primarily due to increases in headcount and the value of equity issued.

Depreciation and amortization. Depreciation and amortization expense increased by $908 million and $933 million during the three and six months ended June 30, 2016, respectively, compared to the corresponding periods in 2015 primarily as a result of $792 million of additional depreciation and amortization related to the TWC Transaction and $119 million of additional depreciation and amortization related to the Bright House Transaction inclusive of the incremental amounts as a result of the higher fair values recorded in acquisition accounting.

Other operating expenses, net. The changes in other operating expenses, net are attributable to the following (dollars in millions):

	Three months ended June 30, 2016 compared to three months ended June 30, 2015 Increase / (Decrease)	Six months ended June 30, 2016 compared to six months ended June 30, 2015 Increase / (Decrease)

Merger and restructuring costs	$537	$538
Other pension benefits	(520)	(520)
Special charges, net	(8)	(6)
(Gain) loss on sale of assets, net	(10)	(13)

	$(1)	$(1)

The increase in merger and restructuring costs is primarily due to approximately $262 million of Legacy Charter and Legacy TWC contingent financing and advisory transaction fees paid at the closing of the Transactions as well as approximately $280 million of employee retention and employee termination costs. Other pension benefits includes the pension curtailment gain of $675 million, net remeasurement loss of $157 million, expected return on plan assets of $23 million offset by interest costs of $21 million. For more information, see Notes 13 and 19 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. Net interest expense increased by $364 million and $529 million for the three and six months ended June 30, 2016, respectively, compared to the corresponding periods in 2015 primarily as a result of an increase of approximately $221 million and $392 million, respectively, of interest expense associated with the debt incurred to fund the Transactions, and $116 million associated with debt assumed from Legacy TWC.

Loss on extinguishment of debt. Loss on extinguishment of debt of $110 million for the three and six months ended June 30, 2016 and $128 million for the three and six months ended June 30, 2015 primarily represent losses recognized as a result of the repurchase of CCO Holdings notes. For more information, see Note 7 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Gain (loss) on financial instruments, net. Interest rate derivative instruments are used to manage our interest costs and to reduce our exposure to increases in floating interest rates, and cross-currency derivative instruments are used to manage foreign exchange risk related to the foreign currency denominated debt assumed in the TWC Transaction. We recorded losses of $50 million and $55 million during the three and six months ended June 30, 2016, respectively, and gains of $1 million and losses of $5 million during the three and six months ended June 30, 2015, respectively. The losses recognized during the three and six months ended June 30, 2016 consist primarily of approximately $185 million realized due to the change in fair value of cross-currency derivative instruments and $11 million realized upon termination of Legacy TWC interest rate swap derivative instruments offset by approximately $147 million gain due to the remeasurement of the fixed-rate British pound sterling denominated notes (the "Sterling Notes") into U.S. dollars. For more information, see Note 10 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Other expense, net. Other expense, net of $2 million and $5 million for the three and six months ended June 30, 2016, respectively, primarily represents equity losses on our equity-method investments. For more information, see Note 5 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax benefit (expense). We recognized an income tax benefit of $3.2 billion for both the three and six months ended June 30, 2016 and income tax expense of $35 million and $70 million for the three and six months ended June 30, 2015, respectively. Certain of the deferred tax liabilities that were assumed in connection with the closing of the TWC Transaction will reverse and provide a source of future taxable income, resulting in a reduction of substantially all of Legacy Charter’s preexisting valuation allowance associated with its deferred tax assets of approximately $3.3 billion. Such release of Legacy Charter’s valuation allowance was recognized directly to income tax benefit in the consolidated statements of operations for the three and six months ended June 30, 2016. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results. For more information, see Note 14 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense in 2015 was recognized primarily through increases in deferred tax liabilities related to Legacy Charter’s franchises, which are characterized as indefinite lived for book financial reporting purposes, as well as, to a lesser extent, through current federal and state income tax expense. Current federal and state income tax expense included $12 million and $3 million for the three months ended June 30, 2016 and 2015, respectively, and $13 million and $4 million for the six months ended June 30, 2016 and 2015, respectively.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest for financial reporting purposes represents A/N's portion of Charter Holdings' net income based on its effective common unit ownership interest of approximately 10% and on the preferred dividend of $18 million for the three and six months ended June 30, 2016. For more information, see Note 9 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income (loss) attributable to Charter shareholders. Net income attributable to Charter shareholders increased from a net loss of $122 million for the three months ended June 30, 2015 to net income of $3.1 billion for the three months ended June 30, 2016, and increased from a net loss of $203 million for the six months ended June 30, 2015 to net income of $2.9 billion for the six months ended June 30, 2016 primarily as a result of the factors described above. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, net income attributable to Charter shareholders increased from $107 million for the three months ended June 30, 2015 to $280 million for the three months ended June 30, 2016, and increased from $157 million for the six months ended June 30, 2015 to $525 million for the six months ended June 30, 2016.

Use of Adjusted EBITDA and Free Cash Flow

We use certain measures that are not defined by U.S. generally accepted accounting principles ("GAAP") to evaluate various aspects of our business. Adjusted EBITDA and free cash flow are non-GAAP financial measures and should be considered in addition to, not as a substitute for, consolidated net income (loss) and net cash flows from operating activities reported in accordance with GAAP. These terms, as defined by us, may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA and free cash flow are reconciled to consolidated net income (loss) and net cash flows from operating activities, respectively, below.

Adjusted EBITDA is defined as consolidated net income (loss) plus net interest expense, income tax (benefit) expense, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, (gain) loss on financial instruments, other expense, net and other operating expenses, such as merger and restructuring costs, other pension benefits, special charges and (gain) loss on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. These costs are evaluated through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

Management and Charter's board of directors use Adjusted EBITDA and free cash flow to assess Charter's performance and its ability to service its debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the "SEC")). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $202 million and $76 million for the three months ended

June 30, 2016 and 2015, respectively, and $304 million and $152 million for the six months ended June 30, 2016 and 2015, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	Actual

Consolidated net income (loss)	$3,114	$(122)	$2,926	$(203)
Plus: Interest expense, net	593	229	1,047	518
Income tax (benefit) expense	(3,179)	35	(3,151)	70
Depreciation and amortization	1,436	528	1,975	1,042
Stock compensation expense	63	19	87	38
Loss on extinguishment of debt	110	128	110	128
(Gain) loss on financial instruments, net	50	(1)	55	5
Other, net	33	32	54	50

Adjusted EBITDA	$2,220	$848	$3,103	$1,648

Net cash flows from operating activities	$1,590	$531	$2,014	$1,059
Less: Purchases of property, plant and equipment	(1,260)	(432)	(1,689)	(783)
Change in accrued expenses related to capital expenditures	194	59	138	(17)

Free cash flow	$524	$158	$463	$259

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	Pro Forma

Consolidated net income	$369	$164	$697	$260
Plus: Interest expense, net	723	745	1,431	1,546
Income tax (benefit) expense	181	70	337	99
Depreciation and amortization	2,276	2,209	4,441	4,370
Stock compensation expense	72	61	138	122
Loss on extinguishment of debt	110	128	110	128
(Gain) loss on financial instruments, net	50	(1)	55	5
Other, net	(239)	(126)	(234)	(119)

Adjusted EBITDA	$3,542	$3,250	$6,975	$6,411

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The principal amount of our debt as of June 30, 2016 was $60.3 billion, consisting of $9.0 billion of credit facility debt, $37.9 billion of investment grade senior secured notes and $13.4 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.  As of June 30, 2016, $98 million of our long-term debt matures in 2016, $2.2 billion in 2017, $2.2 billion in 2018, $3.5 million in 2019, $5.2 billion in 2020 and $47.0 billion thereafter.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $524 million and $158 million for the three months ended June 30, 2016 and 2015, respectively, and $463 million and $259 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the amount available under our credit facilities was approximately $2.8 billion and cash on hand was approximately $555 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of or reduce the principal on our obligations. The timing and terms of any refinancing transactions will be subject to market conditions. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating's revolving credit facility as well as access to the capital markets to fund our projected operating cash needs.

We continue to evaluate the deployment of our anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as stock repurchases and dividends and to reduce our leverage. Our target leverage remains at 4 to 4.5 times, and 3.5 times at the Charter Operating level. Charter’s board of directors recently authorized management to engage in opportunistic share repurchases of up to $750 million in any six-month period provided that Charter’s net debt remains within its then current target leverage range. Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases or negotiated transactions. As possible acquisitions, swaps or dispositions arise in our industry, we actively review them against our objectives including, among other considerations, improving the operational efficiency, clustering or technology capabilities of our business and achieving appropriate return targets, and we may participate to the extent we believe these possibilities present attractive opportunities. However, there can be no assurance that we will actually complete any acquisitions, dispositions or system swaps, or that any such transactions will be material to our operations or results.

Free Cash Flow

Free cash flow increased $366 million and $204 million during the three and six months ended June 30, 2016 compared to the corresponding prior periods in 2015, respectively, due to the following (dollars in millions).

	Three months ended June 30, 2016 compared to three months ended June 30, 2015 Increase / (Decrease)	Six months ended June 30, 2016 compared to six months ended June 30, 2015 Increase / (Decrease)

Increase in Adjusted EBITDA	$1,372	$1,455
Changes in working capital, excluding change in accrued interest	451	480
Increase in cash paid for interest, net	(242)	(435)
Increase in capital expenditures	(828)	(906)
Other, net	(387)	(390)

	$366	$204

Contractual Obligations

The following table summarizes our payment obligations as of June 30, 2016 under our long-term debt and certain other contractual obligations and commitments (dollars in millions).

	Payments by Period
	Total	Remainder of 2016	2017-2018	2019-2020	More than 5 years

Long-Term Debt Principal Payments (a)	$60,264	$98	$4,394	$8,762	$47,010
Long-Term Debt Interest Payments (b)	39,850	1,673	6,460	5,675	26,042
Capital and Operating Lease Obligations (c)	1,239	161	424	258	396
Programming Minimum Commitments (d)	411	114	258	39	—
Other (e)	12,750	463	1,259	985	10,043

Total	$114,514	$2,509	$12,795	$15,719	$83,491

(a)
The table presents maturities of long-term debt outstanding as of June 30, 2016. Refer to Note 7 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for a description of our long-term debt.

(b)
Interest payments on variable debt are estimated using amounts outstanding as of June 30, 2016 and the average implied forward London Interbank Offering Rate (“LIBOR”) rates applicable for the quarter during the interest rate reset based on the yield curve in effect at June 30, 2016. Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods.

(c)
We lease certain facilities and equipment under noncancelable capital and operating leases. Leases and rental costs charged to expense for the three months ended June 30, 2016 and 2015 were $44 million and $12 million, respectively, and for the six months ended June 30, 2016 and 2015 were $57 million and $24 million, respectively.

(d)
We pay programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term. Programming costs included in the accompanying statement of operations were approximately $1.5 billion and $671 million for the three months ended June 30, 2016 and 2015, respectively, and $2.2 billion and $1.3 billion for the six months ended June 30, 2016 and 2015, respectively. Certain of our programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.

(e)
“Other” represents other guaranteed minimum commitments, including programming rights negotiated directly with content owners for distribution on Company-owned channels or networks and commitments related to our role as an advertising and distribution sales agent for third party-owned channels or networks as well as commitments to our customer premise equipment vendors.

Charter has agreed to certain commitments that were effective upon the consummation of the Transactions. See "Transaction-Related Commitments" for more information. Additionally, see Note 17 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for items not included in the contractual obligations table, but we incur as part of operations.

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of June 30, 2016, there was no default under any of these indentures or credit facilities, and each subsidiary met its applicable leverage ratio tests based on June 30, 2016 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

However, without regard to leverage, during any calendar year or any portion thereof during which the borrower is a flow-through entity for tax purposes, and so long as no event of default exists, the borrower may make distributions to the equity interests of the borrower in an amount sufficient to make permitted tax payments.

In addition to the limitation on distributions under the various indentures discussed above, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $555 million and $5 million in cash and cash equivalents as of June 30, 2016 and December 31, 2015, respectively. We also held $22.3 billion in restricted cash and cash equivalents as of December 31, 2015 representing proceeds of debt raised to fund the cash portion of the TWC Transaction consideration that were held in escrow until consummation of the TWC Transaction.

Operating Activities. Net cash provided by operating activities increased $955 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to an increase in Adjusted EBITDA of $1.5 billion offset by an increase in cash paid for interest, net of $435 million.

Investing Activities. Net cash used in investing activities was $8.1 billion and cash provided by investing activities was $6.2 billion for the six months ended June 30, 2016 and 2015, respectively. The increase in cash used was primarily due to the acquisitions of TWC and Bright House in 2016 as compared to the repayment in 2015 of $7.1 billion of net proceeds held in escrow upon the termination of the proposed transactions with Comcast as well as an increase in capital expenditures due to the Transactions.

Financing Activities. Net cash provided by financing activities was $6.6 billion and cash used in financing activities was $7.3 billion for the six months ended June 30, 2016 and 2015, respectively. The increase in cash provided was primarily due to the issuance of $5 billion of equity to Liberty Broadband to fund a portion of the acquisition of TWC and Bright House in 2016 as compared to the repayment in 2015 of $7.1 billion of net proceeds held in escrow upon the termination of the proposed transactions with Comcast.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.3 billion and $432 million for the three months ended June 30, 2016 and 2015, respectively, and $1.7 billion and $783 million for the six months ended June 30, 2016 and 2015, respectively.  The increase was driven by the Transactions. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, the increase was driven by higher product development investments, transition capital expenditures incurred in connection with the Transactions and support capital investments versus the prior year. See the table below for more details.

The actual amount of our capital expenditures in 2016 will depend on a number of factors, including the pace of transition planning to service a larger customer base as a result of the Transactions and growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures increased by $138 million and decreased by $17 million for the six months ended June 30, 2016 and 2015, respectively.

The following tables present our major capital expenditures categories on an actual and pro forma basis, assuming the Transactions occurred as of January 1, 2015, in accordance with National Cable and Telecommunications Association ("NCTA") disclosure guidelines for the three and six months ended June 30, 2016 and 2015. The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Actual
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Customer premise equipment (a)	$378	$135	$515	$285
Scalable infrastructure (b)	386	118	496	193
Line extensions (c)	171	48	218	87
Upgrade/rebuild (d)	110	33	151	56
Support capital (e)	215	98	309	162

Total capital expenditures	$1,260	$432	$1,689	$783

Capital expenditures included in total related to:
Commercial services	$191	$65	$255	$116
Transition	$111	$28	$164	$42

	Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Customer premise equipment (a)	$651	$698	$1,412	$1,385
Scalable infrastructure (b)	640	466	1,115	858
Line extensions (c)	277	244	502	488
Upgrade/rebuild (d)	171	166	305	267
Support capital (e)	336	281	575	441

Total capital expenditures	$2,075	$1,855	$3,909	$3,439

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

Recently Issued Accounting Standards

See Note 21 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for a discussion of recently issued accounting standards.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We use derivative instruments to manage interest rate risk on variable debt and foreign exchange risk on the Sterling Notes, and do not hold or issue derivative instruments for speculative trading purposes.

Interest rate derivative instruments are used to manage interest costs and to reduce our exposure to increases in floating interest rates. We manage our exposure to fluctuations in interest rates by maintaining a mix of fixed and variable-rate debt. Using interest rate derivative instruments, we agree to exchange, at specified intervals through 2017, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.

Upon closing of the TWC Transaction, we assumed cross-currency derivative instruments. Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency derivative instruments have maturities of June 2031 and July 2042. We are required to post collateral on the cross-currency derivative instruments when such instruments are in a liability position. In May 2016, we entered into a collateral holiday agreement for 80% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years. For more information, see Note 10 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

As of June 30, 2016 and December 31, 2015, the principal amount of our debt was approximately $60.3 billion and $35.9 billion, respectively. As of December 31, 2015, this included $21.8 billion of debt which proceeds were held in escrow pending consummation of the TWC Transaction. As of June 30, 2016 and December 31, 2015, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 3.2% and 3.3%, respectively, and the weighted average interest rate on the senior notes was approximately 5.9% and 5.5%, respectively, resulting in a blended weighted average interest rate of 5.5% and 5.1%, respectively. The interest rate on approximately 87% and 83% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements as of June 30, 2016 and December 31, 2015, respectively.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of June 30, 2016 (dollars in millions).

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Debt:
Fixed-Rate	$—	$2,000	$2,000	$3,250	$3,500	$40,500	$51,250	$56,258
Average Interest Rate	—%	5.85%	6.75%	8.44%	4.19%	5.76%	5.86%

Variable Rate	$98	$197	$197	$296	$1,716	$6,510	$9,014	$8,978
Average Interest Rate	2.85%	2.91%	3.04%	3.67%	3.59%	4.22%	4.01%

Interest Rate Instruments:
Variable to Fixed-Rate	$250	$850	$—	$—	$—	$—	$1,100	$15
Average Pay Rate	3.89%	3.84%	—%	—%	—%	—%	3.86%
Average Receive Rate	2.91%	3.04%	—%	—%	—%	—%	3.01%

As of June 30, 2016, we had $1.1 billion in notional amounts of interest rate derivative instruments outstanding. The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The estimated fair value of the interest rate derivative instruments is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s and counterparties’ credit risk). Interest rates on variable-rate debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at June 30, 2016 including applicable bank spread.

Item 4.     Controls and Procedures.

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of Charter's design and operation of disclosure controls and procedures with respect to the information generated for use in this quarterly report. The evaluation was based upon reports and certifications provided by a number of executives. Based on, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Charter's disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation, we believe that our controls provide such reasonable assurances.

On May 18, 2016, we acquired Legacy TWC and Legacy Bright House. As a result of the Transactions, we have incorporated internal controls over significant processes specific to the acquisitions and to post-acquisition activities that we believe to be appropriate and necessary in consideration of the related integration, including controls associated with the Transactions for the valuations of certain assets acquired and liabilities assumed, as well as adoption of common financial reporting and internal control practices for the combined company. As we further integrate Legacy TWC and Legacy Bright House, we will continue to review the internal control to validate that the internal controls are effective and integrated appropriately.

Except as described above in the preceding paragraph, during the quarter ended June 30, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings.

Our Annual Report on Form 10-K for the year ended December 31, 2015 includes "Legal Proceedings" under Item 3 of Part I. Other than as described in Note 17 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements,” there have been no material changes from the legal proceedings described in our Form 10-K.

Item 1A.     Risk Factors.

Risks Related to the Integration of the Transactions

If we are not able to successfully integrate our business with that of TWC and Bright House within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the Transactions may not be realized fully, or at all, or may take longer to realize than expected. In such circumstance, we may not perform as expected and the value of our Class A common stock may be adversely affected.

Until the closing of the Transactions, Legacy Charter, Legacy TWC and Legacy Bright House operated independently, and there can be no assurances that their businesses can be integrated successfully. We now have significantly more systems, assets, investments, businesses, customers and employees than each company did prior to the Transactions. It is possible that the integration process could result in the loss of key Legacy Charter, Legacy TWC and/or Legacy Bright House employees, the loss of subscribers and customers, the disruption of our ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. The process of integrating Legacy TWC and Legacy Bright House with the Legacy Charter operations will require significant capital expenditures and the expansion of certain operations and operating and financial systems. Management will be required to devote a significant amount of time and attention to the integration process and there is a significant degree of difficulty and management involvement inherent in that process. These difficulties include:

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

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	consolidating the companies’ administrative and information technology infrastructure;

•	coordinating programming and marketing efforts;

•	coordinating geographically dispersed organizations;

•	integrating information, purchasing, provisioning, accounting, finance, sales, billing, payroll, reporting and regulatory compliance systems;

•	integrating and unifying the product offerings and services available to customers, including customer premise equipment and video user interfaces;

•	completing the conversion of analog systems to all-digital for the systems acquired from TWC and Bright House; and

•	attracting and retaining the necessary personnel associated with the acquired assets.

Even if the new businesses are successfully integrated, it may not be possible to realize the benefits that are expected to result from the Transactions, or realize these benefits within the time frame that is expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Transactions may be offset by costs incurred or delays in integrating the businesses and increased operating costs. If the combined company fails to realize the anticipated benefits from the transactions, its liquidity, results of operations, financial condition and/or share price may be adversely affected. In addition, at times, the attention of certain members of our management and resources may be focused on the integration of the businesses and diverted from day-to-day business operations, which may disrupt the business of the combined company.

If the operating results of Legacy TWC and/or Legacy Bright House are less than Charter’s expectations, or an increase in the capital expenditures to upgrade and maintain those assets as well as to keep pace with technological developments are greater than expected, Charter may not achieve the expected level of financial results from the Transactions.

Charter will derive a portion of its continuing revenues and earnings per share from the operation of Legacy TWC and Legacy Bright House. Therefore, any negative impact on these companies or the operating results derived from such companies could harm the combined company’s operating results.

The businesses of Charter, Legacy TWC and Legacy Bright House are characterized by rapid technological change and the introduction of new products and services. Charter intends to make investments in the combined business and transition toward only using two-way all-digital set-top boxes. The increase in capital expenditures necessary for the transition toward two-way set-top boxes in the business may negatively impact the expected financial results from the Transactions. The combined company may not be able to fund the capital expenditures necessary to keep pace with technological developments, execute the plans to do so, or anticipate the demand of its customers for products and services requiring new technology or bandwidth. Charter’s inability to maintain, expand and upgrade its existing or combined businesses could materially adversely affect its financial condition and results of operations.

The Transactions are being accounted for as an acquisition by Charter in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of Legacy TWC and Legacy Bright House have been recorded, as of the date of completion of the Transactions, at their respective fair values and added to those of Charter. The reported financial condition and results of operations of Charter issued after completion of the Transactions will reflect Charter balances and results after completion of the Transactions, but will not be restated retroactively to reflect the historical financial position or results of operations of Legacy Charter for periods prior to the Transactions.

The excess of the purchase price over those fair values has been recorded as goodwill. To the extent the value of goodwill or intangibles becomes impaired, Charter may be required to incur material charges relating to such impairment. Such a potential impairment charge could have a material impact on Charter’s operating results.

As a result of the closing of the Transactions, our businesses are subject to the conditions set forth in the FCC Order and the DOJ Consent Decree and those imposed by state utility commissions and local franchise authorities, and there can be no assurance that these conditions will not have an adverse effect on our businesses and results of operations.

In connection with the Transactions, the FCC Order, the DOJ Consent Decree, and the approvals from state utility commissions and local franchise authorities incorporated numerous commitments and voluntary conditions made by the parties and imposed numerous conditions on our businesses relating to the operation of our business and other matters. Among other things, (i) we will not be permitted to charge usage-based prices or impose data caps and will be prohibited from charging interconnection fees for qualifying parties; (ii) we will be prohibited from entering into or enforcing any agreement with a programmer that forbids, limits or creates incentives to limit the programmer’s provision of content to on-line video distributors ("OVDs") and cannot retaliate against programmers for licensing to OVDs; (iii) we will not be able to avail ourself of other distributors’ most favored nation ("MFN") provisions if they are inconsistent with this prohibition; (iv) we must undertake a number of actions designed to promote diversity; (v) we must appoint an independent compliance monitor and comply with a broad array of reporting requirements; and (v) we must satisfy various other conditions relating to our high-speed Internet services, including building out an additional two million locations with access to a high-speed connection of at least 60 megabits per second with at least one million of those connections in competition with another high-speed broadband provider in the market served, and implementing a reduced price high-speed internet program for low income families. These and other conditions and commitments relating to the Transactions are of varying duration, ranging from three to seven years. Although we cannot predict how the conditions will be administered or what effects they will have on our businesses, we do not expect them to have a material adverse effect on our business or results of operations. In light of the breadth and duration of the conditions and potential changes in market conditions during the time the conditions and commitments are in effect, however, there can be no assurance that our compliance, and ability to comply, with the conditions will not have a material adverse effect on our business or results of operations.

Risks Related to Our Indebtedness

We have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our financial health and our ability to react to changes in our business.

We have a significant amount of debt and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future. As of June 30, 2016, our total principal amount of debt was approximately $60.3 billion.

Our significant amount of debt could have consequences, such as:

•	impact our ability to raise additional capital at reasonable rates, or at all;

•	make us vulnerable to interest rate increases, in part because approximately 13% of our borrowings as of June 30, 2016 were, and may continue to be, subject to variable rates of interest;

•	expose us to increased interest expense to the extent we refinance existing debt with higher cost debt;

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

Additionally, the Charter Operating credit facilities require Charter Operating to comply with a maximum total leverage covenant and a maximum first lien leverage covenant. The breach of any covenants or obligations in our indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our long-term indebtedness. In addition, the secured lenders under the Charter Operating credit facilities and the holders of the Charter Operating notes could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors.

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

•
the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband and telephone providers, DSL providers, video provided over the Internet by (i) market participants that have not historically competed in the multichannel video business, (ii) traditional multichannel video distributors, and (iii) content providers that have historically licensed cable networks to multichannel video distributors, and providers of advertising over the Internet;

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

Our primary assets are our equity interests in our subsidiaries. Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to their debt issuer holding companies for payments on our notes or other obligations in the form of loans, distributions, or otherwise. Charter Operating’s ability to make distributions to Charter or CCO Holdings, our other primary debt issuers other than TWC, LLC and TWCE, to service debt obligations is subject to its compliance with the terms of its credit facilities, and restrictions under applicable law. TWC LLC’s and TWCE's ability to make distributions to Charter, CCO Holdings or Charter Operating to service debt obligations is subject to restrictions under applicable law. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Limitations on Distributions.” Under the Delaware Limited Liability Company Act (the “Act”), our subsidiaries may only make distributions if the relevant entity has “surplus” as defined in the Act. Under fraudulent transfer laws, our subsidiaries may not pay dividends if the relevant entity is insolvent or is rendered insolvent thereby. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;

•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

While we believe that our relevant subsidiaries currently have surplus and are not insolvent, these subsidiaries may become insolvent in the future. Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating credit facilities and notes, under the CCO Holdings notes and under the TWC, LLC and TWCE notes. As of June 30, 2016, our total principal amount of debt was approximately $60.3 billion.

In the event of bankruptcy, liquidation, or dissolution of one or more of our subsidiaries, that subsidiary's assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to its parent company as an equity holder or otherwise. In that event, the lenders under Charter Operating's credit facilities and notes and any other indebtedness of our subsidaries whose interests are secured by substantially all of our operating assets, and all holders of other debt of Charter Operating, CCO Holdings and TWC will have the right to be paid in full before us from any of our subsidiaries' assets.

Some of our outstanding debt is subject to change of control provisions. We may not have the ability to raise the funds necessary to fulfill our obligations under our indebtedness following a change of control, which would place us in default under the applicable debt instruments.

We may not have the ability to raise the funds necessary to fulfill our obligations under our notes and our credit facilities following a change of control. Under the indentures governing the CCO Holdings' notes, upon the occurrence of specified change of control events, the debt issuer is required to offer to repurchase all of its outstanding notes. However, we may not have sufficient access to funds at the time of the change of control event to make the required repurchase of the applicable notes, and Charter Operating is limited in its ability to make distributions or other payments to any debt issuer to fund any required repurchase. In addition, a change of control under the Charter Operating credit facilities would result in a default under those credit facilities, which would trigger a default under the indentures governing the CCO Holdings' notes, the Charter Operating notes and the TWC and TWCE notes. Because such credit facilities and notes are obligations of Charter Operating and its subsidiaries, the credit facilities would have to be repaid before Charter Operating's assets could be available to CCO Holdings to repurchase their notes. Any failure to make or complete a change of control offer would place CCO Holdings in default under their notes. The failure of our subsidiaries to make a change of control offer or repay the amounts accelerated under their notes and credit facilities would place them in default under such agreements.

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

Telephone companies, including two major telephone companies, AT&T and Verizon, offer video and other services in competition with us, and we expect they will increasingly do so in the future. Upgraded portions of these networks carry two-way video, data services and provide digital voice services similar to ours. In the case of Verizon, FIOS high-speed data services offer speeds as high as or higher than ours. In addition, these companies continue to offer their traditional telephone services, as well as service bundles that include wireless voice services provided by affiliated companies. Based on our internal estimates, we believe that AT&T (excluding DirecTV) and Verizon are offering video services in areas serving approximately 32% and 12%, respectively, of our estimated residential passings and we have experienced customer losses in these areas. AT&T and Verizon have also launched campaigns to capture more of the MDU market. When AT&T or Verizon have introduced or expanded their offering of video products in our market areas, we have seen a decrease in our video revenue as AT&T and Verizon typically roll out aggressive marketing and discounting campaigns to launch their products. Additionally, in July 2015, AT&T completed its acquisition of DirecTV, the nation’s largest DBS provider and in connection with that acquisition, AT&T committed to expand fiber to the premises services to 12.5 million locations. This transaction created an even larger competitor for Charter’s video services that has the ability to expand its video service offerings to include bundled wireless offerings.

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

With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies, primarily AT&T and Verizon, and other providers of DSL, fiber-to-the-node and fiber-to-the-home services. DSL service competes with our Internet service and is often offered at prices lower than our Internet services, although often at speeds lower than the speeds we offer. Fiber-to-the-node networks can provide faster Internet speeds than conventional DSL, but still cannot typically match our Internet speeds. Fiber-to-the-home networks, however, can provide Internet speeds equal to or greater than our current Internet speeds. In addition, in many of our markets, DSL providers have entered into co-marketing arrangements with DBS providers to offer service bundles combining video services provided by a DBS provider with DSL and traditional telephone and wireless services offered by the telephone companies and their affiliates. These service bundles offer customers similar pricing and convenience advantages as our bundles. Wireless voice providers have also been providing data services that compete with our Internet service. Although these wireless data services are at speeds lower than those we offer, wireless service providers continue to consider the development and deployment of faster services with 5G as a recent example.

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

We face risks relating to competition for the leisure time and discretionary spending of audiences, which has intensified in part due to advances in technology and changes in consumer expectations and behavior.

In addition to the various competitive factors discussed above, we are subject to risks relating to increasing competition for the leisure time, shifting consumer needs and discretionary spending of consumers. We compete with all other sources of entertainment, news and information delivery, as well as a broad range of communications products and services. Technological advancements, such as new video formats and Internet streaming and downloading of programming that can be viewed on televisions, computers, smartphones and tablets, many of which have been beneficial to us, have nonetheless increased the number of entertainment and information delivery choices available to consumers and intensified the challenges posed by audience fragmentation.

Newer products and services, particularly alternative methods for the distribution, sale and viewing of content will likely continue to be developed, further increasing the number of competitors that we face. The increasing number of choices available to audiences, including low-cost or free choices, could negatively impact not only consumer demand for our products and services, but also advertisers’ willingness to purchase advertising from us. We compete for the sale of advertising revenue with television networks and stations, as well as other advertising platforms, such as radio, print and, increasingly, online media. Our failure to effectively anticipate or adapt to new technologies and changes in consumer expectations and behavior could significantly adversely affect our competitive position and our business and results of operations.

Our exposure to the economic conditions of our current and potential customers, vendors and third parties could adversely affect our cash flow, results of operations and financial condition.

We are exposed to risks associated with the economic conditions of our current and potential customers, the potential financial instability of our customers and their financial ability to purchase our products. If there were a general economic downturn, we may experience increased cancellations by our customers or unfavorable changes in the mix of products purchased, including an increase in the number of homes that replace their video service with Internet-delivered and/or over-air content, which would negatively impact our ability to attract customers, increase rates and maintain or increase revenue. In addition, providing video services is an established and highly penetrated business. Our ability to gain new video subscribers is dependent to a large extent on growth in occupied housing in our service areas, which is influenced by both national and local economic conditions. Weak economic conditions may also have a negative impact on our advertising revenue. These events have adversely affected us in the past, and may adversely affect our cash flow, results of operations and financial condition if a downturn were to occur.

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

Video programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming. We expect programming costs to continue to increase because of a variety of factors including amounts paid for retransmission consent, annual increases imposed by programmers with additional selling power as a result of media consolidation, incremental programming, including new sports services, out-of-home or non-linear programming and attempts by programmers to replace advertising revenue they are losing to online marketing options and as a result of declining viewership ratings. The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins associated with the video product. We have programming contracts that have expired and others that will expire at or before the end of 2016. There can be no assurance that these agreements will be renewed on acceptable, favorable or comparable terms, or at all. Two programmers have filed lawsuits against us regarding which legacy programming arrangements apply after the closing of the Transactions, and there can be no assurance that other programmers will not bring similar suits in the future. To the extent that we are unable to reach agreement with programmers on terms that we believe are reasonable, we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers. Our failure to carry programming that is attractive to our subscribers could adversely impact our subscriber levels, operations and financial results. In addition, if our high-speed data subscribers are unable to access desirable content online because content providers block or limit access by our subscribers as a class, our ability to gain and retain subscribers, especially high-speed data subscribers, may be negatively impacted.

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

Our inability to respond to technological developments and meet customer demand for new products and services could adversely affect our ability to compete effectively.

We operate in a highly competitive, consumer-driven and rapidly changing environment. Our success is, to a large extent, dependent on our ability to acquire, develop, adopt, upgrade and exploit new and existing technologies to address consumers’ changing demands and distinguish our services from those of our competitors. We may not be able to accurately predict technological trends or the success of new products and services. If we choose technologies or equipment that are less effective, cost-efficient or attractive to customers than those chosen by our competitors, if we offer services that fail to appeal to consumers, are not available at competitive prices or that do not function as expected, or we are not able to fund the expenditures necessary to keep pace with technological developments, our competitive position could deteriorate, and our business and financial results could suffer.

The ability of some of our competitors to introduce new technologies, products and services more quickly than we do may adversely affect our competitive position. Furthermore, advances in technology, decreases in the cost of existing technologies or changes in competitors’ product and service offerings may require us in the future to make additional research and development expenditures or to offer at no additional charge or at a lower price certain products and services that we currently offer to customers separately or at a premium. In addition, the uncertainty of our ability, and the costs, to obtain intellectual property rights from third parties could impact our ability to respond to technological advances in a timely and effective manner.

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

We depend on a limited number of third party service providers, suppliers and licensors to supply some of the services, hardware, software and operational support necessary to provide some of our services. Some of our hardware, software and operational support vendors, and service providers represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner, demand exceeds these vendors’ capacity, they experience operating or financial difficulties, they significantly increase the amount we pay for necessary products or services, or they cease production of any necessary product due to lack of demand, profitability or a change in ownership or are otherwise unable to provide the equipment or services we need in a timely manner, at our specifications and at reasonable prices, our ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay our ability to serve our customers. In addition, the existence of only a limited number of vendors of key technologies can lead to less product innovation and higher costs. These events could materially and adversely affect our ability to retain and attract customers and our operations, business, financial results and financial condition.

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

Our business may be adversely affected if we cannot continue to license or enforce the intellectual property rights on which our business depends.

We rely on patent, copyright, trademark and trade secret laws and licenses and other agreements with our employees, customers, suppliers and other parties to establish and maintain our intellectual property rights in technology and the products and services used in our operations. Also, because of the rapid pace of technological change, we both develop our own technologies, products and services and rely on technologies developed or licensed by third parties. However, any of our intellectual property rights could be challenged or invalidated, or such intellectual property rights may not be sufficient to permit us to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm. We may not be able to obtain or continue to obtain licenses from these third parties on reasonable terms, if at all. In addition, claims of intellectual property infringement could require us to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require us to change our business practices or offerings and limit our ability to compete effectively. Even unsuccessful claims can be time-consuming and costly to defend and may divert management’s attention and resources away from our business. In recent years, the number of intellectual property infringement claims has been increasing in the communications and entertainment industries, and, with increasing frequency, we are party to litigation alleging that certain of our services or technologies infringe the intellectual property rights of others.

Various events could disrupt our networks, information systems or properties and could impair our operating activities and negatively impact our reputation and financial results.

Network and information systems technologies are critical to our operating activities, both for our internal uses, such as network management and supplying services to our customers, including customer service operations and programming delivery. Network or information system shutdowns or other service disruptions caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, “cyber attacks,” process breakdowns, denial of service attacks and other malicious activity pose increasing risks. Both unsuccessful and successful “cyber attacks” on companies have continued to increase in frequency, scope and potential harm in recent years. While we develop and maintain systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as techniques used in such attacks become more sophisticated and change frequently. We, and the third parties on which we rely, may be unable to anticipate these techniques or implement adequate preventative measures. While from time to time attempts have been made to access our network, these attempts have not as yet resulted in any material release of information, degradation or disruption to our network and information systems.

Our network and information systems are also vulnerable to damage or interruption from power outages, telecommunications failures, accidents, natural disasters (including extreme weather arising from short-term or any long-term changes in weather patterns), terrorist attacks and similar events. Further, the impacts associated with extreme weather or long-term changes in weather patterns, such as rising sea levels or increased and intensified storm activity, may cause increased business interruptions or may require the relocation of some of our facilities. Our system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities.

Any of these events, if directed at, or experienced by, us or technologies upon which we depend, could have adverse consequences on our network, our customers and our business, including degradation of service, service disruption, excessive call volume to call centers, and damage to our or our customers' equipment and data. Large expenditures may be necessary to repair or replace damaged property, networks or information systems or to protect them from similar events in the future. Moreover, the amount and scope of insurance that we maintain against losses resulting from any such events or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our business that may result. Any such significant service disruption could result in damage to our reputation and credibility, customer dissatisfaction and ultimately a loss of customers or revenue. Any significant loss of customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition and results of operations.

Furthermore, our operating activities could be subject to risks caused by misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks and those of our third-party vendors, including customer, personnel and vendor data. We provide certain confidential, proprietary and personal information to third parties in connection with our business, and there is a risk that this information may be compromised.

As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, information-related risks are increasing, particularly for businesses like ours that process, store and transmit large amount of data, including personal information for our customers. We could be exposed to significant costs if such risks were to materialize, and such events could damage our reputation, credibility and business and have a negative impact on our revenue. We could be subject to regulatory actions and claims made by consumers in private litigations involving privacy issues related to consumer data collection and use practices. We also could be required to expend significant capital and other resources to remedy any such security breach.

For tax purposes, we could experience a deemed ownership change in the future that could limit our ability to use our tax loss carryforwards.

We had approximately $11.5 billion of federal tax net operating loss carryforwards resulting in a gross deferred tax asset of approximately $4.0 billion as of May17, 2016. Federal tax net operating loss carryforwards expire in the years 2019 through 2035. These losses resulted from the operations of Charter Holdco and its subsidiaries. In addition, we had state tax net operating loss carryforwards resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $289 million as of May17, 2016. State tax net operating loss carryforwards generally expire in the years 2016 through 2035.

In the past, we have experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned, directly or indirectly, by “5-percent stockholders” (within the meaning of Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned, directly or indirectly, by such “5-percent stockholders” at any time over the preceding three years. As a result, Charter is subject to an annual limitation on the use of our loss carryforwards which existed at November 30, 2009 for the first “ownership change,” those that existed at May 1, 2013 for the second “ownership change,” and those created at May 18, 2016 for the third "ownership change." The limitation on our ability to use our loss carryforwards, in conjunction with the loss carryforward expiration provisions, could reduce our ability to use a portion of our loss carryforwards to offset future taxable income, which could result in us being required to make material cash tax payments. Our ability to make such income tax payments, if any, will depend at such time on our liquidity or our ability to raise additional capital, and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.

If we were to experience additional ownership changes in the future (as a result of purchases and sales of stock by our “5-percent stockholders,” new issuances or redemptions of our stock, certain acquisitions of our stock and issuances, redemptions, sales or other dispositions or acquisitions of interests in our “5-percent stockholders”), our ability to use our loss carryforwards could become subject to further limitations.

If Legacy TWC’s Separation Transactions (as defined below), including the Distribution (as defined below), do not qualify as tax-free, either as a result of actions taken or not taken by TWC or as a result of the failure of certain representations by Legacy TWC to be true, Legacy TWC has agreed to indemnify Time Warner Inc. for its taxes resulting from such disqualification, which would be significant.

As part of Legacy TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009 (the “Separation”), Time Warner received a private letter ruling from the IRS and Time Warner and TWC received opinions of tax counsel confirming that the transactions undertaken in connection with the Separation, including the transfer by a subsidiary of Time Warner of its 12.43% non-voting common stock interest in TW NY to TWC in exchange for 80 million newly issued shares of Legacy TWC’s Class A common stock, Legacy TWC’s payment of a special cash dividend to holders of Legacy TWC’s outstanding Class A and Class B common stock, the conversion of each share of Legacy TWC’s outstanding Class A and Class B common stock into one share of Legacy TWC common stock, and the pro-rata dividend of all shares of Legacy TWC common stock held by Time Warner to holders of record of Time Warner’s common stock (the “Distribution” and, together with all of the transactions, the “Separation Transactions”), should generally qualify as tax-free to Time Warner and its stockholders for U.S. federal income tax purposes. The ruling and opinions rely on certain facts, assumptions, representations and undertakings from Time Warner and Legacy TWC regarding the past and future conduct of the companies’ businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, Time Warner and its stockholders may not be able to rely on the ruling or the opinions and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions, the IRS could determine on audit that the Separation Transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or for other reasons, including as a result of significant changes in the stock ownership of Time Warner or Legacy TWC after the Distribution.

Under the tax sharing agreement among Time Warner and Legacy TWC, Legacy TWC generally would be required to indemnify Time Warner against its taxes resulting from the failure of any of the Separation Transactions to qualify as tax-free as a result of (i) certain actions or failures to act by Legacy TWC or (ii) the failure of certain representations made by Legacy TWC to be true. In addition, even if Legacy TWC bears no contractual responsibility for taxes related to a failure of the Separation Transactions to qualify for their intended tax treatment, Treasury regulation section 1.1502-6 imposes on Legacy TWC several liability for all Time Warner federal income tax obligations relating to the period during which Legacy TWC was a member of the Time Warner federal consolidated tax group, including the date of the Separation Transactions. Similar provisions may apply under foreign, state or local law. Absent Legacy TWC causing the Separation Transactions to not qualify as tax-free, Time Warner has indemnified Legacy TWC against such several liability arising from a failure of the Separation Transactions to qualify for their intended tax treatment.

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

Additionally, in connection with any acquisitions we complete, including the recently completed Transactions, we may not achieve the growth, synergies or other financial and operating benefits we expected to achieve, and we may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect our operating results or financial position or could otherwise harm our business. Even if we are able to integrate the business operations obtained in such transactions successfully, it is not possible to predict with certainty if or when these cost synergies, growth opportunities and benefits will occur, or the extent to which they actually will be achieved. For example, the benefits from such transactions may be offset by costs incurred in integrating new business operations or in obtaining or attempting to obtain regulatory approvals, or increased operating costs that may be experienced as a result of the transactions. Realization of any benefits and cost synergies could be affected by the factors described in other risk factors and a number of factors beyond our control, as applicable, including, without limitation, general economic conditions, increased operating costs, the response of competitors and vendors and regulatory developments. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology, individually or across multiple opportunities, could divert management and employee time and resources from other matters.

Risks Related to Ownership Position of Liberty Broadband Corporation and Advance/Newhouse Partnership

Liberty Broadband and A/N have governance rights that give them influence over corporate transactions and other matters.

Liberty Broadband currently owns a significant amount of Charter Class A common stock and is entitled to certain governance rights with respect to Charter. A/N currently owns a significant amount of membership interests in our subsidiary Charter Communications Holdings, LLC that are convertible in our Charter Class A common stock and is entitled to certain governance rights with respect to Charter. Members of the Charter board of directors include directors who are also officers and directors of Liberty Broadband and directors who are current or former officers and directors of A/N. Dr. John Malone is the Chairman of Liberty Broadband, and Mr. Greg Maffei is the president and chief executive officer of Liberty Broadband. Steven Miron is the Chief Executive Officer of A/N and Michael Newhouse is an officer or director of several of A/N’s affiliates. As of June 30, 2016, Liberty Broadband beneficially held approximately 17.4% of Charter’s Class A common stock and A/N beneficially held approximately 13.0% of Charter’s Class A common stock, in each case assuming the conversion of the membership interests held by A/N. Pursuant to the stockholders agreement between Liberty Broadband, A/N and Charter dated March 31, 2015, Liberty Broadband currently has the right to designate up to three directors as nominees for Charter’s board of directors and A/N currently has the right to designate up to two directors as nominees for Charter’s board of directors with one designated director to be appointed to each of the audit committee, the nominating and corporate governance committee, the compensation and benefits committee and the Finance Committee, in each case provided that each maintains certain specified voting or equity ownership thresholds and each nominee meets certain applicable requirements or qualifications.

In connection with the TWC Transaction, Liberty Broadband and Liberty Interactive entered into a proxy and right of first refusal agreement, pursuant to which Liberty Interactive granted Liberty Broadband an irrevocable proxy to vote all Charter Class A common stock owned beneficially or of record by Liberty Interactive, with certain exceptions. In addition, at the closing of the Bright House Transaction, A/N and Liberty Broadband entered into a proxy agreement pursuant to which A/N granted to Liberty Broadband a 5-year irrevocable proxy (which we refer to as the “A/N proxy”) to vote, subject to certain exceptions, that number of shares of New Charter Class A common stock and New Charter Class B common stock, in each case held by A/N (such shares are referred to as the “proxy shares”), that will result in Liberty Broadband having voting power in New Charter equal to 25.01% of the outstanding voting power of New Charter, provided, that the voting power of the proxy shares is capped at 7.0% of the outstanding voting power of New Charter. Therefore, giving effect to the Liberty Interactive proxy and the A/N proxy and the voting cap contained in the stockholders agreement, Liberty Broadband has 25.01% of the outstanding voting power in Charter.

The stockholders agreement and Charter’s amended and restated certificate of incorporation fixes the size of the board at 13 directors. Liberty Broadband and A/N are required to vote (subject to the applicable voting cap) their respective shares of Charter Class A common stock and Charter Class B common stock for the director nominees nominated by the nominating and corporate governance committee of the board of directors, including the respective designees of Liberty Broadband and A/N, and against any other nominees, except that, with respect to the unaffiliated directors, Liberty Broadband and A/N must instead vote in the same proportion as the voting securities are voted by stockholders other than A/N and Liberty Broadband or any group which includes any of them are voted, if doing so would cause a different outcome with respect to the unaffiliated directors. As a result of their rights under the stockholders agreement and their significant equity and voting stakes in Charter, Liberty Broadband and/or A/N, who may have interests different from those of other stockholders, will be able to exercise substantial influence over certain matters relating to the governance of Charter, including the approval of significant corporate actions, such as mergers and other business combination transactions.

The stockholders agreement provides A/N and Liberty Broadband with preemptive rights with respect to issuances of Charter equity in connection with certain transactions, and in the event that A/N or Liberty Broadband exercises these rights, holders of Charter Class A common stock may experience further dilution.

The stockholders agreement provides that A/N and Liberty Broadband will have certain contractual preemptive rights over issuances of Charter equity securities in connection with capital raising transactions, merger and acquisition transactions, and in certain other circumstances. Holders of Charter Class A common stock will not be entitled to similar preemptive rights with respect to such transactions. As a result, if Liberty Broadband and/or A/N elect to exercise their preemptive rights, (i) these parties would not experience the dilution experienced by the other holders of Charter Class A common stock, and (ii) such other holders of Charter Class A common stock may experience further dilution of their interest in Charter upon such exercise.

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

Additionally, many aspects of these laws and regulations are often the subject of judicial proceedings and administrative or legislative proposals. There are also ongoing efforts to amend or expand the federal, state, and local regulation of some of the services offered over our cable systems, which may compound the regulatory risks we already face. Congress and various federal agencies are also considering legislation and rules that would further regulate us, such as new privacy restrictions, including new restrictions on the use of personal and profiling information for behavioral advertising, regulation of business data service offerings, and requirements to make video services available on third party set-top boxes and other devices on a disaggregated basis. Congress and various federal agencies are also considering the adoption of new data security and cybersecurity legislation and regulation that could result in additional network and information security requirements for our business. These new laws, as well as existing legal and regulatory obligations, and increased enforcement by the FCC and other agencies, could affect our operations and require significant expenditures.

Changes to existing statutes, rules, regulations, or interpretations thereof, or adoption of new ones, could have an adverse effect on Charter’s business.

Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules, regulations, or interpretations thereof, or prescribe new ones. Any future legislative, judicial, regulatory or administrative actions may increase Charter’s costs or impose additional restrictions on Charter’s businesses. For example, on February 26, 2015, the FCC adopted an order that (1) reclassified broadband Internet service as a Title II service, (2) applied certain existing Title II provisions and associated regulations, (3) forbore from applying a range of other existing Title II provisions and associated regulations, but to varying degrees indicated that this forbearance may be only temporary, and (4) issued new rules expanding disclosure requirements and prohibiting blocking, throttling, paid prioritization, and unreasonable interference with the ability of end users and edge providers to reach each other. The order also subjected broadband providers’ Internet traffic exchange rates and practices to potential FCC oversight for the first time and created a mechanism for third parties to file complaints regarding these matters. The U.S. Court of Appeal upheld the order in full on June 14, 2016, although petitioners have requested a rehearing.

The FCC is considering numerous other regulatory changes. For example, the FCC is considering the appropriate regulatory framework for VoIP service, including whether that service should be regulated under Title II. In addition, the FCC recently issued a proposal to impose new regulations on our point to point transport service as well as other commercial data services (“business data services”). As a result, the FCC may price regulate business data services as common carriage services and impose additional restrictions on contracting terms. Charter cannot predict future developments in these areas, and we are already subject to Charter-specific conditions regarding certain Internet practices as a result of the FCC’s approval of the TWC Transaction and the Bright House Transaction (discussed above), but any changes to the regulatory framework for Charter’s Internet or VoIP services could have a negative impact on its business and results of operations.

The FCC is also considering the possibility of new navigation device rules. On February 18, 2016, the FCC adopted a Notice of Proposed Rulemaking proposing rules that would require us to make disaggregated “information flows” available to set-top boxes and apps supplied by third parties in accordance with standards to be developed by a standard setting body. Various parties have advanced alternative approaches to reduce consumer dependency on traditional operator provided set-top boxes, which the FCC is considering.

In a separate Notice of Proposed Rulemaking, issued by the FCC on April 1, 2016, the FCC proposed extending and expanding customer privacy and information security obligations to broadband Internet service providers. The proposed rules would place heightened restrictions on the use of customer information that Internet service providers obtain from the provision of broadband Internet access service (including increased notice, consumer choice, and security), and the proposed rules are inconsistent with many existing privacy and security frameworks.

It remains uncertain what rules, if any, will ultimately be adopted in these proceedings and what operating or financial impact any such rules might have on us, including on the security of the content we obtain from programmers that is delivered over any third party navigation device, customer privacy and the user experience. In addition, the FCC’s Enforcement Bureau has been actively investigating certain industry practices of various companies and imposing forfeitures for alleged regulatory violations.

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

Broadband delivery of video content is not necessarily subject to the same franchising obligations applicable to our traditional cable systems. The FCC administers a program that collects Universal Service Fund contributions from telecommunications service providers and uses them to subsidize the provision of telecommunications services in high-cost areas and to low-income consumers and the provision of Internet and telecommunications services to schools, libraries and certain health care providers. A variety of regulatory changes may lead the FCC to expand the collection of Universal Service Fund contributions to encompass Internet service providers. The FCC already has begun to redirect the expenditure of some Universal Service Fund subsidies to broadband deployment in ways that could assist competitors.

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

Cable operators also face significant regulation of their video channel carriage. We can be required to devote substantial capacity to the carriage of programming that we might not carry voluntarily, including certain local broadcast signals; local public, educational and governmental access (“PEG”) programming; and unaffiliated, commercial leased access programming (required channel capacity for use by persons unaffiliated with the cable operator who desire to distribute programming over a cable system). The FCC adopted revised commercial leased access rules which would dramatically reduce the rate we can charge for leasing this capacity and dramatically increase our administrative burdens, but these remain stayed while under appeal. Legislation has been introduced in Congress in the past that, if adopted, could impact our carriage of broadcast signals by eliminating the cable industry’s compulsory copyright license. The FCC also continues to consider changes to the rules affecting the relationship between programmers (including broadcasters) and multichannel video distributors. Future regulatory changes could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, increase our programming costs, and limit our ability to offer services that would maximize our revenue potential. It is possible that other legal restraints will be adopted limiting our discretion over programming decisions.

Our voice service is subject to regulatory burdens which may increase, causing us to incur additional costs.

We offer voice communications services over our broadband network using VoIP services. The FCC has ruled that competitive telephone companies that support VoIP services, such as those we offer our customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensures that our VoIP services can compete in the market. The scope of these interconnection rights are being reviewed in a current FCC proceeding, which may affect our ability to compete in the provision of voice services or result in additional costs. The FCC has also declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear, and at least one state (Minnesota) has asserted jurisdiction over the company’s VoIP services. We have filed a legal challenge to that jurisdictional assertion, which is now pending before a federal district court in Minnesota. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs. The FCC has already extended certain traditional telecommunications carrier requirements to many VoIP providers such as us, including E911, Universal Service fund collection, CALEA, privacy of Customer Proprietary Network Information, number porting, network outage reporting, rural call completion reporting, back-up power obligations, disability access and discontinuance of service requirements.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the TWC Transaction, Legacy Charter and Liberty Broadband completed their previously announced transactions pursuant to their investment agreement, in which Liberty Broadband purchased approximately 22.0 million shares of Charter Class A common stock valued at $4.3 billion at the closing of the TWC Transaction to partially finance the cash portion of the TWC Transaction consideration. In connection with the Bright House Transaction, Liberty Broadband purchased approximately 3.7 million shares of Charter Class A common stock valued at $700 million at the closing of the Bright House Transaction.

(C) Purchases of Equity Securities by the Issuer

The following table presents Charter's purchases of equity securities completed during the second quarter of 2016 (after applying the Parent Merger Exchange Ratio) representing shares withheld from employees primarily for the payment of taxes upon the vesting of equity awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2016	29,522	$227.12	N/A	N/A
May 1 - 31, 2016	38,370	$226.13	N/A	N/A
June 1 - 30, 2016	301,521	$224.52	N/A	N/A

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President - Finance, Controller and
Date: August 9, 2016		Chief Accounting Officer

S- 1

Exhibit Index

Exhibit	Description

2.1
Agreement and Plan of Mergers, dated as of May 23, 2015, among Time Warner Cable Inc. ("TWC"), Charter Communications, Inc. ("Legacy Charter"), CCH I, LLC (now known as Charter Communications, Inc. "Charter"), and certain other parties thereto (incorporated herein by reference to Exhibit 2.1 to Charter's Registration Statement on Form S-4 dated and filed with the SEC on June 25, 2015 (Registration No. 333-205240) (the "Merger Form S-4")).

2.2
Contribution Agreement, dated as of March 31, 2015, as amended on May 23, 2015, by and among Legacy Charter, Charter, Advance/Newhouse Partnership ("A/N") and certain other parties thereto (incorporated herein by reference to Exhibit 2.2 to the Merger Form S-4).

3.1	Amended and Restated Certificate of Incorporation of Charter (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K of Charter Communications, Inc. filed May 19, 2016).
3.2	Bylaws of Charter (incorporated herein by reference to Exhibit 3.2 to the current report on Form 8-K of Charter Communications, Inc. filed May 19, 2016).
4.1
Seventh Supplemental Indenture, dated as of April 21, 2016, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Charter Communications, Inc. filed April 27, 2016).

4.2
Second Supplemental Indenture, dated as of May 18, 2016, by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., CCO Safari II, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Charter Communications, Inc. filed May 24, 2016).

4.3
Third Supplemental Indenture, dated as of May 18, 2016, by and among CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated herein by reference to Exhibit 4.2 to the current report on Form 8-K of Charter Communications, Inc. filed May 24, 2016).

4.4
Second Supplemental Indenture, dated as of May 18, 2016, by and among CCO Holdings, LLC, CCO Holdings Capital Corp., CCOH Safari, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to the current report on Form 8-K of Charter Communications, Inc. filed May 24, 2016).

4.5
Indenture, dated as of April 30, 1992 (the “TWCE Indenture”), as amended by the First Supplemental Indenture, dated as of June 30, 1992, among Time Warner Entertainment Company, L.P. (“TWE”), Time Warner Companies, Inc. (“TWCI”), certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibits 10(g) and 10(h) to TWCI’s current report on Form 8-K dated June 26, 1992 and filed with the SEC on July 15, 1992 (File No. 1-8637)).

4.6
Second Supplemental Indenture to the TWCE Indenture, dated as of December 9, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TWE’s Registration Statement on Form S-4 dated and filed with the SEC on October 25, 1993 (Registration No. 33-67688) (the “TWE October 25, 1993 Registration Statement”)).

4.7
Third Supplemental Indenture to the TWCE Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.3 to the TWE October 25, 1993 Registration Statement).

4.8
Fourth Supplemental Indenture to the TWCE Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.4 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1993 and filed with the SEC on March 30, 1994 (File No. 1-12878)).

4.9
Fifth Supplemental Indenture to the TWCE Indenture, dated as of December 28, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.5 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1994 and filed with the SEC on March 30, 1995 (File No. 1-12878)).

4.10
Sixth Supplemental Indenture to the TWCE Indenture, dated as of September 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.7 to Historic TW Inc.’s (“Historic TW”) Annual Report on Form 10-K for the year ended December 31, 1997 and filed with the SEC on March 25, 1998 (File No. 1-12259) (the “Time Warner 1997 Form 10-K”)).

4.11
Seventh Supplemental Indenture to the TWCE Indenture, dated as of December 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.8 to the Time Warner 1997 Form 10-K).

4.12
Eighth Supplemental Indenture to the TWCE Indenture, dated as of December 9, 2003, among Historic TW, TWE, Warner Communications Inc. (“WCI”), American Television and Communications Corporation (“ATC”), TWC and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.10 to Time Warner Inc.’s (“Time Warner”) Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-15062)).

4.13
Ninth Supplemental Indenture to the TWCE Indenture, dated as of November 1, 2004, among Historic TW, TWE, Time Warner NY Cable Inc., WCI, ATC, TWC and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-15062)).

4.14
Tenth Supplemental Indenture to the TWCE Indenture, dated as of October 18, 2006, among Historic TW, TWE, TW NY Cable Holding Inc. (“TW NY”), Time Warner NY Cable LLC (“TW NY Cable”), TWC, WCI, ATC and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner’s current report on Form 8-K dated and filed October 18, 2006 (File No. 1-15062)).

4.15
Eleventh Supplemental Indenture to the TWCE Indenture, dated as of November 2, 2006, among TWE, TW NY, TWC and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 99.1 to Time Warner’s current report on Form 8-K dated and filed November 2, 2006 (File No. 1-15062)).

4.16
Twelfth Supplemental Indenture to the TWCE Indenture, dated as of September 30, 2012, among Time Warner Cable Enterprises LLC (“TWCE”), TWC, TW NY, Time Warner Cable Internet Holdings II LLC (“TWC Internet Holdings II”) and The Bank of New York Mellon, as trustee, supplementing the Indenture dated April 30, 1992, as amended (incorporated herein by reference to Exhibit 4.2 to TWC’s current report on Form 8-K dated September 30, 2012 and filed with the SEC on October 1, 2012 (File No. 1-33335) (the “TWC September 30, 2012 Form 8-K”)).

4.17
Thirteenth Supplemental Indenture to the TWCE Indenture, dated as of May 18, 2016, among TWCE, the guarantors party thereto and The Bank of New York Mellon (formerly known as the Bank of New York), as Trustee (incorporated herein by reference to Exhibit 4.4 to the current report on Form 8-K of Charter Communications, Inc. filed May 24, 2016).

4.18
Indenture, dated as of April 9, 2007 (the “TWC Indenture”), among TWC, TW NY, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated April 4, 2007 and filed with the SEC on April 9, 2007 (File No. 1-33335) (the “TWC April 4, 2007 Form 8-K”)).

4.19
First Supplemental Indenture to the TWC Indenture, dated as of April 9, 2007, among TWC, TW NY, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).

4.20
Second Supplemental Indenture to the TWC Indenture, dated as of September 30, 2012, among TWC, TW NY, TWCE, TWC Internet Holdings II and The Bank of New York Mellon, as trustee, supplementing the Indenture dated April 9, 2007, as amended (incorporated herein by reference to Exhibit 4.1 to the TWC September 30, 2012 Form 8-K).

4.21
Third Supplemental Indenture to the TWC Indenture, dated as of May 18, 2016, by and among TWC, TWC NewCo LLC and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.5 to the current report on Form 8-K of Charter Communications, Inc. filed May 24, 2016).

4.22
Fourth Supplemental Indenture to the TWC Indenture, dated as of May 18, 2016, by and among TWC NewCo LLC, the guarantors party thereto and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.6 to the current report on Form 8-K of Charter Communications, Inc. filed May 24, 2016).

4.23	Form of TWC 5.85% Exchange Notes due 2017 (included as Exhibit B to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.24	Form of TWC 6.55% Exchange Debentures due 2037 (included as Exhibit C to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.25
Form of TWC 6.75% Notes due 2018 (incorporated herein by reference to Exhibit 4.2 to TWC’s current report on Form 8-K dated June 16, 2008 and filed with the SEC on June 19, 2008 (File No. 1-33335) (the “TWC June 16, 2008 Form 8-K”)).

4.26	Form of TWC 7.30% Debentures due 2038 (incorporated herein by reference to Exhibit 4.3 to the TWC June 16, 2008 Form 8-K).
4.27
Form of TWC 8.75% Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to TWC’s current report on Form 8-K dated November 13, 2008 and filed with the SEC on November 18, 2008) (File No. 1-33335).

4.28	Form of TWC 8.25% Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to TWC’s current report on Form 8-K dated March 23, 2009 and filed with the SEC on March 26, 2009 (File No. 1-33335)).
4.29
Form of TWC 6.75% Debentures due 2039 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated June 24, 2009 and filed with the SEC on June 29, 2009 (File No. 1-33335)).

4.30
Form of TWC 3.5% Notes due 2015 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated December 8, 2009 and filed with the SEC on December 11, 2009 (File No. 1-33335 (the “TWC December 8,2009 Form 8-K”)).

4.31	Form of TWC 5.0% Notes due 2020 (incorporated herein by reference to Exhibit 4.2 to the TWC December 8, 2009 Form 8-K).
4.32
Form of TWC 4.125% Notes due 2021 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated November 9, 2010 and filed with the SEC on November 15, 2010 (File No. 1-33335) (the “TWC November 9, 2010 Form 8-K”)).

4.33	Form of TWC 5.875% Debentures due 2040 (incorporated herein by reference to Exhibit 4.2 to the TWC November 9, 2010 Form 8-K).
4.34	Form of TWC 5.75% Note due 2031 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated and filed with the SEC on May 26, 2011 (File No. 1-33335)).
4.35
Form of TWC 4% Note due 2021 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated September 7, 2011 and filed with the SEC on September 12, 2011 (File No. 1-33335) (the “TWC September 7, 2011 Form 8-K”)).

4.36	Form of TWC 5.5% Debenture due 2041 (incorporated herein by reference to Exhibit 4.2 to the TWC September 7, 2011 Form 8-K).
4.37
Form of TWC 4.5% Debenture due 2042 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated August 7, 2012 and filed with the SEC on August 10, 2012 (File No. 1-33335)).

4.38	Form of TWC 5.25% Note due 2042 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated and filed with the SEC on June 27, 2012 (File No. 1-33335)).
10.1	Form of 5.500% Senior Notes due 2026 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed April 27, 2016).
10.2
Exchange and Registration Rights Agreement, dated April 21, 2016, relating to the 5.500% Senior Notes due 2026, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., UBS Securities LLC and Wells Fargo Securities, LLC, as representatives of the several Purchasers (as defined therein) (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed April 27, 2016).

10.3
Operating Agreement of Charter Communications Holdings, LLC ("Charter Holdings"), dated as of May 18, 2016, by and among Charter Holdings, Charter, A/N and the other party or parties thereto (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed May 19, 2016).

10.4
Exchange Agreement, dated as of May 18, 2016, by and among Charter Holdings, Charter, A/N and the other party or parties thereto (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed May 19, 2016).

10.5
Registration Rights Agreement, dated as of May 18, 2016, by and among Charter, A/N and Liberty Broadband Corporation (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed May 19, 2016).

10.6
Tax Receivables Agreement, dated as of May 18, 2016, by and among Charter, A/N and the other party or parties thereto (incorporated herein by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed May 19, 2016).

10.7
Amended and Restated Employment Agreement, dated as of May 17, 2016, between Charter and Thomas M. Rutledge (incorporated herein by reference to Exhibit 10.5 to the current report on Form 8-K of Charter Communications, Inc. filed May 19, 2016).

10.8
Charter Amended and Restated 2009 Stock Incentive Plan, as amended through May 18, 2016 (incorporated herein by reference to Exhibit 10.6 to the current report on Form 8-K of Charter Communications, Inc. filed May 19, 2016).

10.9
Joinder Agreement to Registration Rights Agreement, dated as of May 18, 2016, by and among CCO Safari II, LLC, CCH II, LLC, Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., CCO Holdings, LLC and the other guarantors party thereto (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed May 24, 2016).

10.10
Joinder Agreement to Registration Rights Agreement, dated as of May 18, 2016, by CCO Holdings, LLC and CCO Holdings Capital Corp (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed May 24, 2016).

10.11
Escrow Assumption Agreement, dated as of May 18, 2016, by and among CCO Safari III, LLC, Charter Communications Operating, LLC, Bank of America, N.A., as escrow administrative agent and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed May 24, 2016).

10.12
Incremental Activation Notice, dated as of May 18, 2016, by and among Charter Communications Operating, LLC, CCO Holdings, LLC, the subsidiary guarantors party thereto, Bank of America, N.A., as administrative agent and the lenders party thereto (incorporated herein by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed May 24, 2016).

10.13
Restatement Agreement dated as of May 18, 2016, by and among Charter Communications Operating, LLC, CCO Holdings, LLC, the subsidiary guarantors party thereto, Bank of America, N.A., as administrative agent and the lenders party thereto (incorporated herein by reference to Exhibit 10.5 to the current report on Form 8-K of Charter Communications, Inc. filed May 24, 2016).

10.14
Collateral Agreement, dated as of May 18, 2016, by Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and the other grantors party thereto in favor of The Bank of New York Mellon Trust Company, N.A., as collateral agent (incorporated herein by reference to Exhibit 10.6 to the current report on Form 8-K of Charter Communications, Inc. filed May 24, 2016).

10.15
First Lien Intercreditor Agreement, dated as of May 18, 2016, by and among Charter Communications Operating, LLC, the other grantors party thereto, Bank of America, N.A., as credit agreement collateral agent for the credit agreement secured parties, The Bank of New York Mellon Trust Company, N.A., as notes collateral agent for the indenture secured parties, and each additional agent from time to time party thereto (incorporated herein by reference to Exhibit 10.7 to the current report on Form 8-K of Charter Communications, Inc. filed May 24, 2016).

10.16
Time Warner Cable Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.45 to TWC’s current report on Form 8-K dated February 13, 2007 and filed with the SEC on February 13, 2007).

10.17
Time Warner Cable Inc. 2006 Stock Incentive Plan, as amended, effective March 12, 2009 (incorporated herein by reference to Exhibit 10.1 to TWC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.18	Time Warner Cable Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Annex A to TWC’s definitive Proxy Statement dated April 6, 2011 and filed with the SEC on April 6, 2011).
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
99.1*	Reconciliation of pro forma financial information.
101**
The following financial statements from Charter Communications, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, filed with the Securities and Exchange Commission on August 9, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

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

E- 4