Form 10-Q
period 2016-09-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2016-11-03
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
or

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

Number of shares of Class A common stock outstanding as of September 30, 2016: 270,665,391

Number of shares of Class B common stock outstanding as of September 30, 2016: 1

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2016

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2016. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “Charter,” “we,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries.

i

Explanatory Note
On May 18, 2016, Charter Communications, Inc. (formerly known as CCH I, LLC, the “Company” or “Charter”) completed its previously reported merger transactions among Charter, Time Warner Cable Inc. (“Legacy TWC”), Charter Communications, Inc. (“Legacy Charter”), and certain other subsidiaries of Charter (the “TWC Transaction”). Also on May 18, 2016, Charter completed its previously reported acquisition of Bright House Networks, LLC (“Legacy Bright House”) from Advance/Newhouse Partnership (the “Bright House Transaction,” and, together with the TWC Transaction, the “Transactions”). As a result of the Transactions, Charter became the new public parent company that holds the combined operations of Legacy Charter, Legacy TWC and Legacy Bright House and was renamed Charter Communications, Inc. The financial statements presented in this quarterly report reflect the operations of Legacy Charter through May 17, 2016 and the Company on and after May 18, 2016. See Part I, Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 2, “Mergers and Acquisitions - Selected Pro Forma Financial Information” for certain financial information presented as if the Transactions had closed on January 1, 2015. Also see Exhibit 99.1 in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016 for pro forma financial information for each quarter of 2015 and the first and second quarter of 2016. Throughout this report references to the “Company” or to “Charter” refer to the combined company following the completion of the Transactions.

As a result of the Transactions and by operation of Rule 12g-3(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Charter is the successor issuer to Legacy Charter and succeeds to the attributes of Legacy Charter as the registrant. Charter’s Class A common stock is deemed to be registered under Section 12(b) of the Exchange Act, and Charter is subject to the Exchange Act to the same extent as Legacy Charter.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations as reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” under Part II, Item 1A of this quarterly report on Form 10-Q. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” “aim,” “on track,” “target,” “opportunity,” “tentative,” “positioning,” “designed,” “create,” “predict,” “project,” “initiatives,” “seek,” “would,” “could,” “continue,” “ongoing,” “upside,” “increases” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report on Form 10-Q, in our annual report on Form 10-K, and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

•
changes in Legacy Charter, Legacy TWC or Legacy Bright House operations’ businesses, future cash requirements, capital requirements, results of operations, revenues, financial condition and/or cash flows;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,165	$5
Accounts receivable, less allowance for doubtful accounts of
$134 and $21, respectively	1,242	279
Prepaid expenses and other current assets	374	61
Total current assets	2,781	345

RESTRICTED CASH AND CASH EQUIVALENTS	—	22,264

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $9,499 and $6,518, respectively	32,881	8,345
Franchises	66,245	6,006
Customer relationships, net	15,439	856
Goodwill	30,165	1,168
Total investment in cable properties, net	144,730	16,375

OTHER NONCURRENT ASSETS	1,386	332

Total assets	$148,897	$39,316

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,597	$1,972
Current portion of long-term debt	2,050	—
Total current liabilities	8,647	1,972

LONG-TERM DEBT	59,946	35,723
DEFERRED INCOME TAXES	26,260	1,590
OTHER LONG-TERM LIABILITIES	2,969	77

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.001 par value; 900 million shares authorized;
272,490,230 and 112,438,828 shares issued, respectively	—	—
Class B common stock; $.001 par value; 25 million shares authorized;
1 and no shares issued and outstanding, respectively	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no shares issued and outstanding	—	—
Additional paid-in capital	39,726	2,028
Retained earnings (accumulated deficit)	1,007	(2,061)
Treasury stock at cost; 1,824,839 and no shares, respectively	(448)	—
Accumulated other comprehensive loss	(8)	(13)
Total Charter shareholders’ equity (deficit)	40,277	(46)
Noncontrolling interests	10,798	—
Total shareholders’ equity (deficit)	51,075	(46)

Total liabilities and shareholders’ equity (deficit)	$148,897	$39,316

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUES	$10,037	$2,450	$18,728	$7,242

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	6,482	1,620	12,157	4,802
Depreciation and amortization	2,437	538	4,412	1,580
Other operating expenses, net	194	19	243	69
	9,113	2,177	16,812	6,451

Income from operations	924	273	1,916	791

OTHER EXPENSES:
Interest expense, net	(724)	(353)	(1,771)	(871)
Loss on extinguishment of debt	—	—	(110)	(128)
Gain (loss) on financial instruments, net	71	(5)	16	(10)
Other expense, net	(5)	(3)	(10)	(3)
	(658)	(361)	(1,875)	(1,012)

Income (loss) before income taxes	266	(88)	41	(221)
Income tax benefit (expense)	(16)	142	3,135	72
Consolidated net income (loss)	250	54	3,176	(149)
Less: Net income attributable to noncontrolling interests	(61)	—	(108)	—

Net income (loss) attributable to Charter shareholders	$189	$54	$3,068	$(149)

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$0.70	$0.54	$16.52	$(1.48)
Diluted	$0.69	$0.53	$15.23	$(1.48)

Weighted average common shares outstanding, basic	271,263,259	101,205,400	185,706,106	101,080,587
Weighted average common shares outstanding, diluted	275,373,202	102,481,924	208,460,148	101,080,587

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Consolidated net income (loss)	$250	$54	$3,176	$(149)
Net impact of interest rate derivative instruments, net of tax	2	2	6	7
Foreign currency translation adjustment	(1)	—	(1)	—

Consolidated comprehensive income (loss)	251	56	3,181	(142)
Less: Net income attributable to noncontrolling interests	(61)	—	(108)	—
Comprehensive income (loss) attributable to Charter shareholders	$190	$56	$3,073	$(142)

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(dollars in millions)
Unaudited

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Charter Shareholders’ Equity (Deficit)	Non-controlling Interests	Total Shareholders’ Equity (Deficit)

BALANCE, December 31, 2014	$—	$—	$1,930	$(1,762)	$—	$(22)	$146	$—	$146
Net loss	—	—	—	(149)	—	—	(149)	—	(149)
Changes in accumulated other comprehensive loss, net	—	—	—	—	—	7	7	—	7
Stock compensation expense, net	—	—	58	—	—	—	58	—	58
Exercise of stock options	—	—	22	—	—	—	22	—	22
Purchase of treasury stock	—	—	—	—	(24)	—	(24)	—	(24)
BALANCE, September 30, 2015	$—	$—	$2,010	$(1,911)	$(24)	$(15)	$60	$—	$60

BALANCE, December 31, 2015	$—	$—	$2,028	$(2,061)	$—	$(13)	$(46)	$—	$(46)
Net income	—	—	—	3,068	—	—	3,068	108	3,176
Changes in accumulated other comprehensive loss, net	—	—	—	—	—	5	5	—	5
Stock compensation expense, net	—	—	168	—	—	—	168	—	168
Accelerated vesting of equity awards	—	—	202	—	—	—	202	—	202
Settlement of restricted stock units	—	—	(59)	—	—	—	(59)	—	(59)
Exercise of stock options	—	—	71	—	—	—	71	—	71
Purchase of treasury stock	—	—	—	—	(448)	—	(448)	—	(448)
Issuance of shares to Liberty Broadband for cash	—	—	5,000	—	—	—	5,000	—	5,000
Converted TWC Awards in the TWC Transaction	—	—	514	—	—	—	514	—	514
Issuance of shares in TWC Transaction	—	—	32,164	—	—	—	32,164	—	32,164
Issuance of subsidiary equity in Bright House Transaction	—	—	—	—	—	—	—	10,134	10,134
Partnership formation and change in ownership, net of tax	—	—	(362)	—	—	—	(362)	587	225
Payment of preferred dividend to noncontrolling interest	—	—	—	—	—	—	—	(55)	(55)
Noncontrolling interests assumed in acquisitions	—	—	—	—	—	—	—	24	24
BALANCE, September 30, 2016	$—	$—	$39,726	$1,007	$(448)	$(8)	$40,277	$10,798	$51,075

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$3,176	$(149)
Adjustments to reconcile consolidated net income (loss) to net cash flows from operating activities:
Depreciation and amortization	4,412	1,580
Stock compensation expense	168	58
Accelerated vesting of equity awards	202	—
Noncash interest (income) expense, net	(148)	21
Other pension benefits	(533)	—
Loss on extinguishment of debt	110	128
(Gain) loss on financial instruments, net	(16)	10
Deferred income taxes	(3,170)	(76)
Other, net	—	8
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2)	(7)
Prepaid expenses and other assets	85	(19)
Accounts payable, accrued liabilities and other	531	194
Net cash flows from operating activities	4,815	1,748

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,437)	(1,292)
Change in accrued expenses related to capital expenditures	86	11
Purchases of cable systems, net of cash acquired	(28,810)	—
Change in restricted cash and cash equivalents	22,264	(12,515)
Other, net	(8)	(69)
Net cash flows from investing activities	(9,905)	(13,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	5,997	23,062
Repayments of long-term debt	(4,120)	(10,911)
Payments for debt issuance costs	(283)	(35)
Issuance of equity	5,000	—
Purchase of treasury stock	(448)	(24)
Proceeds from exercise of stock options	71	22
Payment of preferred dividend to noncontrolling interest	(55)	—
Proceeds from termination of interest rate derivatives	88	—
Net cash flows from financing activities	6,250	12,114

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,160	(3)
CASH AND CASH EQUIVALENTS, beginning of period	5	3
CASH AND CASH EQUIVALENTS, end of period	$1,165	$—

CASH PAID FOR INTEREST	$1,964	$747

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

1.    Organization and Basis of Presentation

Organization

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter,” or the “Company”) is the second largest cable operator in the United States and a leading broadband communications company providing video, Internet and voice services to residential and business customers. The Company also sells video and online advertising inventory to local, regional and national advertising customers, and networking and enterprise-class, cloud-enabled hosting, managed applications and transport services to business customers and owns and operates regional sports networks and local sports, news and lifestyle channels. The Company’s residential services also include security and home management services.

Charter is a holding company whose principal asset is a controlling equity interest in Charter Communications Holdings, LLC (“Charter Holdings”), an indirect owner of Charter Communications Operating, LLC (“Charter Operating”) under which substantially all of the operations reside. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Company’s operations are managed and reported to its Chief Executive Officer (“CEO”), the Company’s chief operating decision maker, on a consolidated basis. The CEO assesses performance and allocates resources based on the consolidated results of operations. Under this organizational and reporting structure, the Company has one reportable segment, cable services.

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

2.     Mergers and Acquisitions

TWC Transaction

On May 18, 2016, the transactions contemplated by the Agreement and Plan of Mergers dated as of May 23, 2015 (the “Merger Agreement”), by and among Time Warner Cable Inc. (“Legacy TWC”), Charter Communications, Inc. prior to the closing of the Merger Agreement (“Legacy Charter”), CCH I, LLC, previously a wholly owned subsidiary of Legacy Charter (“New Charter”) and certain other subsidiaries of New Charter were completed (the “TWC Transaction,” and together with the Bright House Transaction described below, the “Transactions”). As a result of the TWC Transaction, New Charter became the new public parent company that holds the operations of the combined companies and was renamed Charter Communications, Inc.

Pursuant to the terms of the Merger Agreement, upon consummation of the TWC Transaction, each outstanding share of Legacy TWC common stock (other than Legacy TWC common stock held by Liberty Broadband Corporation (“Liberty Broadband”) and Liberty Interactive Corporation (“Liberty Interactive” and, collectively, the “Liberty Parties”)), was converted into the right to receive, at the option of each such holder of Legacy TWC common stock, either (a) $100 in cash and Charter Class A common stock equivalent to 0.5409 shares of Legacy Charter Class A common stock (the “Option A Consideration”) or (b) $115 in cash and Charter Class A common stock equivalent to 0.4562 shares of Legacy Charter Class A common stock (the “Option B

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Consideration”). The actual number of shares of Charter Class A common stock that Legacy TWC stockholders received, excluding the Liberty Parties, was calculated by multiplying the exchange ratios of 0.5409 or 0.4562 specified above by 0.9042 (the “Parent Merger Exchange Ratio”), which was also the exchange ratio that was used to determine the number of shares of Charter Class A common stock that Legacy Charter stockholders received per share of Legacy Charter Class A common stock. Such exchange ratio did not impact the aggregate value represented by the shares of Charter Class A common stock issued in the TWC Transaction; however, it did impact the actual number of shares issued in the TWC Transaction.

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

As of the date of completion of the Transactions, the total value of the TWC Transaction was approximately $85 billion, including cash, equity and Legacy TWC assumed debt. The purchase price also included an estimated pre-combination vesting period fair value of $514 million for Legacy TWC equity awards converted into Charter awards upon closing of the TWC Transaction (“Converted TWC Awards”) and $69 million of cash paid to former Legacy TWC employees and non-employee directors who held equity awards, whether vested or not vested.

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

Liberty Transaction

In connection with the TWC Transaction, Legacy Charter and Liberty Broadband completed their previously announced transactions pursuant to their investment agreement, in which Liberty Broadband purchased for cash approximately 22.0 million shares of Charter Class A common stock valued at $4.3 billion at the closing of the TWC Transaction to partially finance the cash portion of the TWC Transaction consideration, and in connection with the Bright House Transaction, Liberty Broadband purchased approximately 3.7 million shares of Charter Class A common stock valued at $700 million at the closing of the Bright House Transaction (the “Liberty Transaction”).

Financing for the Transactions

Charter partially financed the cash portion of the purchase price of the Transactions with additional indebtedness and cash on hand.  In 2015, Legacy Charter issued $15.5 billion aggregate principal amount of CCO Safari II, LLC (“CCO Safari II”) senior secured notes, $3.8 billion aggregate principal amount of CCO Safari III, LLC (“CCO Safari III”) senior secured bank loans and $2.5 billion aggregate principal amount of CCOH Safari, LLC (“CCOH Safari”) senior unsecured notes.  The net proceeds were initially deposited into escrow accounts. Upon closing of the TWC Transaction, the proceeds were released from escrow and the CCOH Safari notes became obligations of CCO Holdings, LLC (“CCO Holdings”), an indirect wholly-owned subsidiary of Charter Holdings, and CCO Holdings Capital Corp. (“CCO Holdings Capital”), and the CCO Safari II notes and CCO Safari III credit facilities became obligations of Charter Operating and Charter Communications Operating Capital Corp. CCOH Safari merged into CCO Holdings and CCO Safari II and CCO Safari III merged into Charter Operating. In connection with the closing of the Bright House Transaction, Charter Operating closed on a $2.6 billion aggregate principal amount term loan A facility (“Term Loan A”). See Note 7.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Acquisition Accounting

The Transactions enable Charter to apply its operating strategy to a larger set of assets, accelerate product development and innovation through greater scale as well as more effectively compete in medium and large commercial markets. The operating results of Legacy TWC and Legacy Bright House have been included in the Company’s consolidated statements of operations for the period from the date of the Transactions through September 30, 2016. For the three and nine months ended September 30, 2016, revenues included in the Company’s consolidated statements of operations were $6.4 billion and $9.5 billion, respectively, and consolidated net income was $83 million and $319 million, respectively, for Legacy TWC. For the three and nine months ended September 30, 2016, revenues included in the Company’s consolidated statements of operations were $1.0 billion and $1.5 billion, respectively, and consolidated net income was $84 million and $125 million, respectively, for Legacy Bright House. Consolidated net income includes non-operating expenses such as interest expense and income taxes based on what is included in the respective legal entities and does not include allocations of additional corporate level non-operating expenses.

Charter applied acquisition accounting to the Transactions. The total purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The fair values were primarily based on third-party valuations using assumptions developed by management and other information compiled by management including, but not limited to, future expected cash flows. The excess of the purchase price over those fair values was recorded as goodwill. Goodwill recognized in the Transactions is representative of resources that do not meet the definition of an identifiable intangible asset and include buy-side synergies, economies of scale of the combined operations, increased market share, assembled workforces and improved credit rating.

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

Franchise rights and customer relationships were valued using an income approach model based on the present value of the estimated discrete future cash flows attributable to each of the intangible assets identified. See Note 6 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for more information on the income approach model. The weighted average life of customer relationships acquired in the TWC Transaction and Bright House Transaction was 11 years and 10 years, respectively.

The fair value of equity investments was based on either applying implied multiples to estimated cash flows or utilizing a discounted cash flow model. The implied multiples were estimated based on precedent transactions and comparable companies. The discounted cash flow model required estimating the present value of future cash flows of the investee.

Legacy TWC long-term debt assumed was adjusted to fair value based on quoted market prices. At the acquisition date, the quoted market values of all but two of Legacy TWC’s bonds were higher than the principal amount of the related debt instrument, which resulted in the recognition of a net debt premium of approximately $2.4 billion. The quoted market value of a debt instrument is

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

higher than the principal amount of the debt when the market interest rates are lower than the stated interest rate of the debt. This debt premium is amortized as a reduction to interest expense over the remaining life of the applicable debt.

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

The Charter Class A common stock issued to Legacy TWC stockholders and Charter Holdings common units issued to A/N were valued based on the opening share price of Charter Class A common stock on the acquisition date. The convertible preferred units of Charter Holdings issued to A/N were valued at approximately $3.2 billion based on a binomial lattice model for convertible bonds that models the future changes in the common equity value of Charter. The valuation relies on management’s assumptions including risk-free interest rate, volatility and discount yield. The pre-combination vesting period fair value of the Converted TWC Awards was based on the portion of the requisite service period completed at the acquisition date by Legacy TWC employee award holders applied to the total fair value of the Converted TWC Awards. See Note 18 for fair value assumptions considered in acquisition accounting for the Converted TWC Awards.

The allocation of the purchase price to tangible and intangible assets and certain liabilities is preliminary and is subject to change based on finalization and review of such valuations. During the measurement period, the Company will continue to obtain information to assist in finalizing the fair value of net assets acquired, which may differ materially from the preliminary estimates. The Company will apply any measurement period adjustments, including any related impacts to net income (loss), in the reporting period in which the adjustments are determined. The tables below present the calculation of the purchase price and the preliminary allocation of the purchase price to the assets acquired and liabilities assumed in the Transactions.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

TWC Preliminary Allocation of Purchase Price

Cash and cash equivalents	$1,058
Current assets	1,309
Property, plant and equipment	21,431
Franchises	53,395
Customer relationships	13,700
Goodwill	28,459
Other noncurrent assets	1,061
Accounts payable and accrued liabilities	(3,752)
Debt	(24,900)
Deferred income taxes	(28,071)
Other long-term liabilities	(3,169)
Noncontrolling interests	(4)
$60,517

During the three months ended September 30, 2016, the Company made measurement period adjustments to the fair value of certain assets acquired and liabilities assumed in the TWC Transaction, including a decrease of $145 million to property, plant and equipment; an increase of $25 million to accrued liabilities; a decrease of $81 million to deferred income taxes; and an increase in other long-term liabilities of $2 million resulting in a net increase of $91 million to goodwill.  The measurement period adjustment to property, plant and equipment also resulted in an increase of $12 million in depreciation expense relating to the prior quarter that was recorded in the third quarter of 2016.  The Company expects to record additional measurement period adjustments in future periods.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Bright House Preliminary Allocation of Purchase Price

Current assets	$132
Property, plant and equipment	2,884
Franchises	6,844
Customer relationships	2,040
Goodwill	534
Other noncurrent assets	86
Accounts payable and accrued liabilities	(330)
Other long-term liabilities	(12)
Noncontrolling interests	(22)
$12,156

During the three months ended September 30, 2016, the Company made measurement period adjustments to the fair value of certain assets acquired and liabilities assumed in the Bright House Transaction, including a decrease of $382 million to property, plant and equipment and a corresponding increase of $382 million to goodwill.  The measurement period adjustment to property, plant and equipment had an inconsequential impact on depreciation expense recorded in the prior quarter. The Company expects to record additional measurement period adjustments in future periods.

Selected Pro Forma Financial Information

The following unaudited pro forma financial information of the Company is based on the historical consolidated financial statements of Legacy Charter, Legacy TWC and Legacy Bright House and is intended to provide information about how the Transactions and related financing may have affected the Company’s historical consolidated financial statements if they had closed as of January 1, 2015. The pro forma financial information below is based on available information and assumptions that the Company believes are reasonable. The pro forma financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what the Company’s financial condition or results of operations would have been had the transactions described above occurred on the date indicated. The pro forma financial information also should not be considered representative of the Company’s future financial condition or results of operations.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2016	2015
Revenues	$9,342	$29,748	$27,813
Net income attributable to Charter shareholders	$2	$616	$29
Earnings per common share attributable to Charter shareholders:
Basic	$0.01	$2.28	$0.11
Diluted	$0.01	$2.25	$0.11

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

3.    Property, Plant and Equipment

Property, plant and equipment consists of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Cable distribution systems	$22,942	$8,158
Customer premise equipment and installations	11,916	4,632
Vehicles and equipment	1,183	384
Buildings and improvements	3,338	570
Furniture, fixtures and equipment	3,001	1,119
	42,380	14,863
Less: accumulated depreciation	(9,499)	(6,518)
	$32,881	$8,345

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.

Depreciation expense for the three and nine months ended September 30, 2016 was $1.7 billion and $3.2 billion, respectively, and was $471 million and $1.4 billion for the three and nine months ended September 30, 2015, respectively. Property, plant and equipment preliminarily increased by $24.3 billion as a result of the Transactions. See Note 2.

4.    Franchises, Goodwill and Other Intangible Assets

Indefinite-lived and finite-lived intangible assets consist of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises	$66,245	$—	$66,245	$6,006	$—	$6,006
Goodwill	30,165	—	30,165	1,168	—	1,168
Trademarks	159	—	159	159	—	159
Other intangible assets	4	—	4	4	—	4
	$96,573	$—	$96,573	$7,337	$—	$7,337

Finite-lived intangible assets:
Customer relationships	$18,356	$(2,917)	$15,439	$2,616	$(1,760)	$856
Other intangible assets	635	(120)	515	173	(82)	91
	$18,991	$(3,037)	$15,954	$2,789	$(1,842)	$947

Amortization expense related to customer relationships and other intangible assets for the three and nine months ended September 30, 2016 was $748 million and $1.2 billion, respectively, and was $67 million and $205 million for the three and nine months ended September 30, 2015, respectively. Franchises, goodwill and customer relationships preliminarily increased by $60.2 billion, $29.0 billion and $15.7 billion, respectively, as a result of the Transactions. See Note 2.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Company expects amortization expense on its finite-lived intangible assets will be as follows:

Three months ended December 31, 2016	$741
2017	2,773
2018	2,488
2019	2,201
2020	1,906
Thereafter	5,845
$15,954

Actual amortization expense in future periods will differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, purchase accounting adjustments, impairments and other relevant factors.

5.    Investments

In connection with the Transactions, the Company acquired approximately $508 million of Legacy TWC and Legacy Bright House equity-method and cost-method investments, which were adjusted to fair value as a result of applying acquisition accounting. The equity-method investments acquired and related ownership percentages as of September 30, 2016 include Sterling Entertainment Enterprises, LLC (“Sterling” - d/b/a SportsNet New York - 26.8% owned), MLB Network, LLC (“MLB Network” - 6.4% owned), iN Demand L.L.C. (“iN Demand” - 39.8% owned) and National Cable Communications LLC (“NCC” - 20.0% owned), among other less significant equity-method and cost-method investments acquired. Sterling and MLB Network are primarily engaged in the development of sports programming services. iN Demand provides programming on a video on demand, pay-per-view and subscription basis. NCC represents multi-video program distributors to advertisers.

On May 1, 2015, the Company acquired a 35% equity interest in ActiveVideo Networks (“AVN”) for $55 million in cash, representing the initial investment, a capital call and associated transaction fees.  AVN is the developer of CloudTV, a cloud-based software platform enabling service providers, content aggregators, and consumer electronic manufacturers to deploy new services by virtualizing consumer premise equipment functions in the cloud. AVN’s software platform is one of the key technologies enabling the development and deployment of the Company’s cloud-based user interface, Spectrum Guide®.

The Company applies the equity method of accounting to these and other less significant equity-method investments, all of which are recorded in other noncurrent assets in the consolidated balance sheets as of September 30, 2016 and December 31, 2015. For the three and nine months ended September 30, 2016, net losses from equity-method investments were $5 million and $10 million, respectively, and were $3 million for both the three and nine months ended September 31, 2015 which were recorded in other expense, net in the consolidated statements of operations.

6.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Accounts payable – trade	$478	$134
Accrued capital expenditures	611	296
Deferred revenue	346	96
Accrued liabilities:
Interest	841	445
Programming costs	1,768	451
Franchise-related fees	242	65
Compensation	960	191
Other	1,351	294
	$6,597	$1,972

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

7.    Long-Term Debt

Long-term debt consists of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCOH Safari, LLC
5.750% senior notes due February 15, 2026	$—	$—	$2,500	$2,499
CCO Safari II, LLC
3.579% senior notes due July 23, 2020	—	—	2,000	1,999
4.464% senior notes due July 23, 2022	—	—	3,000	2,998
4.908% senior notes due July 23, 2025	—	—	4,500	4,497
6.384% senior notes due October 23, 2035	—	—	2,000	1,999
6.484% senior notes due October 23, 2045	—	—	3,500	3,498
6.834% senior notes due October 23, 2055	—	—	500	500
CCO Safari III, LLC
Credit facilities	—	—	3,800	3,788
CCO Holdings, LLC:
7.000% senior notes due January 15, 2019	—	—	600	594
7.375% senior notes due June 1, 2020	—	—	750	744
5.250% senior notes due March 15, 2021	500	496	500	496
6.500% senior notes due April 30, 2021	—	—	1,500	1,487
6.625% senior notes due January 31, 2022	750	741	750	740
5.250% senior notes due September 30, 2022	1,250	1,231	1,250	1,229
5.125% senior notes due February 15, 2023	1,000	991	1,000	990
5.125% senior notes due May 1, 2023	1,150	1,141	1,150	1,140
5.750% senior notes due September 1, 2023	500	496	500	495
5.750% senior notes due January 15, 2024	1,000	991	1,000	990
5.875% senior notes due April 1, 2024	1,700	1,684	—	—
5.375% senior notes due May 1, 2025	750	744	750	744
5.750% senior notes due February 15, 2026	2,500	2,459	—	—
5.500% senior notes due May 1, 2026	1,500	1,487	—	—
5.875% senior notes due May 1, 2027	800	794	800	794
Charter Communications Operating, LLC:
3.579% senior notes due July 23, 2020	2,000	1,982	—	—
4.464% senior notes due July 23, 2022	3,000	2,972	—	—
4.908% senior notes due July 23, 2025	4,500	4,457	—	—
6.384% senior notes due October 23, 2035	2,000	1,980	—	—
6.484% senior notes due October 23, 2045	3,500	3,466	—	—
6.834% senior notes due October 23, 2055	500	495	—	—
Credit facilities	8,965	8,863	3,552	3,502
Time Warner Cable, LLC:
5.850% senior notes due May 1, 2017	2,000	2,050	—	—
6.750% senior notes due July 1, 2018	2,000	2,157	—	—
8.750% senior notes due February 14, 2019	1,250	1,430	—	—
8.250% senior notes due April 1, 2019	2,000	2,292	—	—

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

5.000% senior notes due February 1, 2020	1,500	1,624	—	—
4.125% senior notes due February 15, 2021	700	742	—	—
4.000% senior notes due September 1, 2021	1,000	1,059	—	—
5.750% sterling senior notes due June 2, 2031 (a)	810	879	—	—
6.550% senior debentures due May 1, 2037	1,500	1,693	—	—
7.300% senior debentures due July 1, 2038	1,500	1,797	—	—
6.750% senior debentures due June 15, 2039	1,500	1,731	—	—
5.875% senior debentures due November 15, 2040	1,200	1,259	—	—
5.500% senior debentures due September 1, 2041	1,250	1,258	—	—
5.250% sterling senior notes due July 15, 2042 (b)	843	811	—	—
4.500% senior debentures due September 15, 2042	1,250	1,135	—	—
Time Warner Cable Enterprises LLC:
8.375% senior debentures due March 15, 2023	1,000	1,282	—	—
8.375% senior debentures due July 15, 2033	1,000	1,327	—	—
Total debt	60,168	61,996	35,902	35,723
Less current portion:
5.850% senior notes due May 1, 2017	2,000	2,050	—	—
Long-term debt	$58,168	$59,946	$35,902	$35,723

(a)	Principal amount includes £625 million valued at $810 million as of September 30, 2016 using the exchange rate at that date.

(b)	Principal amount includes £650 million valued at $843 million as of September 30, 2016 using the exchange rate at that date.

The accreted values presented in the table above represent the principal amount of the debt less the original issue discount at the time of sale, deferred financing costs, and, (i) in regards to the Legacy TWC debt assumed, a fair value premium adjustment as a result of applying acquisition accounting plus the accretion of those amounts to the balance sheet date and (ii) in regards to the fixed-rate British pound sterling denominated notes (the “Sterling Notes”), a remeasurement of the principal amount of the debt and any premium or discount into US dollars as of the balance sheet date. See Note 10. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under the Charter Operating credit facilities of approximately $2.8 billion as of September 30, 2016.

CCO Holdings

In February 2016, CCO Holdings and CCO Holdings Capital jointly issued $1.7 billion aggregate principal amount of 5.875% senior notes due 2024 (the “2024 Notes”) and, in April 2016, they issued $1.5 billion aggregate principal amount of 5.500% senior notes due 2026 (the “2026 Notes”) at a price of 100.075% of the aggregate principal amount. The net proceeds from both issuances were used to repurchase all of CCO Holdings’ 7.000% senior notes due 2019, 7.375% senior notes due 2020 and 6.500% senior notes due 2021 and to pay related fees and expenses and for general corporate purposes. These debt repurchases resulted in a loss on extinguishment of debt of $110 million for the nine months ended September 30, 2016.

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

In April 2015, CCO Holdings and CCO Holdings Capital closed on transactions in which they issued $1.15 billion aggregate principal amount of 5.125% senior unsecured notes due 2023 (the “2023 Notes”), $750 million aggregate principal amount of 5.375% senior unsecured notes due 2025 (the “2025 Notes”) and $800 million aggregate principal amount of 5.875% senior unsecured notes due 2027 (the “2027 Notes” and collectively, the “Notes”). The net proceeds from the issuance of the 2023 Notes and 2025 Notes were used to finance tender offers and a subsequent call in which $1.0 billion aggregate principal amount of CCO Holdings’ outstanding 7.250% senior notes due 2017 and $700 million aggregate principal amount of CCO Holdings’ outstanding 8.125% senior notes due 2020 were repurchased, as well as for general corporate purposes. The net proceeds from the issuance of the 2027 Notes were used to call $800 million of the $1.4 billion aggregate principal amount of CCO Holdings’ outstanding 7.000% senior notes due 2019. These debt repurchases resulted in a loss on extinguishment of debt of $123 million for the nine months ended September 30, 2015.

The Company also recorded a loss on extinguishment of debt of approximately $5 million for the nine months ended September 30, 2015 as a result of the repayment of debt upon termination of the proposed transactions with Comcast Corporation (“Comcast”).

Charter Operating

In connection with the closing of the TWC Transaction, Charter Operating replaced its existing revolving credit facility with a new $3.0 billion senior secured revolving credit facility under Charter Operating’s Amended and Restated Credit Agreement dated May 18, 2016 (the “Credit Agreement”). As of September 30, 2016, $220 million of the revolving credit facility was utilized to collateralize $325 million of letters of credit issued on the Company’s behalf. In connection with the closing of the Bright House Transaction, Charter Operating closed on a $2.6 billion aggregate principal amount Term Loan A pursuant to the terms of the Credit Agreement of which $2.0 billion was used to fund the cash portion of the Bright House Transaction and of which $638 million was used to prepay and terminate Charter Operating’s existing Term A-1 Loans. Interest on Term Loan A was set at LIBOR plus 2%. As of September 30, 2016, the aggregate principal amount of Charter Operating’s credit facilities was $9.0 billion, which includes $3.8 billion aggregate principal amount of CCO Safari III credit facilities that became obligations of Charter Operating upon the closing of the TWC Transaction.

The Credit Agreement and the Charter Operating senior notes are guaranteed by CCO Holdings, TWC, LLC (as defined below), TWCE (as defined below) and substantially all of the operating subsidiaries of Charter Operating (collectively, the “Subsidiary Guarantors”). Term Loan A and borrowings under the incremental revolving credit facility are secured by a perfected first priority security interest in substantially all of the assets of Charter Operating and the Subsidiary Guarantors, subject to certain customary exceptions and the liens rank equally with the liens on the collateral securing obligations under the Charter Operating notes and credit facilities and the Time Warner Cable, LLC (the successor to Legacy TWC outstanding debt obligations, “TWC, LLC”) senior notes and debentures and the Time Warner Cable Enterprises LLC (“TWCE”) senior debentures assumed in the TWC Transaction.

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

The TWC, LLC senior notes and debentures may be redeemed in whole or in part at any time at TWC, LLC’s option at a redemption price equal to the greater of (i) all of the applicable principal amount being redeemed and (ii) the sum of the present values of the remaining scheduled payments on the applicable TWC, LLC senior notes and debentures discounted to the redemption date on a semi-annual basis (with the exception of the Sterling Notes, which are on an annual basis), at a comparable government bond rate plus a designated number of basis points as further described in the indenture and the applicable note or debenture, plus, in each case, accrued but unpaid interest to, but not including, the redemption date.

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

Based on outstanding indebtedness as of September 30, 2016, the amortization of term loans, and the maturity dates for all senior and subordinated notes and debentures, total future principal payments on the total borrowings under all debt agreements as of September 30, 2016 are as follows:

Year	Amount

Three months ended December 31, 2016	$49
2017	2,197
2018	2,197
2019	3,546
2020	5,216
Thereafter	46,963

$60,168

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

8.    Common Stock

The following table summarizes shares outstanding for the nine months ended September 30, 2016 and September 30, 2015:

	Class A Common Stock	Class B Common Stock

BALANCE, December 31, 2014	111,999,687	—
Exercise of stock options	311,344	—
Restricted stock issuances, net of cancellations	6,920	—
Restricted stock units vesting	48,343	—
Purchase of treasury stock	(119,788)	—
BALANCE, September 30, 2015	112,246,506	—

BALANCE, December 31, 2015	112,438,828	—
Reorganization of common stock	(10,771,962)	—
Issuance of shares in TWC Transaction	143,012,155	—
Issuance of shares to Liberty Broadband for cash	25,631,339	—
Issuance of share to A/N in Bright House Transaction	—	1
Exercise of stock options	861,287	—
Restricted stock issuances, net of cancellations	9,811	—
Restricted stock units vesting	1,308,772	—
Purchase of treasury stock	(1,824,839)	—
BALANCE, September 30, 2016	270,665,391	1

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

Share Repurchases

In July 2016, Charter’s board of directors authorized the Company to repurchase up to $750 million of Charter’s Class A common stock.  Under the repurchase program, shares of Charter’s Class A common stock may be purchased from time to time during the course of any six-month period.  As of September 30, 2016, the Company purchased approximately 1.1 million shares of Charter’s Class A common stock for a total of approximately $281 million.

During the three and nine months ended September 30, 2016, the Company withheld 274,545 and 727,616 shares, respectively, of its Class A common stock in payment of $68 million and $167 million, respectively, of income tax withholding owed by employees upon vesting of equity awards. During the three and nine months ended September 30, 2015, the Company withheld 4,192 and 108,312 shares, respectively, of its Class A common stock in payment of $1 million and $24 million, respectively, of income tax withholding owed by employees upon vesting of restricted shares and restricted stock units. During the three and nine months ended September 30, 2016, the Company also withheld 28,397 and 47,190 shares, respectively, of its Class A common stock representing the exercise costs owed by employees upon exercise of stock options.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

In December 2015, Charter’s board of directors approved the retirement of the then currently held treasury stock and those shares were retired as of December 31, 2015. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders’ equity (deficit).

9.    Noncontrolling Interests

Noncontrolling interests represents consolidated subsidiaries of which the Company owns less than 100%. The Company is a holding company whose principal asset is a controlling equity interest in Charter Holdings, the indirect owner of the Company’s cable systems. Noncontrolling interests on the Company’s balance sheet primarily includes A/N’s equity interests in Charter Holdings, which is comprised of a common ownership interest and a convertible preferred ownership interest.

In connection with the closing of the Bright House Transaction, Charter Holdings issued approximately 31.0 million common units to A/N, which are exchangeable at any time into either Charter Class A common stock on a one-for-one basis, or, at Charter’s option, cash, based on the then current market price of Charter Class A common stock. Net income (loss) of Charter Holdings attributable to A/N’s common noncontrolling interest for financial reporting purposes is based on the effective common ownership interest of approximately 10%, and was $24 million and $53 million for the three and nine months ended September 30, 2016, respectively. Charter Holdings also issued approximately 25 million convertible preferred units to A/N with a face amount of $2.5 billion that pay a 6% annual preferred dividend. The 6% annual preferred dividend is paid quarterly in cash, if and when declared, provided that, if dividends are suspended at any time, the dividends will accrue until they are paid. Net income (loss) of Charter Holdings attributable to the preferred noncontrolling interest for financial reporting purposes is based on the preferred dividend which was $37 million and $55 million for the three and nine months ended September 30, 2016, respectively. Each convertible preferred unit is convertible into either 0.37334 of a Charter Holdings common unit (if then held by A/N) or 0.37334 of a share of Charter Class A common stock (if then held by a third party), representing a conversion price of $267.85 per unit, based on a conversion feature as defined in the Limited Liability Company Agreement of Charter Holdings. After May 18, 2021, Charter may redeem the convertible preferred units if the price of Charter Class A common stock exceeds 130% of the conversion price. These Charter Holdings common and convertible preferred units held by A/N are recorded in noncontrolling interests as permanent equity on the consolidated balance sheet.

The common units and convertible preferred units issued to A/N as consideration for the Bright House Transaction were initially measured at their fair value of $7.0 billion and $3.2 billion, respectively, in accordance with acquisition accounting. However, upon formation of Charter Holdings, the carrying amounts of the controlling and noncontrolling interests were adjusted to reflect the relative effective common ownership interest in Charter Holdings. In addition, noncontrolling interest and additional paid-in capital were adjusted during the three months ended September 30, 2016 due to changes in Charter Holdings’ ownership. These adjustments resulted in an increase to noncontrolling interest of approximately $587 million and a corresponding decrease to additional paid-in capital of $587 million, net of $225 million of deferred income taxes, for the nine months ended September 30, 2016.

10.     Accounting for Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage interest rate risk on variable debt and foreign exchange risk on the Sterling Notes, and does not hold or issue derivative instruments for speculative trading purposes.

Interest rate derivative instruments are used to manage interest costs and to reduce the Company’s exposure to increases in floating interest rates. The Company manages its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt. Using interest rate derivative instruments, the Company agrees to exchange, at specified intervals through 2017, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts. As of September 30, 2016 and December 31, 2015, the Company had $1.1 billion in notional amounts of interest rate derivative instruments outstanding. The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

Upon closing of the TWC Transaction, the Company acquired interest rate derivative instrument assets with a fair value of $85 million (excluding accrued interest), which were terminated and settled with their respective counterparties in the second quarter of 2016 with an $88 million cash payment to the Company of which $14 million was for interest accrued through the date of

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

termination. The termination resulted in an $11 million loss for the nine months ended September 30, 2016 which was recorded in gain (loss) on financial instruments, net in the consolidated statements of operations.

Upon closing of the TWC Transaction, the Company assumed cross-currency derivative instrument liabilities with a fair value of $72 million (excluding accrued interest). Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The Company is required to post collateral on the cross-currency derivative instruments when the derivative contracts are in a liability position. In May 2016, the Company entered into a collateral holiday agreement for 80% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years.

The effect of derivative instruments on the consolidated balance sheets is presented in the table below:

	September 30, 2016	December 31, 2015

Interest Rate Derivatives
Accrued interest	$1	$3
Other long-term liabilities	$7	$10
Accumulated other comprehensive loss	$(7)	$(13)

Cross-Currency Derivatives
Other long-term liabilities	$240	$—

The Company’s interest rate and cross-currency derivative instruments are not designated as hedges and are marked to fair value each period, with the impact recorded as a gain or loss on financial instruments, net in the consolidated statements of operations. While these derivative instruments are not designated as cash flow hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk.

The effect of financial instruments on the consolidated statements of operations is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Gain (loss) on Financial Instruments, Net:
Change in fair value of interest rate derivative instruments	$7	$(3)	$5	$(3)
Change in fair value of cross-currency derivative instruments	17	—	(168)	—
Remeasurement of Sterling Notes to U.S. dollars	49	—	196	—
Termination of interest rate derivative instruments	—	—	(11)	—
Loss reclassified from accumulated other comprehensive loss due to discontinuance of hedge accounting	(2)	(2)	(6)	(7)
	$71	$(5)	$16	$(10)

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of September 30, 2016 and December 31, 2015 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The Company’s cash and cash equivalents as of September 30, 2016 and restricted cash and cash equivalents as of December 31, 2015 were primarily invested in money market funds and 90 day or less commercial paper. The money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange and commercial paper is valued at cost plus the accretion of the discount on a yield to maturity basis, which approximates fair value. The money market funds and commercial paper potentially subject the Company to concentration of credit risk. The amount invested within any one financial instrument did not exceed $250 million and $1.5 billion as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

Interest rate derivative instruments are valued using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s and counterparties’ credit risk). The weighted average pay rate for the Company’s currently effective interest rate derivative instruments was 1.61% at September 30, 2016 and December 31, 2015 (exclusive of applicable spreads). The cross-currency derivative instruments are valued using a present value calculation based on expected forward interest and exchange rates (adjusted for Charter Operating’s and counterparties’ credit risk).

Financial instruments accounted for at fair value on a recurring basis are presented in the table below.

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Money market funds	$604	$—	$—	$14,330	$—	$—
Commercial paper	$—	$—	$—	$—	$7,934	$—

Liabilities
Interest rate derivative instruments	$—	$8	$—	$—	$13	$—
Cross-currency derivative instruments	$—	$240	$—	$—	$—	$—

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

A summary of the carrying value and fair value of debt as of September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior notes and debentures	$53,133	$56,899	$28,433	$28,744
Credit facilities	$8,863	$8,975	$7,290	$7,274

The estimated fair value of the Company’s senior notes and debentures as of September 30, 2016 and December 31, 2015 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as equity-method investments, franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded during the three and nine months ended September 30, 2016 and 2015. Upon closing of the Transactions, all of Legacy TWC and Legacy Bright House nonfinancial assets and liabilities were recorded at preliminary fair values. See Note 2.

12.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Programming	$2,404	$667	$4,648	$2,004
Regulatory, connectivity and produced content	508	108	936	324
Costs to service customers	1,825	438	3,329	1,285
Marketing	591	163	1,134	474
Transition costs	32	12	78	50
Other	1,122	232	2,032	665
	$6,482	$1,620	$12,157	$4,802

Programming costs consist primarily of costs paid to programmers for basic, premium, digital, video on demand, and pay-per-view programming. Regulatory, connectivity and produced content costs represent payments to franchise and regulatory authorities, costs directly related to providing video, Internet and voice services as well as payments for sports, local and news content produced by the Company. Costs to service customers include costs related to field operations, network operations and customer care for the Company’s residential and small and medium business customers, including internal and third-party labor for installations, service and repairs, maintenance, billing and collection, occupancy and vehicle costs. Marketing costs represent the costs of marketing to current and potential commercial and residential customers including labor costs. Transition costs represent incremental costs incurred to integrate the TWC and Bright House operations and to increase the scale of the Company’s business as a result of the Transactions. See Note 2. Other includes bad debt expense, corporate overhead, advertising sales expense, indirect costs associated with the Company’s enterprise business customers and regional sports and news networks, property tax expense, insurance expense and stock compensation expense, among others.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

13.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Merger and restructuring costs	$205	$19	$775	$51
Other pension benefits	(13)	—	(533)	—
Special charges, net	4	1	10	13
(Gain) loss on sale of assets, net	(2)	(1)	(9)	5
	$194	$19	$243	$69

Merger and restructuring costs

Merger and restructuring costs represent costs incurred in connection with merger and acquisition transactions and related restructuring, such as advisory, legal and accounting fees, employee retention costs, employee termination costs related to the Transactions and other exit costs. The Company expects to incur additional merger and restructuring costs in connection with the Transactions. Changes in accruals for merger and restructuring costs from December 31, 2015 through September 30, 2016 are presented below:

	Employee Retention Costs	Employee Termination Costs	Transaction and Advisory Costs	Other Costs	Total

Liability, December 31, 2015	$—	$—	$33	$—	$33
Liability assumed in the Transactions	80	9	3	—	92
Costs incurred	20	219	314	20	573
Cash paid	(91)	(40)	(319)	(20)	(470)
Remaining liability, September 30, 2016	$9	$188	$31	$—	$228

In addition to the costs incurred indicated above, the Company recorded $57 million and $202 million of expense related to accelerated vesting of equity awards of terminated employees for the three and nine months ended September 30, 2016, respectively.

Other pension benefits

Other pension benefits include the pension curtailment gain, remeasurement loss, net, expected return on plan assets and interest cost components of net periodic pension cost (benefit). See Note 19.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

14.    Income Taxes

Substantially all of the Company’s operations are held through Charter Holdings and its direct and indirect subsidiaries. Charter Holdings and the majority of its subsidiaries are generally limited liability companies that are not subject to income tax. However, certain of these limited liability companies are subject to state income tax. In addition, the subsidiaries that are corporations are subject to state income tax. Generally, the taxable income, gains, losses, deductions and credits of Charter Holdings are passed through to its members, Charter and A/N. Charter is responsible for its share of taxable income or loss of Charter Holdings allocated to it in accordance with the CCH Limited Liability Company Agreement (“LLC Agreement”) and partnership tax rules and regulations. Charter also records financial statement deferred tax assets and liabilities related to its investment, and its underlying net assets, in Charter Holdings.

For the three and nine months ended September 30, 2016, the Company recorded $16 million of income tax expense and $3.1 billion of income tax benefit, respectively. For the three and nine months ended September 30, 2015, the Company recorded $142 million and $72 million of income tax benefit, respectively. Income tax expense for the three months ended September 30, 2016 was offset by a change in a state tax law that resulted in approximately $44 million of tax benefit. Income tax benefit for the nine months ended September 30, 2016 was recognized primarily through the reversal of approximately $3.3 billion of valuation allowance (see further discussion below), net of tax effect of permanent differences, a decrease to the anticipated blended state rate applied to Legacy Charter deferred tax balances as a result of the Transactions, a change in a state tax law, and prior to the closing of the Transactions, increases (decreases) in deferred tax liabilities related to Charter’s franchises which are characterized as indefinite-lived for book financial reporting purposes. Income tax benefit for the three and nine months ended September 30, 2015 was primarily the result of the deemed liquidation of Charter Holdco in July 2015. The tax provision in future periods will vary based on future operating results, as well as future book versus tax differences.

Charter Holdings, the indirect owner of the Company’s cable systems, generally allocates its taxable income, gains, losses, deductions and credits proportionately according to the members’ respective ownership interests, except for special allocations required under Section 704(c) of the Internal Revenue Code and the Treasury Regulations (“Section 704(c)”).  Pursuant to Section 704(c) and the LLC Agreement, each item of income, gain, loss and deduction with respect to any property contributed to the capital of the partnership shall, solely for tax purposes, be allocated among the members so as to take into account any variation between the adjusted basis of such property to the partnership for U.S. federal income tax purposes and its initial gross asset value using the “traditional method” as described in the Treasury Regulations.

Under the LLC Agreement, A/N has rights to: (1) convert at any time some or all of its preferred units in Charter Holdings for common units in Charter Holdings, and (2) exchange at any time some or all of its common units in Charter Holdings for Charter’s Class A common stock or cash, at Charter’s option. Pursuant to a tax receivable agreement between Charter and A/N, Charter must pay to A/N 50% of the tax benefit when realized by Charter from the step-up in tax basis resulting from any future exchange or sale of the preferred and common units. Charter has not recorded a liability for this obligation since the tax benefit is dependent on uncertain future events that are outside of Charter’s control, such as the timing of a conversion or exchange. A future exchange or sale is not based on a fixed and determinable date and the exchange or sale is not certain to occur. If and when an exchange or sale occurs in the future, the undiscounted value of the obligation is currently estimated to be in the range of zero to $3 billion depending on measurement of the tax step-up in the future and Charter’s ability to realize the tax benefit in the periods following the exchange or sale. Factors impacting these calculations include, but are not limited to, the fair value of the equity at the time of the exchange and the effective tax rates when the benefits are realized.

Upon closing of the TWC Transaction, Charter experienced a third “ownership change” as defined in Section 382 of the Internal Revenue Code; resulting in a third set of limitations on Charter’s use of its existing federal and state net operating losses, capital losses, and tax credit carryforwards. Both the first ownership change limitations that applied as a result of Legacy Charter’s emergence from bankruptcy in 2009 and second ownership change limitations that applied as a result of Liberty Media Corporation’s purchase in 2013 of a 27% beneficial interest in Legacy Charter will also continue to apply. Since the limitation amounts accumulate for future use to the extent they are not utilized in any given year, Charter believes its loss carryforwards should become fully available to offset future taxable income. Charter’s state loss carryforwards are subject to similar, but varying, limitations on their future use. If Charter was to experience another “ownership change” in the future, its ability to use its loss carryforwards could be subject to further limitations.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management takes into account

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

various factors, including the expected level of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences. Due to Legacy Charter’s history of losses, Legacy Charter was historically unable to assume future taxable income in its analysis and accordingly valuation allowances were established against the deferred tax assets, net of deferred tax liabilities, from definite-lived assets for book accounting purposes. However, as a result of the TWC Transaction, deferred tax liabilities resulting from the book fair value adjustment increased significantly and future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized, is sufficient to conclude it is more likely than not that the Company will realize substantially all of its deferred tax assets. As a result, Charter reversed approximately $3.3 billion of its valuation allowance and recognized a corresponding income tax benefit in the consolidated statements of operations during the nine months ended September 30, 2016. Approximately $15 million of valuation allowance associated with state loss carryforwards and other miscellaneous deferred tax assets remains on the September 30, 2016 consolidated balance sheet.

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination. In connection with the TWC Transaction, the Company assumed $218 million of gross unrecognized tax benefits (net of return to provision adjustments), including interest and penalties, which are recorded within other long-term liabilities. The net amount of the unrecognized tax benefits that would impact the effective tax rate is $156 million. There were $4 million of additional increases to the Company’s unrecognized tax benefits during the nine months ended September 30, 2016. The Company does not currently anticipate that its reserve for uncertain tax positions will significantly increase or decrease during 2016; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision.

No tax years for Charter, Charter Holdings, or Charter Communications Holding Company, LLC for income tax purposes, are currently under examination by the IRS. Legacy Charter’s tax years ending 2012 through the short period return dated May 17, 2016 remain subject to examination and assessment. Years prior to 2012 remain open solely for purposes of examination of Legacy Charter’s loss and credit carryforwards. The IRS is currently examining Legacy TWC’s income tax returns for 2011 and 2012. Legacy TWC’s tax years ending 2013 through 2015 remain subject to examination and assessment. Prior to Legacy TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009 (the “Separation”), Legacy TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS is currently examining Time Warner’s 2008 through 2010 income tax returns. Time Warner’s income tax returns for 2005 to 2007, which are periods prior to the separation, were settled with the exception of an immaterial item that has been referred to the IRS Appeals Division. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations in 2015, nor does the Company anticipate a material impact in the future.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

15.    Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to Charter shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the impact of potentially dilutive securities using the treasury stock and if-converted methods and is based on the weighted average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock, restricted stock units, equity awards with market conditions and Charter Holdings convertible preferred units and common units. Weighted average number of shares outstanding for all periods presented has been recast to reflect the application of the Parent Merger Exchange Ratio. Basic loss per common share equals diluted loss per common share for the nine months ended September 30, 2015 because the Company incurred a net loss during that period. The following is the computation of diluted earnings per common share for the three months ended September 30, 2016 and 2015 and nine months ended September 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016
Numerator:
Net income attributable to Charter shareholders	$189	$54	$3,068
Effect of dilutive securities:
Charter Holdings common units	—	—	53
Charter Holdings convertible preferred units	—	—	55
Net income attributable to Charter shareholders after assumed conversions	$189	$54	$3,176

Denominator:
Weighted average common shares outstanding, basic	271,263,259	101,205,400	185,706,106
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans	4,109,943	1,276,524	2,736,562
Weighted average Charter Holdings common units	—	—	15,384,794
Weighted average Charter Holdings convertible preferred units	—	—	4,632,686
Weighted average common shares outstanding, diluted	275,373,202	102,481,924	208,460,148

Basic earnings per common share attributable to Charter shareholders	$0.70	$0.54	$16.52
Diluted earnings per common share attributable to Charter shareholders	$0.69	$0.53	$15.23

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

Under the terms of the Stockholders Agreement, the number of Charter’s directors is fixed at 13, and includes its chief executive officer. Upon the closing of the Bright House Transaction, two designees selected by A/N became members of the board of directors of Charter and three designees selected by Liberty Broadband continued as members of the board of directors of Charter. The remaining eight directors are not affiliated with either A/N or Liberty Broadband. Each of A/N and Liberty Broadband is entitled

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

to nominate at least one director to each of the committees of Charter’s board of directors, subject to applicable stock exchange listing rules and certain specified voting or equity ownership thresholds for each of A/N and Liberty Broadband, and provided that the Nominating and Corporate Governance Committee and the Compensation and Benefit Committee each have at least a majority of directors independent from A/N, Liberty Broadband and the Company (referred to as the “unaffiliated directors”). Each of the Nominating and Corporate Governance Committee and the Compensation and Benefits Committee is currently comprised of three unaffiliated directors, including one designee of each of A/N and Liberty Broadband. A/N and Liberty Broadband also have certain other committee designation and other governance rights. Upon the closing of the Bright House Transaction, Mr. Thomas Rutledge, the Company’s Chief Executive Officer (“CEO”), became the chairman of the board of Charter.

The Company is aware that Dr. John Malone may be deemed to have a 36.4% voting interest in Liberty Interactive and is Chairman of the board of directors, an executive officer position, of Liberty Interactive. Liberty Interactive owns 38.3% of the common stock of HSN, Inc. (“HSN”) and has the right to elect 20% of the board members of HSN. Liberty Interactive wholly owns QVC, Inc. (“QVC”). The Company has programming relationships with HSN and QVC which pre-date the transaction with Liberty Media. For the three and nine months ended September 30, 2016, the Company recorded payments in aggregate of approximately $18 million and $33 million, respectively, and for the three and nine months ended September 30, 2015, the Company recorded payments in aggregate of approximately $4 million and $12 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company’s footprint.

Dr. Malone and Mr. Steven Miron, each a member of Charter’s board of directors, also serve on the board of directors of Discovery Communications, Inc., (“Discovery”) and the Company is aware that Dr. Malone owns 4.9% in the aggregate of the common stock of Discovery and has a 28.6% voting interest in Discovery for the election of directors. The Company is aware that Advance/Newhouse Programming Partnership (“A/N PP”), an affiliate of A/N and in which Mr. Miron is the CEO, owns 100% of the Series A preferred stock of Discovery and 100% of the Series C preferred stock of Discovery, representing approximately 34.0% of the outstanding equity of Discovery’s stock, on an as-converted basis. A/N PP has the right to appoint three directors out of a total of ten directors to Discovery’s board to be elected by the holders of Discovery’s Series A preferred stock. In addition, Dr. Malone owns approximately 6.4% in the aggregate of the common stock of Starz and has 48.1% of the voting power, pursuant to certain irrevocable proxies granted by Lions Gate Entertainment Corp. and his ownership of common stock. Mr. Gregory Maffei, a member of Charter’s board of directors, is a non-executive Chairman of the board of Starz. The Company purchases programming from both Discovery and Starz pursuant to agreements entered into prior to Dr. Malone, Mr. Maffei and Mr. Miron joining Charter’s board of directors. Based on publicly available information, the Company does not believe that either Discovery or Starz would currently be considered related parties. The amounts paid in aggregate to Discovery and Starz represent less than 3% of total operating costs and expenses for the three and nine months ended September 30, 2016 and 2015.

The Company has agreements with certain equity-method investees (see Note 5) pursuant to which the Company has made or received related party transaction payments. The Company recorded payments to equity-method investees totaling $67 million and $108 million during the three and nine months ended September 30, 2016, respectively, and $1 million and $2 million during the three and nine months ended September 30, 2015, respectively. The Company recorded advertising revenues from transactions with equity-method investees totaling $3 million and $4 million during the three and nine months ended September 30, 2016, respectively. The Company has loans outstanding to investees of $5 million as of September 30, 2016.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

17.     Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of September 30, 2016 for its contractual obligations.

	Capital and Operating Lease Obligations (1)	Programming Minimum Commitments (2)	Other (3)	Total

Three months ended December 31, 2016	$82	$58	$291	$431
2017	240	223	851	1,314
2018	210	35	773	1,018
2019	167	24	657	848
2020	128	15	654	797
Thereafter	505	—	10,105	10,610
	$1,332	$355	$13,331	$15,018

(1) The Company leases certain facilities and equipment under non-cancelable capital and operating leases. Leases and rental costs charged to expense for the three months ended September 30, 2016 and 2015 were $79 million and $12 million, respectively, and for the nine months ended September 30, 2016 and 2015 were $136 million and $36 million, respectively.

(2) The Company pays programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term. Programming costs included in the statement of operations were $2.4 billion and $667 million for the three months ended September 30, 2016 and 2015, respectively, and $4.6 billion and $2.0 billion for the nine months ended September 30, 2016 and 2015, respectively. Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.

(3) “Other” represents other guaranteed minimum commitments, including programming rights negotiated directly with content owners for distribution on Company-owned channels or networks and commitments related to the Company’s role as an advertising and distribution sales agent for third party-owned channels or networks as well as commitments to the Company’s customer premise equipment vendors.

The following items are not included in the contractual obligation table due to various factors discussed below. However, the Company incurs these costs as part of its operations:

•
The Company rents utility poles used in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the three months ended September 30, 2016 and 2015 were $36 million and $13 million, respectively, and for the nine months ended September 30, 2016 and 2015 were $74 million and $39 million, respectively.

•
The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. The Company also pays other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations for the three months ended September 30, 2016 and 2015 were $177 million and $52 million, respectively, and for the nine months ended September 30, 2016 and 2015 were $356 million and $158 million, respectively.

•
The Company also has $325 million in letters of credit, of which $220 million is secured under the Charter Operating credit facility, primarily to its various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.

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

In September 2015, the parties entered into a memorandum of understanding (“MOU”) to settle the action. Pursuant to the MOU, the defendants issued certain supplemental disclosures relating to the mergers on a Form 8-K, and plaintiffs agreed to release with prejudice all claims that could have been asserted against defendants in connection with the mergers. The settlement is conditioned on, among other things, approval by the New York Supreme Court. That court gave preliminary approval to the settlement in October 2016. A hearing to consider final approval of this settlement is set for March 2017. In the event that the New York Supreme Court does not approve the settlement, the defendants intend to vigorously defend against any further litigation.

In August 2015, a purported stockholder of Charter, Matthew Sciabacucchi, filed a lawsuit in the Delaware Court of Chancery, on behalf of a putative class of Charter stockholders, challenging the transactions between Charter, TWC, A/N, and Liberty Broadband announced by Charter on May 26, 2015 (collectively, the “Transactions”). The lawsuit names as defendants Liberty Broadband, Charter, the board of directors of Charter, and New Charter. Plaintiff alleged that the Transactions improperly benefit Liberty Broadband at the expense of other Charter shareholders, and that Charter issued a false and misleading proxy statement in connection with the Transactions.  Plaintiff requested, among other things, that the Delaware Court of Chancery enjoin the September 21, 2015 special meeting of Charter stockholders at which Charter stockholders were asked to vote on the Transactions until the defendants disclosed certain information relating to Charter and the Transactions. The disclosures demanded by the plaintiff included (i) certain unlevered free cash flow projections for Charter and (ii) a Form of Proxy and Right of First Refusal Agreement (“Proxy”) by and among Liberty Broadband, A/N, Charter and New Charter, which was referenced in the description of the Second Amended and Restated Stockholders Agreement, dated May 23, 2015, among Charter, New Charter, Liberty Broadband and A/N. On September 9, 2015, Charter issued supplemental disclosures containing unlevered free cash flow projections for Charter. In return, the plaintiff agreed its disclosure claims were moot and withdrew its application to enjoin the Charter stockholder vote on the Transactions. Charter has filed a motion to dismiss this litigation but the court has not yet ruled upon it. Charter denies any liability, believes that it has substantial defenses, and intends to vigorously defend this suit.

The California Attorney General and the Alameda County, California District Attorney are investigating whether certain of Legacy Charter’s waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code. That investigation was commenced in January 2014. A similar investigation involving Legacy TWC was initiated in February 2012. Charter is cooperating with these investigations. While the Company is unable to predict the outcome of these investigations, it does not expect that the outcome will have a material effect on its operations, financial condition, or cash flows.

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the U.S. District Court for the District of Kansas alleging that Legacy TWC infringes 12 patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. The plaintiff is seeking monetary damages as well as injunctive relief. On October 8, 2015, the court stayed this litigation pending Sprint's appeal of a judgment in a parallel case against Cox Communications, Inc. (“Cox Communications”) in the U.S. District Court for the District of Delaware invalidating six of the 12 patents at issue in the Legacy TWC litigation. The stay applied to all 12 patents at issue in Sprint’s complaint against Legacy TWC. On September 23, 2016, the U.S. Court of Appeals for the Federal Circuit reversed the district court’s order in the Cox Communications litigation invalidating the six patents. On October 5, 2016, as a result of the Federal Circuit opinion, the Kansas court lifted the stay of the Legacy TWC case. Charter intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

The Company is party to lawsuits and claims that arise in the ordinary course of conducting its business, including lawsuits claiming violation of wage and hour laws and breach of contract by vendors, including by three programmers. The ultimate outcome of these other legal matters pending against the Company cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. Whether or not the Company ultimately prevails in any particular lawsuit or claim, litigation can be time consuming and costly and injure the Company’s reputation.

18.     Stock Compensation Plans

Legacy Charter’s 2009 Stock Incentive Plan (assumed by Charter upon closing of the Transactions) provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock, restricted stock units and restricted stock.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting services for the Company, are eligible for grants under the 2009 Stock Incentive Plan. In April 2016, Charter’s board of directors and stockholders approved an additional 9 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock) under the 2009 Stock Incentive Plan.

At the closing of the TWC Transaction, Legacy TWC employee equity awards were converted into Charter Class A common stock equity awards on the same terms and conditions as were applicable under the Legacy TWC equity awards, except that the number of shares covered by each award and the option exercise prices were adjusted for the Stock Award Exchange Ratio (as defined in the Merger Agreement) such that the intrinsic value of the Converted TWC Awards was approximately equal to that of the original awards at the closing of the Transactions. The Converted TWC Awards represented approximately 4 million Charter restricted stock units and 0.8 million Charter stock options (0.5 million of which were exercisable at the time of conversion) and continue to be subject to the terms of the Legacy TWC equity plans. The Converted TWC Awards were measured at their fair value as of the closing of the TWC Transaction. Of that fair value, $514 million related to Legacy TWC employee pre-combination service and was treated as consideration transferred in the TWC Transaction (See Note 2), while $539 million relates to post-combination service and will be amortized to stock compensation expense over the remaining vesting period of the awards. The fair values of the Converted TWC Awards were based on a valuation using assumptions developed by management and other information compiled by management including, but not limited to, historical volatility and exercise trends of Legacy Charter and Legacy TWC.

The Parent Merger Exchange Ratio was also applied to outstanding Legacy Charter equity awards and option exercise prices; however, the terms of the equity awards did not change as a result of the Transactions. Charter granted the following equity awards, excluding the Converted TWC Awards, for the periods presented after applying the Parent Merger Exchange Ratio, as applicable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Stock options	275,400	2,100	5,980,800	1,146,300
Restricted stock	400	—	10,400	6,300
Restricted stock units	39,300	500	890,700	138,400

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Legacy Charter stock options granted prior to 2014 generally vest annually over three years from either the grant date or delayed vesting commencement dates. Stock options generally expire ten years from the grant date. Restricted stock generally vests annually one year from the date of grant. Certain stock options and restricted stock units vest based on achievement of stock price hurdles. Restricted stock units have no voting rights, and restricted stock units granted prior to 2014 vest ratably over three years from either the grant date or delayed vesting commencement dates. Beginning in 2014, stock options and restricted stock units granted cliff vest upon the three year anniversary of each grant. Legacy TWC restricted stock units that were converted into Charter restricted stock units generally vest 50% on each of the third and fourth anniversary of the grant date. Legacy TWC stock options that were converted into Charter stock options vest ratably over a four-year period and expire ten years from the grant date.

As of September 30, 2016, total unrecognized compensation remaining to be recognized in future periods totaled $296 million for stock options, $1 million for restricted stock and $364 million for restricted stock units and the weighted average period over which they are expected to be recognized is four years for stock options, one year for restricted stock and three years for restricted stock units.

The Company recorded $81 million and $168 million of stock compensation expense for the three and nine months ended September 30, 2016, respectively, which is included in operating costs and expenses. The Company also recorded $57 million and $202 million of expense for the three and nine months ended September 30, 2016, respectively, related to accelerated vesting of equity awards of terminated employees which is recorded in merger and restructuring costs. For the three and nine months ended September 30, 2015, the Company recorded $20 million and $58 million of stock compensation expense, respectively, which is included in operating costs and expenses. In connection with the TWC Transaction, Charter settled restricted stock units in the amount of $59 million for cash to be paid prior to the end of 2016 which amount is recorded in accounts payables and accrued liabilities in the consolidated balance sheets as of September 30, 2016.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Pension Plan Assets

The assets of the qualified pension plans are held in a master trust in which the qualified pension plans are the only participating plans. The investment policy for the qualified pension plans is to achieve a reasonable long-term rate of return on plan assets with an acceptable level of risk in order to maintain adequate funding levels. The investment portfolio is a mix of fixed-income and equity securities with the objective of matching plan liability performance, diversifying risk and achieving a target investment return. The Company’s allocation of plan assets includes fixed-income and equity securities of 39% and 61%, respectively, the substantial majority of which consist of Level 1 or Level 2 fair value measurements.

Net Periodic Pension Cost (Benefit)
The components of net periodic pension cost (benefit) for the three and nine months ended September 30, 2016 consisted of the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016

Service cost	$51	$86
Interest cost	34	55
Expected return on plan assets	(47)	(70)
Pension curtailment gain	—	(675)
Remeasurement loss, net	—	157
Net periodic pension cost (benefit)	$38	$(447)

The service cost component of net periodic pension cost (benefit) is recorded in operating costs and expenses in the consolidated statements of operations. The effects of the plan amendment made subsequent to the TWC Transaction, discussed below, resulted in a $675 million pension curtailment gain and $157 million remeasurement loss, net recorded in other operating expenses, net in the consolidated statements of operations during the nine months ended September 30, 2016.
Pension Plan Curtailment Amendment
Following the closing of the TWC Transaction, Charter amended the pension plans to freeze future benefit accruals to current active plan participants as of August 31, 2016. Effective September 1, 2016, no future compensation increases or future service will be credited to participants of the pension plans and new hires will not be eligible to participate in the plans. Upon announcement and approval of the plan amendment, the assumptions underlying the pension liability and pension asset values were reassessed utilizing remeasurement date assumptions in accordance with Charter’s mark-to-market pension accounting policy to record gains and losses in the period in which a remeasurement event occurs. The $675 million curtailment gain recorded during the nine months ended September 30, 2016 was primarily driven by the reduction of the compensation rate assumption to zero in accordance with the terms of the plan amendment, reflecting the pension liability at its accumulated benefit obligation instead of its projected benefit obligation at the remeasurement date. The $157 million remeasurement loss recorded during the nine months ended September 30, 2016 was primarily driven by the effects of a reduction of the discount rate from 3.99% at the closing date of the TWC Transaction to 3.72% at remeasurement date, net of a gain to record pension assets at June 30, 2016 fair values. As of the remeasurement date, June 30, 2016, the accumulated benefit obligation and fair value of plan assets for the pension plans was $3.6 billion and $2.9 billion, respectively, for a net underfunded liability of $647 million.

Pension Plan Contributions
The Company made no cash contributions to the qualified pension plans during the three and nine months ended September 30, 2016; however, the Company may make discretionary cash contributions to the qualified pension plans in the future. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified unfunded pension plan, the Company will continue to make contributions during the remainder of 2016 to the extent benefits are paid.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Defined Contribution Benefit Plans
Upon completion of the TWC Transaction, Charter assumed Legacy TWC’s defined contribution plan, the TWC Savings Plan. In June 2016, the Company announced changes to both the Charter Communications, Inc. 401(k) Plan (the “401(k) Plan”) and the TWC Savings Plan that were effective September 1, 2016. The Company’s matching contribution to the 401(k) Plan and the TWC Savings Plan equal 100% of the amount of the salary reduction the participant elects to defer up to 6% of the participant’s eligible pay. For employees who are not eligible to participate in the Company’s long-term incentive plan and who are not covered by a collective bargaining agreement, the Company also provides a contribution to a new Retirement Accumulation Plan, equal to 3% of eligible pay.

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

The “Charter Operating and Restricted Subsidiaries” column is presented to comply with the terms of the Credit Agreement.

The “Safari Escrow Entities” column included in the condensed consolidating financial statements as of December 31, 2015 and for the nine months ended September 30, 2016 and 2015 consists of CCOH Safari, CCO Safari II and CCO Safari III. CCOH Safari, CCO Safari II and CCO Safari III issued the CCOH Safari notes, CCO Safari II notes and the CCO Safari III credit facilities, respectively. Upon closing of the TWC Transaction, the CCOH Safari notes became obligations of CCO Holdings and CCO Holdings Capital and the CCO Safari II notes and CCO Safari III credit facilities became obligations of Charter Operating and Charter Communications Operating Capital Corp. CCOH Safari merged into CCO Holdings and CCO Safari II and CCO Safari III merged into Charter Operating.

The “Unrestricted Subsidiary” column included in the condensed consolidating financial statements for the nine months ended September 30, 2015 consists of CCO Safari which was a non-recourse subsidiary under the Credit Agreement and held the CCO Safari Term G Loans that were repaid in April 2015.

Condensed consolidating financial statements as of September 30, 2016 and December 31, 2015 and for the nine months ended September 30, 2016 and 2015 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of September 30, 2016

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$30	$139	$—	$996	$—	$1,165
Accounts receivable, net	—	13	—	1,229	—	1,242
Receivables from related party	—	411	58	—	(469)	—
Prepaid expenses and other current assets	—	23	—	351	—	374
Total current assets	30	586	58	2,576	(469)	2,781

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	224	—	32,657	—	32,881
Franchises	—	—	—	66,245	—	66,245
Customer relationships, net	—	—	—	15,439	—	15,439
Goodwill	—	—	—	30,165	—	30,165
Total investment in cable properties, net	—	224	—	144,506	—	144,730

INVESTMENT IN SUBSIDIARIES	66,493	76,253	89,165	—	(231,911)	—
LOANS RECEIVABLE – RELATED PARTY	—	640	494	—	(1,134)	—
OTHER NONCURRENT ASSETS	—	214	—	1,172	—	1,386

Total assets	$66,523	$77,917	$89,717	$148,254	$(233,514)	$148,897

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$30	$563	$209	$5,795	$—	$6,597
Payables to related party	12	—	—	457	(469)	—
Current portion of long-term debt	—	—	—	2,050	—	2,050
Total current liabilities	42	563	209	8,302	(469)	8,647

LONG-TERM DEBT	—	—	13,255	46,691	—	59,946
LOANS PAYABLE – RELATED PARTY	—	—	—	1,134	(1,134)	—
DEFERRED INCOME TAXES	26,201	27	—	32	—	26,260
OTHER LONG-TERM LIABILITIES	3	61	—	2,905	—	2,969

SHAREHOLDERS’/MEMBER’S EQUITY
Controlling interest	40,277	66,493	76,253	89,165	(231,911)	40,277
Noncontrolling interests	—	10,773	—	25	—	10,798
Total shareholders’/member’s equity	40,277	77,266	76,253	89,190	(231,911)	51,075

Total liabilities and shareholders’/member’s equity	$66,523	$77,917	$89,717	$148,254	$(233,514)	$148,897

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2015

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$—	$—	$5	$—	$5
Accounts receivable, net	8	7	—	—	264	—	279
Receivables from related party	51	297	—	14	—	(362)	—
Prepaid expenses and other current assets	—	6	—	—	55	—	61
Total current assets	59	310	—	14	324	(362)	345

RESTRICTED CASH AND CASH EQUIVALENTS	—	—	22,264	—	—	—	22,264

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	28	—	—	8,317	—	8,345
Franchises	—	—	—	—	6,006	—	6,006
Customer relationships, net	—	—	—	—	856	—	856
Goodwill	—	—	—	—	1,168	—	1,168
Total investment in cable properties, net	—	28	—	—	16,347	—	16,375

INVESTMENT IN SUBSIDIARIES	1,468	816	—	11,303	—	(13,587)	—
LOANS RECEIVABLE – RELATED PARTY	—	333	—	613	563	(1,509)	—
OTHER NONCURRENT ASSETS	—	216	—	—	116	—	332

Total assets	$1,527	$1,703	$22,264	$11,930	$17,350	$(15,458)	$39,316

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11	$203	$282	$165	$1,311	$—	$1,972
Payables to related party	—	—	17	—	345	(362)	—
Total current liabilities	11	203	299	165	1,656	(362)	1,972

LONG-TERM DEBT	—	—	21,778	10,443	3,502	—	35,723
LOANS PAYABLE – RELATED PARTY	—	—	693	—	816	(1,509)	—
DEFERRED INCOME TAXES	1,562	—	—	—	28	—	1,590
OTHER LONG-TERM LIABILITIES	—	32	—	—	45	—	77
SHAREHOLDERS’/MEMBER’S EQUITY (DEFICIT)	(46)	1,468	(506)	1,322	11,303	(13,587)	(46)

Total liabilities and shareholders’/member’s equity	$1,527	$1,703	$22,264	$11,930	$17,350	$(15,458)	$39,316

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2016

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$231	$797	$—	$—	$18,728	$(1,028)	$18,728

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	231	781	—	—	12,173	(1,028)	12,157
Depreciation and amortization	—	3	—	—	4,409	—	4,412
Other operating (income) expenses, net	262	1	—	—	(20)	—	243

	493	785	—	—	16,562	(1,028)	16,812

Income from operations	(262)	12	—	—	2,166	—	1,916

OTHER INCOME (EXPENSES):
Interest income (expense), net	—	10	(390)	(539)	(852)	—	(1,771)
Loss on extinguishment of debt	—	—	—	(110)	—	—	(110)
Gain on financial instruments, net	—	—	—	—	16	—	16
Other expense, net	—	(8)	—	—	(2)	—	(10)
Equity in income of subsidiaries	188	288	—	1,327	—	(1,803)	—

	188	290	(390)	678	(838)	(1,803)	(1,875)

Income (loss) before income taxes	(74)	302	(390)	678	1,328	(1,803)	41

INCOME TAX BENEFIT (EXPENSE)	3,142	(7)	—	—	—	—	3,135

Consolidated net income (loss)	3,068	295	(390)	678	1,328	(1,803)	3,176

Less: Net income attributable to noncontrolling interests	—	(107)	—	—	(1)	—	(108)

Net income (loss)	$3,068	$188	$(390)	$678	$1,327	$(1,803)	$3,068

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2015

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary	Eliminations	Charter Consolidated

REVENUES	$17	$216	$—	$—	$7,242	$—	$(233)	$7,242

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	17	216	—	—	4,802	—	(233)	4,802
Depreciation and amortization	—	—	—	—	1,580	—	—	1,580
Other operating expenses, net	—	—	—	—	69	—	—	69

	17	216	—	—	6,451	—	(233)	6,451

Income from operations	—	—	—	—	791	—	—	791

OTHER INCOME (EXPENSES):
Interest income (expense), net	—	5	(228)	(487)	(114)	(47)	—	(871)
Loss on extinguishment of debt	—	—	(2)	(123)	—	(3)	—	(128)
Loss on financial instruments, net	—	—	—	—	(10)	—	—	(10)
Other expense, net	—	(3)	—	—	—	—	—	(3)
Equity in income (loss) of subsidiaries	(9)	(45)	—	795	(50)	—	(691)	—

	(9)	(43)	(230)	185	(174)	(50)	(691)	(1,012)

Income (loss) before income taxes	(9)	(43)	(230)	185	617	(50)	(691)	(221)

INCOME TAX BENEFIT (EXPENSE)	(140)	—	—	—	212	—	—	72

Consolidated net income (loss)	(149)	(43)	(230)	185	829	(50)	(691)	(149)

Less: Net income (loss) attributable to noncontrolling interests	—	34	—	—	(34)	—	—	—

Net income (loss)	$(149)	$(9)	$(230)	$185	$795	$(50)	$(691)	$(149)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2016

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$3,068	$295	$(390)	$678	$1,328	$(1,803)	$3,176
Net impact of interest rate derivative instruments, net of tax	6	6	—	6	6	(18)	6
Foreign currency translation adjustment	(1)	(1)	—	(1)	(1)	3	(1)

Consolidated comprehensive income (loss)	3,073	300	(390)	683	1,333	(1,818)	3,181
Less: Net income attributable to noncontrolling interests	—	(107)	—	—	(1)	—	(108)

Comprehensive income (loss)	$3,073	$193	$(390)	$683	$1,332	$(1,818)	$3,073

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2015

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(149)	$(43)	$(230)	$185	$829	$(50)	$(691)	$(149)
Net impact of interest rate derivative instruments, net of tax	7	7	7	7	7	—	(28)	7

Consolidated comprehensive income (loss)	$(142)	$(36)	$(223)	$192	$836	$(50)	$(719)	$(142)
Less: Net income (loss) attributable to noncontrolling interests	—	34	—	—	(34)	—	—	—

Comprehensive income (loss)	$(142)	$(2)	$(223)	$192	$802	$(50)	$(719)	$(142)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2016

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$(233)	$(27)	$(463)	$(533)	$6,071	$—	$4,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(3,437)	—	(3,437)
Change in accrued expenses related to capital expenditures	—	—	—	—	86	—	86
Purchases of cable systems, net of cash assumed	(26,781)	(2,022)	—	—	(7)	—	(28,810)
Contributions to subsidiaries	(996)	(478)	—	(437)	—	1,911	—
Distributions from subsidiaries	23,417	25,437	—	3,455	—	(52,309)	—
Change in restricted cash and cash equivalents	—	—	22,264	—	—	—	22,264
Other, net	—	—	—	—	(8)	—	(8)

Net cash flows from investing activities	(4,360)	22,937	22,264	3,018	(3,366)	(50,398)	(9,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	3,201	2,796	—	5,997
Repayments of long-term debt	—	—	—	(2,937)	(1,183)	—	(4,120)
Borrowings (repayments) loans payable - related parties	—	(300)	553	(71)	(182)	—	—
Payments for debt issuance costs	—	—	—	(73)	(210)	—	(283)
Issuance of equity	5,000	—	—	—	—	—	5,000
Purchase of treasury stock	(448)	—	—	—	—	—	(448)
Payment of preferred dividend to noncontrolling interest	—	(55)	—	—	—	—	(55)
Proceeds from exercise of stock options	71	—	—	—	—	—	71
Proceeds from termination of interest rate derivatives	—	—	—	—	88	—	88
Contributions from parent	—	996	—	478	437	(1,911)	—
Distributions to parent	—	(23,417)	(22,353)	(3,084)	(3,455)	52,309	—
Other, net	—	5	(1)	1	(5)	—	—

Net cash flows from financing activities	4,623	(22,771)	(21,801)	(2,485)	(1,714)	50,398	6,250

NET INCREASE IN CASH AND CASH EQUIVALENTS	30	139	—	—	991	—	1,160
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—	—	5	—	5

CASH AND CASH EQUIVALENTS, end of period	$30	$139	$—	$—	$996	$—	$1,165

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2015

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary	Eliminations	Charter Consolidated

NET CASH FLOWS FROM OPERATING ACTIVITIES	$—	$(5)	$(68)	$(510)	$2,386	$(55)	$—	$1,748

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(1,292)	—	—	(1,292)
Change in accrued expenses related to capital expenditures	—	—	—	—	11	—	—	11
Contribution to subsidiary	(20)	(90)	—	(46)	(24)	—	180	—
Distributions from subsidiaries	19	330	—	521	—	—	(870)	—
Change in restricted cash and cash equivalents	—	—	(16,029)	—	—	3,514	—	(12,515)
Other, net	—	(54)	—	—	(15)	—	—	(69)

Net cash flows from investing activities	(1)	186	(16,029)	475	(1,320)	3,514	(690)	(13,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	19,291	2,700	1,071	—	—	23,062
Repayments of long-term debt	—	—	(3,500)	(2,599)	(1,329)	(3,483)	—	(10,911)
Borrowings (payments) loans payable - related parties	—	—	317	16	(333)	—	—	—
Payments for debt issuance costs	—	—	(11)	(24)	—	—	—	(35)
Purchase of treasury stock	(24)	—	—	—	—	—	—	(24)
Proceeds from exercise of stock options	22	—	—	—	—	—	—	22
Contributions from parent	—	95	—	15	46	24	(180)	—
Distributions to parent	—	(276)	—	(73)	(521)	—	870	—

Net cash flows from financing activities	(2)	(181)	16,097	35	(1,066)	(3,459)	690	12,114

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3)	—	—	—	—	—	—	(3)
CASH AND CASH EQUIVALENTS, beginning of period	3	—	—	—	—	—	—	3

CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—	$—	$—	$—	$—	$—

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

21.     Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.  ASU 2014-09 will be effective, reflecting the one-year deferral, for interim and annual periods beginning after December 15, 2017 (January 1, 2018 for the Company).  Early adoption of the standard is permitted but not before the original effective date. Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and the selected method of transition to the new standard.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which provides guidance in determining whether fees for purchasing cloud computing services (or hosted software solutions) are considered internal-use software or should be considered a service contract.  The cloud computing agreement that includes a software license should be accounted for in the same manner as internal-use software if customer has contractual right to take possession of the software during the hosting period without significant penalty and it is feasible to either run the software on customer’s hardware or contract with another vendor to host the software. Arrangements that don’t meet the requirements for internal-use software should be accounted for as a service contract. ASU 2015-05 was effective for interim and annual periods beginning after December 15, 2015 (January 1, 2016 for the Company).  The adoption of ASU 2015-05 did not have a material impact on the Company’s financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how entities should classify cash receipts and cash payments related to eight specific cash flow matters on the statement of cash flows, with the objective of reducing existing diversity in practice. ASU 2016-15 will be effective for interim and annual periods beginning after December 15, 2017 (January 1, 2018 for the Company). Early adoption is permitted. The

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Company is currently in the process of evaluating the impact that the adoption of ASU 2016-15 will have on its consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter”) is the second largest cable operator in the United States and a leading broadband communications company providing video, Internet and voice services with approximately 25.9 million residential and commercial customers at September 30, 2016. We also sell video and online advertising inventory to local, regional and national advertising customers and networking and enterprise-class, cloud-enabled hosting, managed applications and transport services to business customers and own and operate regional sports networks and local sports, news and lifestyle channels. Our residential services also include security and home management services.

Charter is a holding company whose principal asset is a controlling equity interest in Charter Communications Holdings, LLC (“Charter Holdings”), an indirect owner of Charter Communications Operating, LLC (“Charter Operating”) under which all of the operations reside. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

TWC Transaction

On May 18, 2016, the transactions contemplated by the Agreement and Plan of Mergers dated as of May 23, 2015 (the “Merger Agreement”), by and among Time Warner Cable Inc. (“Legacy TWC”), Charter Communications, Inc. prior to the closing of the Merger Agreement (“Legacy Charter”), CCH I, LLC, previously a wholly owned subsidiary of Legacy Charter (“New Charter”) and certain other subsidiaries of New Charter were completed (the “TWC Transaction,” and together with the Bright House Transaction described below, the “Transactions”). As a result of the TWC Transaction, New Charter became the new public parent company that holds the operations of the combined companies and was renamed Charter Communications, Inc.

Pursuant to the terms of the Merger Agreement, upon consummation of the TWC Transaction, each outstanding share of Legacy TWC common stock (other than Legacy TWC common stock held by Liberty Broadband Corporation (“Liberty Broadband”) and Liberty Interactive Corporation (“Liberty Interactive” and, collectively, the “Liberty Parties”)), was converted into the right to receive, at the option of each such holder of Legacy TWC common stock, either (a) $100 in cash and Charter Class A common stock equivalent to 0.5409 shares of Legacy Charter Class A common stock (the “Option A Consideration”) or (b) $115 in cash and Charter Class A common stock equivalent to 0.4562 shares of Legacy Charter Class A common stock (the “Option B Consideration”). The actual number of shares of Charter Class A common stock that Legacy TWC stockholders received, excluding the Liberty Parties, was calculated by multiplying the exchange ratios of 0.5409 or 0.4562 specified above by 0.9042 (the “Parent Merger Exchange Ratio”), which was also the exchange ratio that was used to determine the number of shares of Charter Class A common stock that Legacy Charter stockholders received per share of Legacy Charter Class A common stock. Such exchange ratio did not impact the aggregate value represented by the shares of Charter Class A common stock issued in the TWC Transaction; however, it did impact the actual number of shares issued in the TWC Transaction.

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

As of the date of the Transactions, the total value of the TWC Transaction was approximately $85 billion, including cash, equity and Legacy TWC assumed debt. The purchase price also includes an estimated pre-combination vesting period fair value of $514 million for Legacy TWC equity awards converted into Charter awards upon closing of the TWC Transaction (“Converted TWC Awards”) and $69 million of cash paid to former Legacy TWC employees and non-employee directors who held equity awards, whether vested or not vested.

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

Financing for the Transactions

Charter partially financed the cash portion of the purchase price of the Transactions with additional indebtedness and cash on hand.  In 2015, Charter issued $15.5 billion aggregate principal amount of CCO Safari II, LLC (“CCO Safari II”) senior secured notes, $3.8 billion aggregate principal amount of CCO Safari III, LLC (“CCO Safari III”) senior secured bank loans and $2.5 billion aggregate principal amount of CCOH Safari, LLC (“CCOH Safari”) senior unsecured notes.  The net proceeds were initially deposited into an escrow account. Upon closing of the TWC Transaction and release of the proceeds, the CCOH Safari notes became obligations of CCO Holdings, LLC (“CCO Holdings”), an indirect wholly-owned subsidiary of Charter Holdings, and CCO Holdings Capital Corp. (“CCO Holdings Capital”), and the CCO Safari II notes and CCO Safari III credit facilities became obligations of Charter Operating and Charter Communications Operating Capital Corp. CCOH Safari merged into CCO Holdings and CCO Safari II and CCO Safari III merged into Charter Operating. In connection with the closing of the Bright House Transaction, Charter Operating closed on a $2.6 billion aggregate principal amount term loan A facility.

Transaction-Related Commitments

The Federal Communications Commission (the “FCC”) order approving the Transactions contained certain conditions including build out of an additional two million locations with access to a high-speed connection within five years. At least one million of those connections must be in competition with another high-speed broadband provider in the market served. The FCC order also provides that Charter will not be permitted to charge usage-based prices or impose data caps and will be prohibited from charging interconnection fees for seven years, although the FCC sets forth a process in which the FCC could eliminate the conditions after five years.

Under the terms of the order with the Department of Justice (“DOJ”), Charter is prohibited from entering into or enforcing any agreement with a programmer that forbids, limits or creates incentives to limit the programmer’s provision of content to one or more on-line video distributors (“OVDs”). The settlement further provides that Charter will not be able to avail itself of other distributors’ most favored nation (“MFN”) provisions if they are inconsistent with this prohibition. The settlement also prohibits Charter from retaliating against programmers for licensing to OVDs. These DOJ conditions are in force for seven years, although Charter may petition the DOJ to eliminate the conditions after five years.

Corporate Entity Structure

The chart below sets forth our entity structure and that of our direct and indirect subsidiaries. This chart does not include all of our affiliates and subsidiaries and, in some cases, we have combined separate entities for presentation purposes. The equity ownership percentages shown below are approximations. Indebtedness amounts shown below are principal amounts as of September 30, 2016. See Note 7 to the accompanying consolidated financial statements which also includes the accreted values of the indebtedness described below.

(1)
As of September 30, 2016, Liberty Broadband beneficially owned approximately 17.4% of Charter’s Class A common stock and A/N beneficially owned approximately 13.0% of Charter’s Class A common stock, in each case assuming the exchange of the membership interests held by A/N for Charter’s Class A common stock.

(2)
In the Transactions, Legacy TWC transferred substantially all of its assets to TWC, LLC and merged with and into Spectrum Management Holding Company, LLC (formerly named Nina Company II, LLC) (“Spectrum Management”) with Spectrum Management as the surviving entity. Spectrum Management was the successor to the SEC reporting obligations of Legacy TWC (which have since been terminated).

(3)
In connection with the Transactions, on May 18, 2016, the proceeds of $2.5 billion principal amount of senior notes previously issued by CCOH Safari and held in escrow were released from escrow, and CCOH Safari merged with and into CCO Holdings, which, among other things, assumed the obligations under these debt securities and agreed to guarantee, along with Time Warner Cable, LLC (“TWC, LLC”), Time Warner Cable Enterprises LLC (“TWCE”) and substantially all of the operating subsidiaries of Charter Operating (collectively, the “Subsidiary Guarantors”), the Charter Operating notes, the TWC, LLC and TWCE debt securities and the Charter Operating credit facilities.

(4)
In connection with the Transactions, on May 18, 2016, (a) the proceeds of $15.5 billion principal amount of senior notes previously issued by CCO Safari II and held in escrow were released from escrow, and CCO Safari II merged with and into Charter Operating, which, among other things, assumed these debt obligations, (b) the $3.8 billion credit facility of CCO Safari III was issued, and CCO Safari III merged with and into Charter Operating, which, among other things, assumed the obligations under this credit facility and (c) Charter Operating agreed to guarantee, along with the Subsidiary Guarantors the TWC, LLC senior notes and debentures and the TWCE senior debentures. As of September 30, 2016, the Charter Operating credit facilities were comprised of $2.6 billion aggregate principal amount term loan A facility, $1.4 billion aggregate principal amount term loan E facility, $1.2 billion aggregate principal amount term loan F facility, $995 million aggregate principal amount term loan H facility and $2.8 billion aggregate principal amount term loan I facility. Charter Operating also has availability under its revolving credit facility of approximately $2.8 billion as of September 30, 2016.

(5)
In connection with the TWC Transaction, Legacy TWC transferred substantially all of its assets to TWC, LLC (f/k/a TWC NewCo LLC), and, among other things, TWC, LLC assumed all the obligations under $20.3 billion principal amount of notes and debentures previously issued by Legacy TWC, and agreed to guarantee the Charter Operating and TWCE notes and debentures and the Charter Operating credit agreement.

(6)	In connection with the Transactions, TWCE agreed to guarantee the Charter Operating and TWC, LLC notes and debentures and the Charter Operating credit agreement.

Overview

Since 2012, Legacy Charter has actively invested in its network and operations and improved the quality and value of the products and packages that Legacy Charter offered. Through the roll-out of Spectrum pricing and packaging we have simplified our offers and improved our packaging of products, delivering more value to new and existing customers. Further, through the transition of our Legacy Charter markets to our all-digital platform, we increased our offerings to more than 200 HD channels in most of the Legacy Charter markets and offered Internet speeds of at least 60Mbps, among other benefits. We believe that this product set combined with improved customer service, as we insource our workforce in our call centers and in our field operations, has led to lower customer churn and longer customer lifetimes.

As a result of the Transactions, quarterly revenues increased by over $7 billion year over year. We also saw an increase in expenses related to our increased scale. In September 2016, we began launching Spectrum pricing and packaging to Legacy TWC markets and we expect that by mid 2017, we will offer Spectrum pricing and packaging in all Legacy TWC and Legacy Bright House markets. In 2017, we intend to begin converting the remaining Legacy TWC and Legacy Bright House analog markets to an all-digital platform and we expect to complete this initiative by the end of 2018. By the end of 2016, we expect that most of our corporate organization, as well as our marketing, sales and product development departments, will be centralized. Field operations will be managed through eleven regional areas, each designed to represent a combination of designated marketing areas and managed with largely the same set of field employees that were with the three legacy companies prior to completion of the Transactions. Over a multi-year period, Legacy TWC and Legacy Bright House customer care centers will migrate to Charter’s model of using virtualized, U.S.-based in-house call centers. We will focus on deploying superior products and service with minimal service disruptions as we integrate our information technology and network operations. We expect customer and financial results to trend similar to Legacy Charter following the implementation of the Legacy Charter operating strategies across the

Legacy TWC and Legacy Bright House markets. As a result of implementing our operating strategy at Legacy TWC and Legacy Bright House, we cannot be certain that we will be able to grow revenues or maintain our margins at recent historical rates.

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

The Company realized revenue, Adjusted EBITDA and income from operations during the periods presented on an actual basis and pro forma basis, assuming the Transactions occurred as of January 1, 2015, as follows (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Growth	2016	2015	% Growth
Actual
Revenues	$10,037	$2,450	309.6%	$18,728	$7,242	158.6%
Adjusted EBITDA	$3,636	$850	328.3%	$6,739	$2,498	169.8%
Income from operations	$924	$273	240.3%	$1,916	$791	142.4%

Pro Forma
Revenues	$10,037	$9,342	7.4%	$29,748	$27,813	7.0%
Adjusted EBITDA	$3,636	$3,175	14.5%	$10,611	$9,586	10.7%
Income from operations	$924	$763	21.1%	$3,362	$2,428	38.5%

Adjusted EBITDA is defined as consolidated net income (loss) plus net interest expense, income tax expense, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, (gain) loss on financial instruments, net, other expense, net and other operating expenses, such as merger and restructuring costs, other pension benefits, special charges and gain (loss) on sale or retirement of assets. See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Growth in total revenue, Adjusted EBITDA and income from operations was primarily due to the Transactions.
On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, total revenue growth was primarily due to growth in our Internet and commercial businesses. On a pro forma basis, Adjusted EBITDA growth was primarily due to an increase in residential and commercial revenues offset by increases in programming costs and other operating costs. In addition to the factors discussed above, income from operations on a pro forma basis was affected by increases in depreciation and amortization, merger and restructuring costs and stock compensation expense.

We incurred the following costs in connection with the Transactions (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Operating expenses	$32	$12	$78	$50
Other operating expenses	$205	$19	$775	$51
Interest expense	$—	$163	$390	$275
Capital expenditures	$109	$24	$273	$66

Amounts included in transition operating expenses and transition capital expenditures represent incremental costs incurred to integrate the Legacy TWC and Legacy Bright House operations and to bring the three companies’ systems and processes into a uniform operating structure.  Costs are incremental and would not be incurred absent the integration.  Other operating expenses associated with the Transactions represent merger and restructuring costs and include advisory, legal and accounting fees, employee retention costs, employee termination costs and other exit costs.  Interest expense associated with the Transactions represents interest incurred on the CCO Safari II, CCO Safari III and CCOH Safari notes issued in advance of the closing of the Transactions, the proceeds of which were held in escrow to finance the Transactions.

We have a history of net losses.  Our net losses were principally attributable to insufficient revenue to cover the combination of operating expenses, interest expenses that we incur on our debt, depreciation expenses resulting from the capital investments we have made, and continue to make, in our cable properties, amortization expenses related to our customer relationship intangibles and higher non-cash income tax expense. We will incur significant increases in interest expense and depreciation and amortization as a result of the Transactions and will incur restructuring and transition costs for at least one to two years, and as a result, absent non-recurring impacts such as the reversal of the income tax valuation allowance in the second quarter of 2016, we may incur net losses in the future.

All customer statistics as of September 30, 2016 include operations of Legacy TWC, Legacy Bright House and Legacy Charter each of which is based on the legacy company’s reporting methodology. Such methodologies differ and these differences may be material. Once statistical reporting is fully integrated, all prior periods will be recast to reflect a consistent methodology. The following table summarizes our customer statistics for video, Internet and voice as of September 30, 2016 and 2015 (in thousands except per customer data and footnotes).

	Approximate as of
	September 30,
	2016 (a)	2015 (a)

Customer Relationships (b)
Residential	24,551	6,202
Small and Medium Business	1,367	375
Total Customer Relationships	25,918	6,577

Residential Primary Service Units (“PSU”)
Video	16,887	4,293
Internet	21,017	5,112
Voice	10,288	2,551
	48,192	11,956

Monthly Residential Revenue per Residential Customer (c)	$109.69	$110.69

Small and Medium Business PSUs
Video	388	104
Internet	1,185	331
Voice	751	208
	2,324	643

Monthly Small and Medium Business Revenue per Customer (d)	$214.64	$176.19

Enterprise PSUs (e)	93	28

After giving effect to the Transactions, September 30, 2015 residential and small and medium business customer relationships would have been 23,436,000 and 1,221,000, respectively, residential video, Internet and voice PSUs would have been 16,944,000, 19,416,000 and 9,655,000, respectively and small and medium business PSUs would have been 354,000, 1,045,000 and 643,000, respectively; Enterprise PSUs would have been 77,000.

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of September 30, 2016 and 2015, customers include approximately 200,900 and 36,800 customers, respectively, whose accounts were over 60 days past due, approximately 15,200 and 1,200 customers, respectively, whose accounts were over 90 days past due, and approximately 8,900 and 800 customers, respectively, whose accounts were over 120 days past due.

(b)
Customer relationships include the number of customers that receive one or more levels of service, encompassing video, Internet and voice services, without regard to which service(s) such customers receive. Customers who reside in residential multiple dwelling units (“MDUs”) and that are billed under bulk contracts are counted based on the number of billed units within each bulk MDU. Total customer relationships excludes enterprise customer relationships.

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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report on Form 10-K and "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016. There have been no material changes from the critical accounting policies described in our Form 10-K and Form 10-Q.

Results of Operations

We completed the Transactions on May 18, 2016 and have included the Legacy TWC and Legacy Bright House operating results since that date. In accordance with U.S. generally accepted accounting principles (“GAAP”), operating results from Legacy TWC and Legacy Bright House prior to the closing of the Transactions have been excluded. For purposes of management’s discussion and analysis, we have given explanations of increases and decreases in our results of operations on an actual basis, as well as on a pro forma basis assuming the Transactions occurred as of January 1, 2015. Due to the size of the Transactions, we believe that providing a discussion of our results of operations on a pro forma basis provides management and investors a more meaningful perspective on our financial and operational performance and trends. The results of operations data on a pro forma basis are provided for illustrative purposes only and are based on available information and assumptions that we believe are reasonable and do not purport to represent what our actual consolidated results of operations would have been had the Transactions occurred as of January 1, 2015, nor are they necessarily indicative of future consolidated results of operations or consolidated financial position.

See Exhibit 99.1 in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016 for pro forma financial information for each quarter of 2015 and the first and second quarter of 2016.

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$10,037	$2,450	$18,728	$7,242

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	6,482	1,620	12,157	4,802
Depreciation and amortization	2,437	538	4,412	1,580
Other operating expenses, net	194	19	243	69
	9,113	2,177	16,812	6,451
Income from operations	924	273	1,916	791

Other Expenses:
Interest expense, net	(724)	(353)	(1,771)	(871)
Loss on extinguishment of debt	—	—	(110)	(128)
Gain (loss) on financial instruments, net	71	(5)	16	(10)
Other expense, net	(5)	(3)	(10)	(3)
	(658)	(361)	(1,875)	(1,012)

Income (loss) before income taxes	266	(88)	41	(221)
Income tax benefit (expense)	(16)	142	3,135	72

Consolidated net income (loss)	250	54	3,176	(149)
Less: Net income attributable to noncontrolling interests	(61)	—	(108)	—

Net income (loss) attributable to Charter shareholders	$189	$54	$3,068	$(149)

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$0.70	$0.54	$16.52	$(1.48)
Diluted	$0.69	$0.53	$15.23	$(1.48)

Weighted average common shares outstanding, basic	271,263,259	101,205,400	185,706,106	101,080,587
Weighted average common shares outstanding, diluted	275,373,202	102,481,924	208,460,148	101,080,587

Revenues. Total revenues grew $7.6 billion or 310% for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, and grew $11.5 billion or 159% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Revenue growth primarily reflects the Transactions and increases in the number of residential Internet and triple play customers and in commercial business customers, growth in rates driven by higher equipment revenue and rate increases offset by a decrease in basic video customers. The Transactions increased revenues for three and nine months ended September 30, 2016 as compared to the three and nine months September 30, 2015 by approximately $7.4 billion and $11.0 billion, respectively. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, total revenue growth was 7% for both the three and nine months ended September 30, 2016 compared to the corresponding periods in 2015.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended September 30,
	Actual			Pro forma
	2016	2015	% Change	2016	2015	% Change

Video	$4,094	$1,143	258%	$4,094	$3,973	3%
Internet	3,206	762	321%	3,206	2,844	13%
Voice	728	135	441%	728	707	3%
Residential revenue	8,028	2,040	293%	8,028	7,524	7%

Small and medium business	868	193	347%	868	767	13%
Enterprise	508	93	453%	508	461	10%
Commercial revenue	1,376	286	381%	1,376	1,228	12%

Advertising sales	419	77	449%	419	374	12%
Other	214	47	354%	214	216	(1)%

	$10,037	$2,450	310%	$10,037	$9,342	7%

	Nine Months Ended September 30,
	Actual			Pro forma
	2016	2015	% Change	2016	2015	% Change

Video	$7,869	$3,420	130%	$12,291	$12,009	2%
Internet	5,960	2,222	168%	9,376	8,371	12%
Voice	1,286	404	219%	2,185	2,117	3%
Residential revenue	15,115	6,046	150%	23,852	22,497	6%

Small and medium business	1,590	565	181%	2,520	2,223	13%
Enterprise	903	268	237%	1,500	1,339	12%
Commercial revenue	2,493	833	199%	4,020	3,562	13%

Advertising sales	728	222	229%	1,189	1,105	8%
Other	392	141	178%	687	649	6%

	$18,728	$7,242	159%	$29,748	$27,813	7%

Video revenues consist primarily of revenues from basic and digital video services provided to our residential customers, as well as franchise fees, equipment rental and video installation revenue. Excluding the impacts of the Transactions, residential video customers increased by 51,000 from September 30, 2015 to September 30, 2016.

The increase in video revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2016 compared to three months ended September 30, 2015 Increase / (Decrease)	Nine months ended September 30, 2016 compared to nine months ended September 30, 2015 Increase / (Decrease)

Incremental video services, price adjustments and bundle revenue allocation	$24	$98
Increase in average basic video customers	13	24
Decrease in video on demand and pay-per-view	(2)	(19)
TWC Transaction	2,521	3,749
Bright House Transaction	395	597

	$2,951	$4,449

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, residential video customers decreased by 57,000 from September 30, 2015 to September 30, 2016 and the increase in video revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2016 compared to three months ended September 30, 2015 Increase / (Decrease)	Nine months ended September 30, 2016 compared to nine months ended September 30, 2015 Increase / (Decrease)

Incremental video services, price adjustments and bundle revenue allocation	$130	$375
Increase (decrease) in video on demand and pay-per-view	2	(61)
Decrease in average basic video customers	(11)	(32)

	$121	$282

Excluding the impacts of the Transactions, residential Internet customers grew by 467,000 customers from September 30, 2015 to September 30, 2016. The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2016 compared to three months ended September 30, 2015 Increase / (Decrease)	Nine months ended September 30, 2016 compared to nine months ended September 30, 2015 Increase / (Decrease)

Increase in average residential Internet customers	$73	$213
Service level changes, price adjustments and bundle revenue allocation	14	50
TWC Transaction	2,017	2,973
Bright House Transaction	340	502

	$2,444	$3,738

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, residential Internet customers increased by 1,601,000 from September 30, 2015 to September 30, 2016 and the increase in Internet revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2016 compared to three months ended September 30, 2015 Increase / (Decrease)	Nine months ended September 30, 2016 compared to nine months ended September 30, 2015 Increase / (Decrease)

Increase in average residential Internet customers	$248	$719
Service level changes, price adjustments and bundle revenue allocation	114	286

	$362	$1,005

Excluding the impacts of the Transactions, residential voice customers grew by 114,000 customers from September 30, 2015 to September 30, 2016. The increase in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2016 compared to three months ended September 30, 2015 Increase / (Decrease)	Nine months ended September 30, 2016 compared to nine months ended September 30, 2015 Increase / (Decrease)

Increase in average residential voice customers	$6	$22
Price adjustments and bundle revenue allocation	(4)	(15)
TWC Transaction	507	750
Bright House Transaction	84	125

	$593	$882

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, residential voice customers increased by 633,000 from September 30, 2015 to September 30, 2016 and the increase in voice revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2016 compared to three months ended September 30, 2015 Increase / (Decrease)	Nine months ended September 30, 2016 compared to nine months ended September 30, 2015 Increase / (Decrease)

Increase in average residential voice customers	$53	$196
Price adjustments and bundle revenue allocation	(32)	(128)

	$21	$68

Excluding the impacts of the Transactions, small and medium business PSUs grew by 127,000 from September 30, 2015 to September 30, 2016. The increase in small and medium business commercial revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2016 compared to three months ended September 30, 2015 Increase / (Decrease)	Nine months ended September 30, 2016 compared to nine months ended September 30, 2015 Increase / (Decrease)

Increase in small and medium business customers	$33	$95
Price adjustments	(9)	(29)
TWC Transaction	565	831
Bright House Transaction	86	128

	$675	$1,025

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, small and medium business PSUs increased by 282,000 from September 30, 2015 to September 30, 2016 and the increase in small and medium business commercial revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2016 compared to three months ended September 30, 2015 Increase / (Decrease)	Nine months ended September 30, 2016 compared to nine months ended September 30, 2015 Increase / (Decrease)

Increase in small and medium business customers	$92	$265
Price adjustments and service level changes	9	32

	$101	$297

Excluding the impacts of the Transactions, enterprise PSUs increased 7,000 from September 30, 2015 to September 30, 2016. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, enterprise PSUs increased by 16,000 from September 30, 2015 to September 30, 2016. The Transactions increased enterprise commercial revenues for the three and nine months ended September 30, 2016 compared to the corresponding periods in 2015 by $411 million and $607 million, respectively. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, enterprise commercial revenues increased $47 million and $161 million during the three and nine months ended September 30, 2016, respectively, compared to the corresponding periods in 2015 primarily due to growth in customers.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues increased $342 million and $506 million during the three and nine months ended September 30, 2016, respectively, compared to the corresponding periods in 2015 primarily due to the Transactions. The Transactions increased advertising sales revenues for the three and nine months ended September 30, 2016 compared to the corresponding periods in 2015 by $336 million and $495 million, respectively. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, advertising sales revenues increased $45 million and $84 million during the three and nine months ended September 30, 2016, respectively, compared to the corresponding periods in 2015 primarily due to an increase in political advertising.

Other revenues consist of revenue from regional sports and news channels (excluding intercompany charges or advertising sales on those channels), home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues increased $167 million and $251 million during the three and nine months ended September 30, 2016, respectively, compared to the corresponding periods in 2015 primarily as a result of the Transactions. The Transactions increased other revenues for the three and nine months ended September 30, 2016 compared to the corresponding periods in 2015 by $173 million and $257 million, respectively. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, other revenues decreased $2 million and increased by $38 million during the three and nine months ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The increase during the nine months ended September 30, 2016 compared to 2015 is primarily due to a settlement related to an early contract termination and an increase in processing fees.

Operating costs and expenses. The increases in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended September 30, 2016 compared to three months ended September 30, 2015 Increase / (Decrease)	Nine months ended September 30, 2016 compared to nine months ended September 30, 2015 Increase / (Decrease)

Programming	$1,737	$2,644
Regulatory, connectivity and produced content	400	612
Costs to service customers	1,387	2,044
Marketing	428	660
Transition costs	20	28
Other	890	1,367

	$4,862	$7,355

Programming costs were approximately $2.4 billion and $667 million, representing 37% and 41% of total operating costs and expenses for the three months ended September 30, 2016 and 2015, respectively, and $4.6 billion and $2.0 billion, representing 38% and 42% of total operating costs and expenses for the nine months ended September 30, 2016 and 2015, respectively. The increases in operating costs and expenses for the three and nine months ended September 30, 2016 compared to the corresponding prior periods were primarily due to the Transactions which increased operating costs and expenses by approximately $4.7 billion and $7.0 billion, respectively.

The increase in other expense is attributable to the following (dollars in millions):

	Three months ended September 30, 2016 compared to three months ended September 30, 2015 Increase / (Decrease)	Nine months ended September 30, 2016 compared to nine months ended September 30, 2015 Increase / (Decrease)

Corporate costs	$240	$384
Advertising sales expense	149	226
Enterprise	137	207
Bad debt expense	86	118
Property tax and insurance	79	120
Stock compensation expense	61	110
Other	138	202

	$890	$1,367

The increases in other expense for the three and nine months ended September 30, 2016 compared to the corresponding prior periods were primarily due to the Transactions which increased other expense by approximately $850 million and $1.3 billion, respectively.

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, increases in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended September 30, 2016 compared to three months ended September 30, 2015 Increase / (Decrease)	Nine months ended September 30, 2016 compared to nine months ended September 30, 2015 Increase / (Decrease)

Programming	$182	$524
Regulatory, connectivity and produced content	(15)	11
Costs to service customers	(33)	55
Marketing	4	86
Transition costs	20	28
Other	95	241

	$253	$945

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, programming costs were approximately $2.4 billion and $2.2 billion, representing 37% and 36% of total operating costs and expenses for the three months ended September 30, 2016 and 2015, respectively, and $7.2 billion and $6.7 billion, representing 37% and 36% of total operating costs and expenses for the nine months ended September 30, 2016 and 2015, respectively.

Programming costs consist primarily of costs paid to programmers for basic, digital, premium, video on demand, and pay-per-view programming. The increase in pro forma programming costs is primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and the introduction of new networks offset by synergies as a result of the Transactions and lower pay-per-view programming expenses.  We expect pro forma programming expenses will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new sports services. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, the increase in other expense is attributable to the following (dollars in millions):

	Three months ended September 30, 2016 compared to three months ended September 30, 2015 Increase / (Decrease)	Nine months ended September 30, 2016 compared to nine months ended September 30, 2015 Increase / (Decrease)

Corporate costs	$25	$94
Advertising sales expense	23	57
Stock compensation expense	19	35
Enterprise	12	33
Property tax and insurance	(5)	16
Other	21	6

	$95	$241

The increases in corporate costs relate primarily to increases in the number of employees. Stock compensation expense increased primarily due to increases in headcount and the value of equity issued.

Depreciation and amortization. Depreciation and amortization expense increased by $1.9 billion and $2.8 billion during the three and nine months ended September 30, 2016, respectively, compared to the corresponding periods in 2015 primarily as a result of additional depreciation and amortization related to the Transactions, inclusive of the incremental amounts as a result of the higher fair values recorded in acquisition accounting.

Other operating expenses, net. The changes in other operating expenses, net are attributable to the following (dollars in millions):

	Three months ended September 30, 2016 compared to three months ended September 30, 2015 Increase / (Decrease)	Nine months ended September 30, 2016 compared to nine months ended September 30, 2015 Increase / (Decrease)

Merger and restructuring costs	$186	$724
Other pension benefits	(13)	(533)
Special charges, net	3	(3)
(Gain) loss on sale of assets, net	(1)	(14)

	$175	$174

The increase in merger and restructuring costs is primarily due to approximately $171 million and $451 million of employee retention and employee termination costs incurred during the three and nine months ended September 30, 2016, respectively. The nine months ended September 30, 2016 also includes approximately $262 million of Legacy Charter and Legacy TWC contingent financing and advisory transaction fees paid at the closing of the Transactions. The increase in other pension benefits during the nine months ended September 30, 2016 compared to the corresponding prior period is primarily due to the pension curtailment gain of $675 million, net of the remeasurement loss of $157 million. For more information, see Notes 13 and 19 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. Net interest expense increased by $371 million and $900 million for the three and nine months ended September 30, 2016, respectively, compared to the corresponding periods in 2015 primarily as a result of an increase of approximately $77 million and $469 million, respectively, of interest expense associated with the debt incurred to fund the Transactions, and $243 million and $359 million, respectively, associated with debt assumed from Legacy TWC.

Loss on extinguishment of debt. Loss on extinguishment of debt of $110 million and $128 million for the nine months ended September 30, 2016 and 2015, respectively, primarily represent losses recognized as a result of the repurchase of CCO Holdings notes. For more information, see Note 7 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Gain (loss) on financial instruments, net. Interest rate derivative instruments are used to manage our interest costs and to reduce our exposure to increases in floating interest rates, and cross-currency derivative instruments are used to manage foreign exchange risk related to the foreign currency denominated debt assumed in the TWC Transaction. We recorded gains of $71 million and $16 million during the three and nine months ended September 30, 2016, respectively, and losses of $5 million and $10 million during the three and nine months ended September 30, 2015, respectively. Gains and losses on financial instruments are recognized due to changes in the fair value of our interest rate and cross currency derivative instruments and the remeasurement of the fixed-rate British pound sterling denominated notes (the “Sterling Notes”) into U.S. dollars. The nine months ended September 30, 2016, also includes an $11 million loss realized upon termination of Legacy TWC interest rate swap derivative instruments. For more information, see Note 10 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Other expense, net. Other expense, net primarily represents equity losses on our equity-method investments. For more information, see Note 5 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax benefit (expense). We recognized income tax expense of $16 million for the three months ended September 30, 2016 and an income tax benefit of $3.1 billion for the nine months ended September 30, 2016, and income tax expense of $142 million and $72 million for the three and nine months ended September 30, 2015, respectively. Certain of the deferred tax liabilities that were assumed in connection with the closing of the TWC Transaction will reverse and provide a source of future taxable income, resulting in a reduction of approximately $3.3 billion of Legacy Charter’s preexisting valuation allowance associated with its deferred tax assets. Such release of Legacy Charter’s valuation allowance was recognized directly to income tax benefit in the consolidated statements of operations for the nine months ended September 30, 2016. Income tax expense and benefit for the three and nine months ended September 30, 2016, respectively, were impacted by a change in a state tax law that resulted in approximately $44 million of tax benefit. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results. For more information, see Note 14 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense in 2015 was recognized primarily through increases in deferred tax liabilities related to Legacy Charter’s franchises, which are characterized as indefinite lived for book financial reporting purposes, as well as, to a lesser extent, through current federal and state income tax expense. Current federal and state income tax expense included $22 million and zero for the three months ended September 30, 2016 and 2015, respectively, and $35 million and $4 million for the nine months ended September 30, 2016 and 2015, respectively.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest for financial reporting purposes represents A/N’s portion of Charter Holdings’ net income based on its effective common unit ownership interest of approximately 10% and on the preferred dividend of $37 million and $55 million for the three and nine months ended September 30, 2016, respectively. For more information, see Note 9 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income (loss) attributable to Charter shareholders. Net income attributable to Charter shareholders increased from $54 million for the three months ended September 30, 2015 to $189 million for the three months ended September 30, 2016, and increased from a net loss of $149 million for the nine months ended September 30, 2015 to net income of $3.1 billion for the nine months ended September 30, 2016 primarily as a result of the factors described above. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, net income attributable to Charter shareholders increased from $2 million for the three months ended September 30, 2015 to $189 million for the three months ended September 30, 2016, and increased from $29 million for the nine months ended September 30, 2015 to $616 million for the nine months ended September 30, 2016.

Use of Adjusted EBITDA and Free Cash Flow

We use certain measures that are not defined by U.S. generally accepted accounting principles (“GAAP”) to evaluate various aspects of our business. Adjusted EBITDA and free cash flow are non-GAAP financial measures and should be considered in addition to, not as a substitute for, consolidated net income (loss) and net cash flows from operating activities reported in accordance with GAAP. These terms, as defined by us, may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA and free cash flow are reconciled to consolidated net income (loss) and net cash flows from operating activities, respectively, below.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $231 million and $79 million for the three months ended September 30, 2016 and 2015, respectively, and $535 million and $231 million for the nine months ended September 30, 2016 and 2015, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Actual
Consolidated net income (loss)	$250	$54	$3,176	$(149)
Plus: Interest expense, net	724	353	1,771	871
Income tax (benefit) expense	16	(142)	(3,135)	(72)
Depreciation and amortization	2,437	538	4,412	1,580
Stock compensation expense	81	20	168	58
Loss on extinguishment of debt	—	—	110	128
(Gain) loss on financial instruments, net	(71)	5	(16)	10
Other, net	199	22	253	72

Adjusted EBITDA	$3,636	$850	$6,739	$2,498

Net cash flows from operating activities	$2,801	$689	$4,815	$1,748
Less: Purchases of property, plant and equipment	(1,748)	(509)	(3,437)	(1,292)
Change in accrued expenses related to capital expenditures	(52)	28	86	11

Free cash flow	$1,001	$208	$1,464	$467

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Pro Forma
Consolidated net income	$250	$40	$830	$146
Plus: Interest expense, net	724	724	2,155	2,270
Income tax expense	16	1	288	19
Depreciation and amortization	2,437	2,356	7,060	6,961
Stock compensation expense	81	62	219	184
Loss on extinguishment of debt	—	—	110	128
(Gain) loss on financial instruments, net	(71)	5	(16)	10
Other, net	199	(13)	(35)	(132)

Adjusted EBITDA	$3,636	$3,175	$10,611	$9,586

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The principal amount of our debt as of September 30, 2016 was $60.2 billion, consisting of $9.0 billion of credit facility debt, $37.8 billion of investment grade senior secured notes and $13.4 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.  As of September 30, 2016, $49 million of our long-term debt matures in 2016, $2.2 billion in 2017, $2.2 billion in 2018, $3.5 billion in 2019, $5.2 billion in 2020 and $47.0 billion thereafter.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $1.0 billion and $208 million for the three months ended September 30, 2016 and 2015, respectively, and $1.5 billion and $467 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the amount available under our credit facilities was approximately $2.8 billion and cash on hand was approximately $1.2 billion. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of or reduce the principal on our obligations. The timing and terms of any refinancing transactions will be subject to market conditions. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as stock repurchases and dividends and to reduce our leverage. Our target leverage remains at 4 to 4.5 times, and 3.5 times at the Charter Operating level. On October 25, 2016, Charter’s board of directors authorized management to engage in opportunistic share repurchases of up to $750 million in any six-month period with the first period commencing the day of any repurchase after Charter’s third quarter 2016 earnings release and provided that Charter’s net debt remains within its then current target leverage range. Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases or negotiated transactions. As possible acquisitions, swaps or dispositions arise in our industry, we actively review them against our objectives including, among other considerations, improving the operational efficiency, clustering or technology capabilities of our business and achieving appropriate return targets, and we may participate to the extent we believe these possibilities present attractive opportunities. However, there can be no assurance that we will actually complete any acquisitions, dispositions or system swaps, or that any such transactions will be material to our operations or results.

Free Cash Flow

Free cash flow increased $793 million and $997 million during the three and nine months ended September 30, 2016 compared to the corresponding prior periods in 2015, respectively, due to the following (dollars in millions).

	Three months ended September 30, 2016 compared to three months ended September 30, 2015 Increase / (Decrease)	Nine months ended September 30, 2016 compared to nine months ended September 30, 2015 Increase / (Decrease)

Increase in Adjusted EBITDA	$2,786	$4,241
Changes in working capital, excluding change in accrued interest	154	636
Increase in capital expenditures	(1,239)	(2,145)
Increase in cash paid for interest, net	(751)	(1,186)
Increase in merger and restructuring costs	(129)	(522)
Other, net	(28)	(27)

	$793	$997

Contractual Obligations

The following table summarizes our payment obligations as of September 30, 2016 under our long-term debt and certain other contractual obligations and commitments (dollars in millions).

	Payments by Period
	Total	Remainder of 2016	2017-2018	2019-2020	More than 5 years

Long-Term Debt Principal Payments (a)	$60,168	$49	$4,394	$8,762	$46,963
Long-Term Debt Interest Payments (b)	38,978	724	6,503	5,703	26,048
Capital and Operating Lease Obligations (c)	1,332	82	450	295	505
Programming Minimum Commitments (d)	355	58	258	39	—
Other (e)	13,331	291	1,624	1,311	10,105

Total	$114,164	$1,204	$13,229	$16,110	$83,621

(a)
The table presents maturities of long-term debt outstanding as of September 30, 2016. Refer to Note 7 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for a description of our long-term debt.

(b)
Interest payments on variable debt are estimated using amounts outstanding as of September 30, 2016 and the average implied forward London Interbank Offering Rate (“LIBOR”) rates applicable for the quarter during the interest rate reset based on the yield curve in effect at September 30, 2016. Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods.

(c)
We lease certain facilities and equipment under noncancelable capital and operating leases. Leases and rental costs charged to expense for the three months ended September 30, 2016 and 2015 were $79 million and $12 million, respectively, and for the nine months ended September 30, 2016 and 2015 were $136 million and $36 million, respectively.

(d)
We pay programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term. Programming costs included in the accompanying statement of operations were approximately $2.4 billion and $667 million for the three months ended September 30, 2016 and 2015, respectively, and $4.6 billion and $2.0 billion for the nine months ended September 30, 2016 and 2015, respectively. Certain of our programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.

(e)
“Other” represents other guaranteed minimum commitments, including programming rights negotiated directly with content owners for distribution on Company-owned channels or networks and commitments related to our role as an advertising and distribution sales agent for third party-owned channels or networks as well as commitments to our customer premise equipment vendors.

Charter has agreed to certain commitments that were effective upon the consummation of the Transactions. See “Transaction-Related Commitments” for more information. Additionally, see Note 17 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for items not included in the contractual obligations table, but we incur as part of operations.

Limitations on Distributions

Distributions by our subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of September 30, 2016, there was no default under any of these indentures or credit facilities, and each subsidiary met its applicable leverage ratio tests based on September 30, 2016 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $1.2 billion and $5 million in cash and cash equivalents as of September 30, 2016 and December 31, 2015, respectively. We also held $22.3 billion in restricted cash and cash equivalents as of December 31, 2015 representing proceeds of debt raised to fund the cash portion of the TWC Transaction consideration that were held in escrow until consummation of the TWC Transaction.

Operating Activities. Net cash provided by operating activities increased $3.1 billion during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to an increase in Adjusted EBITDA of $4.2 billion offset by an increase in cash paid for interest, net of $1.2 billion.

Investing Activities. Net cash used in investing activities was $9.9 billion and $13.9 billion for the nine months ended September 30, 2016 and 2015, respectively. Cash used in investing activities during the nine months ended September 30, 2016 primarily represented the acquisitions of TWC and Bright House. Cash used in investing activities during the nine months ended September 30, 2015 primarily represented the investment in 2015 of net proceeds from the issuance of the CCO Safari II notes and CCO Safari III credit facilities in long-term restricted cash and cash equivalents offset by the repayment of $7.1 billion of net proceeds held in escrow upon the termination of the proposed transactions with Comcast. The decrease in cash used in investing activities during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is offset by an increase in capital expenditures of $2.1 billion.

Financing Activities. Net cash provided by financing activities was $6.3 billion and $12.1 billion for the nine months ended September 30, 2016 and 2015, respectively. The decrease in cash provided was primarily due to the issuance in 2015 of the CCO Safari II notes and CCO Safari III credit facilities offset by the repayment in 2015 of $7.1 billion of net proceeds held in escrow upon the termination of the proposed transactions with Comcast as compared to the issuance of $5 billion of equity to Liberty Broadband to fund a portion of the Transactions in 2016.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.7 billion and $509 million for the three months ended September 30, 2016 and 2015, respectively, and $3.4 billion and $1.3 billion for the nine months ended September 30, 2016 and 2015, respectively.  The increase was driven by the Transactions. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, the increase for the nine months ended September 30, 2016 compared to the corresponding prior period was driven by higher product development investments, transition capital expenditures incurred in connection with the Transactions and support capital investments. See the table below for more details.

The actual amount of our capital expenditures in 2016 will depend on a number of factors, including the pace of transition planning to service a larger customer base as a result of the Transactions and growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures increased by $86 million and $11 million for the nine months ended September 30, 2016 and 2015, respectively.

The following tables present our major capital expenditures categories on an actual and pro forma basis, assuming the Transactions occurred as of January 1, 2015, in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three and nine months ended September 30, 2016 and 2015. The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Actual
Customer premise equipment (a)	$662	$163	$1,177	$448
Scalable infrastructure (b)	441	142	937	335
Line extensions (c)	249	57	467	144
Upgrade/rebuild (d)	156	38	307	94
Support capital (e)	240	109	549	271

Total capital expenditures	$1,748	$509	$3,437	$1,292

Capital expenditures included in total related to:
Commercial services	$278	$70	$533	$186
Transition (f)	$109	$24	$273	$66

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Pro Forma
Customer premise equipment (a)	$662	$712	$2,074	$2,097
Scalable infrastructure (b)	441	330	1,556	1,188
Line extensions (c)	249	237	751	725
Upgrade/rebuild (d)	156	171	461	438
Support capital (e)	240	249	815	690

Total capital expenditures	$1,748	$1,699	$5,657	$5,138

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

(f)
Transition represents incremental costs incurred to integrate the Legacy TWC and Legacy Bright House operations and to bring the three companies' systems and processes into a uniform operating structure.

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

As of September 30, 2016 and December 31, 2015, the principal amount of our debt was approximately $60.2 billion and $35.9 billion, respectively. As of December 31, 2015, this included $21.8 billion of debt which proceeds were held in escrow pending consummation of the TWC Transaction. As of September 30, 2016 and December 31, 2015, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 3.2% and 3.3%, respectively, and the weighted average interest rate on the senior notes was approximately 5.9% and 5.5%, respectively, resulting in a blended weighted average interest rate of 5.5% and 5.1%, respectively. The interest rate on approximately 87% and 83% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements as of September 30, 2016 and December 31, 2015, respectively.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of September 30, 2016 (dollars in millions).

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Debt:
Fixed-Rate	$—	$2,000	$2,000	$3,250	$3,500	$40,453	$51,203	$56,899
Average Interest Rate	—%	5.85%	6.75%	8.44%	4.19%	5.76%	5.86%

Variable Rate	$49	$197	$197	$296	$1,716	$6,510	$8,965	$8,975
Average Interest Rate	2.91%	3.21%	3.35%	3.99%	3.81%	4.41%	4.22%

Interest Rate Instruments:
Variable to Fixed-Rate	$250	$850	$—	$—	$—	$—	$1,100	$8
Average Pay Rate	3.89%	3.84%	—%	—%	—%	—%	3.86%
Average Receive Rate	3.17%	3.35%	—%	—%	—%	—%	3.31%

As of September 30, 2016, we had $1.1 billion in notional amounts of interest rate derivative instruments outstanding. The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The estimated fair value of the interest rate derivative instruments is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s and counterparties’ credit risk). Interest rates on variable-rate debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at September 30, 2016 including applicable bank spread.

Item 4.     Controls and Procedures.

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our design and operation of disclosure controls and procedures with respect to the information generated for use in this quarterly report. The evaluation was based upon reports and certifications provided by a number of executives. Based on, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On May 18, 2016, we completed the Transactions and as a result, we have incorporated internal controls over significant processes specific to the Transactions and to activities post Transactions that we believe to be appropriate and necessary in consideration of the related integration, including controls associated with the Transactions for the valuations of certain Legacy TWC and Legacy Bright House assets and liabilities assumed, as well as adoption of common financial reporting and internal control practices for the combined company. As we further integrate Legacy TWC and Legacy Bright House, we will continue to validate the effectiveness and integration of internal controls.

Except as described above in the preceding paragraph, during the quarter ended September 30, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings.

Our Annual Report on Form 10-K for the year ended December 31, 2015 includes “Legal Proceedings” under Item 3 of Part I. Other than as described in Note 17 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements,” there have been no material changes from the legal proceedings described in our Form 10-K.

Item 1A.     Risk Factors.

Our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016 includes "Risk Factors" under Item 1A of Part II. There have been no material changes from the updated risk factors described in our Form 10-Q.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(C) Purchases of Equity Securities by the Issuer

The following table presents Charter’s purchases of equity securities completed during the third quarter of 2016 (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - 31, 2016	134,979	$235.50	N/A	N/A
August 1 - 31, 2016	90,924	$250.28	N/A	N/A
September 1 - 30, 2016	1,127,072	$269.47	1,050,033	$469

(1)
Represents 134,979, 90,924 and 77,039 shares withheld from employees for the payment of taxes and exercise costs upon the exercise of stock options or vesting of other equity awards for the months of July, August and September 2016, respectively.

(2)
In July 2016, Charter’s board of directors authorized the repurchase of up to $750 million of Charter’s Class A common stock.  Under this authorization, shares of Charter’s Class A common stock may be purchased from time to time during the course of any six-month period.  As of September 30, 2016, approximately 1.1 million shares of Charter’s Class A common stock were repurchased under the program for a total of approximately $281 million.

Item 5.     Other Information.

On November 2, 2016, Charter entered into new employment agreements with its President and Chief Operating Officer, John Bickham; Chief Financial Officer, Christopher L. Winfrey; and Executive Vice President and Chief Marketing Officer, Jonathan Hargis. The new employment agreements supersede the prior employment agreements between each of the foregoing executive officers and Charter.

Each of the employment agreements has an initial term of five years, which is subject to renewal thereafter for one-year periods at Charter’s discretion. In consideration for the services of Messrs. Bickham, Winfrey and Hargis, the employment agreements provide for an annual base salary of $1,500,000, $850,000 and $600,000, respectively, a target annual bonus opportunity of 200%, 150% and 110%, respectively, of annual base salary and participation in employee benefit plans generally on the same terms as our other senior executives. In addition, Mr. Bickham may use Charter’s jet aircraft for personal purposes for up to 80 hours per calendar year, and each of Messrs. Bickham, Winfrey and Hargis are entitled to reimbursement of legal fees incurred in connection with the negotiation of the employment agreements of up to $50,000, $20,000 and $10,000, respectively.

If the employment of Messrs. Bickham, Winfrey or Hargis were terminated involuntarily by Charter without cause or by the executive officer for good reason, the executive officer would be entitled to (a) a cash severance payment equal to the product of 2.5 (in the case of Mr. Bickham) or 2.0 (in the case of Messrs. Winfrey and Hargis) multiplied by the sum of his annual base salary and target annual bonus opportunity for the year in which the termination occurs, (b) a cash payment equal to the cost of COBRA coverage for 30 months (in the case of Mr. Bickham) or 24 months (in the case of Messrs. Winfrey and Hargis) following termination and (c) up to 12 months of executive-level outplacement services. In addition, upon a termination of employment under such circumstances or due to death or disability, Mr. Bickham would be entitled to a prorated annual bonus for the year of termination (determined based on actual performance) and a cash payment for the intrinsic value of his performance equity awards granted in June and July 2016 as to which the applicable stock price target is met upon termination, which payment would be prorated based on the portion of the applicable three, four or five year vesting period elapsed as of the date of termination.

The foregoing severance benefits generally are subject to the applicable executive officer’s execution of a release of claims in favor of Charter and its affiliates. In addition, Messrs. Bickham, Winfrey and Hargis have each agreed to comply with noncompetition and customer nonsolicitation covenants for one year following termination (in the case of Mr. Bickham) or two years following termination (in the case of Messrs. Winfrey and Hargis), a nonsolicitation of employees covenant for two years following termination (in the case of Mr. Bickham) or one year following termination (in the case of Messrs. Winfrey and Hargis), a perpetual confidentiality covenant and a perpetual nondisparagement covenant.

Following the conclusion of the initial term of the employment agreements in 2021, each of Messrs. Bickham and Hargis would be entitled to a prorated annual bonus for such year (determined based on actual performance) if their employment terminates in such year for any reason. If Mr. Winfrey’s employment terminates for any reason following a notice of non-renewal of his employment agreement, he would be entitled to a prorated annual bonus for the year of termination (determined based on actual performance).

The foregoing summary of the employment agreements with Messrs. Bickham, Winfrey and Hargis does not purport to be complete and is qualified in its entirety by reference to the full text of each employment agreement, which are included as Exhibits 10.1, 10.2 and 10.3, respectively, hereto.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President - Finance, Controller and
Date: November 3, 2016		Chief Accounting Officer

S- 1

Exhibit Index

Exhibit	Description

10.1*	Employment Agreement dated effective as of November 2, 2016 by and between Charter Communications, Inc. and John Bickham.
10.2*	Employment Agreement dated effective as of November 2, 2016 by and between Charter Communications, Inc. and Christopher L. Winfrey.
10.3*	Employment Agreement dated effective as of November 2, 2016 by and between Charter Communications, Inc. and Jonathan Hargis.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
99.1*	Reconciliation of pro forma financial information.
101**
The following financial statements from Charter Communications, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, filed with the Securities and Exchange Commission on November 3, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Changes in Shareholders' Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

_____________

*	Filed herewith.

**
This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the company specifically incorporates it by reference.

E- 1