Form 10-Q
period 2017-06-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2017-07-27
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
or

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

Number of shares of Class A common stock outstanding as of June 30, 2017: 257,883,733

Number of shares of Class B common stock outstanding as of June 30, 2017: 1

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2017

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2017. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “Charter,” “we,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries.

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

•	our ability to promptly, efficiently and effectively integrate acquired operations;

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

•
our ability to develop and deploy new products and technologies including wireless products, our cloud-based user interface, Spectrum Guide®, and downloadable security for set-top boxes, and any other cloud-based consumer services and service platforms;

•
the effects of governmental regulation on our business or potential business combination transactions including costs, disruptions and possible limitations on operating flexibility related to, and our ability to comply with, regulatory conditions applicable to us as a result of the Time Warner Cable Inc. and Bright House Networks, LLC Transactions;

•	any events that disrupt our networks, information systems or properties and impair our operating activities or our reputation;

•	the ability to retain and hire key personnel;

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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$694	$1,535
Accounts receivable, less allowance for doubtful accounts of
$121 and $124, respectively	1,489	1,432
Prepaid expenses and other current assets	381	333
Total current assets	2,564	3,300

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $14,691 and $11,103, respectively	32,948	32,963
Customer relationships, net	13,231	14,608
Franchises	67,316	67,316
Goodwill	29,554	29,509
Total investment in cable properties, net	143,049	144,396

OTHER NONCURRENT ASSETS	1,347	1,371

Total assets	$146,960	$149,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,123	$7,544
Current portion of long-term debt	—	2,028
Total current liabilities	8,123	9,572

LONG-TERM DEBT	63,248	59,719
DEFERRED INCOME TAXES	26,574	26,665
OTHER LONG-TERM LIABILITIES	2,582	2,745

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
270,734,982 and 268,897,792 shares issued, respectively	—	—
Class B common stock; $.001 par value; 1,000 shares authorized;
1 share issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no shares issued and outstanding	—	—
Additional paid-in capital	39,697	39,413
Retained earnings	1,158	733
Treasury stock at cost; 12,851,249 and no shares, respectively	(4,223)	—
Accumulated other comprehensive loss	(4)	(7)
Total Charter shareholders’ equity	36,628	40,139
Noncontrolling interests	9,805	10,227
Total shareholders’ equity	46,433	50,366

Total liabilities and shareholders’ equity	$146,960	$149,067

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES	$10,357	$6,161	$20,521	$8,691

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	6,575	4,004	13,154	5,675
Depreciation and amortization	2,595	1,436	5,145	1,975
Other operating expenses, net	135	551	229	569
	9,305	5,991	18,528	8,219
Income from operations	1,052	170	1,993	472

OTHER EXPENSES:
Interest expense, net	(749)	(593)	(1,462)	(1,047)
Loss on extinguishment of debt	(1)	(110)	(35)	(110)
Loss on financial instruments, net	(70)	(50)	(32)	(55)
Other pension benefits	13	520	26	520
Other expense, net	(2)	(2)	(11)	(5)
	(809)	(235)	(1,514)	(697)

Income (loss) before income taxes	243	(65)	479	(225)
Income tax benefit (expense)	(48)	3,179	(73)	3,151
Consolidated net income	195	3,114	406	2,926
Less: Net income attributable to noncontrolling interests	(56)	(47)	(112)	(47)
Net income attributable to Charter shareholders	$139	$3,067	$294	$2,879

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$0.53	$16.73	$1.11	$20.21
Diluted	$0.52	$15.17	$1.09	$19.00

Weighted average common shares outstanding, basic	263,460,911	183,362,776	266,217,549	142,457,435
Weighted average common shares outstanding, diluted	267,309,261	205,214,266	270,249,433	153,959,234

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated net income	$195	$3,114	$406	$2,926
Net impact of interest rate derivative instruments	2	2	3	4
Consolidated comprehensive income	197	3,116	409	2,930
Less: Comprehensive income attributable to noncontrolling interests	(56)	(47)	(112)	(47)
Comprehensive income attributable to Charter shareholders	$141	$3,069	$297	$2,883

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$406	$2,926
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	5,145	1,975
Stock compensation expense	134	87
Accelerated vesting of equity awards	37	145
Noncash interest income, net	(196)	(41)
Other pension benefits	(26)	(520)
Loss on extinguishment of debt	35	110
Loss on financial instruments, net	32	55
Deferred income taxes	42	(3,164)
Other, net	8	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	61	(100)
Prepaid expenses and other assets	(23)	11
Accounts payable, accrued liabilities and other	133	530
Net cash flows from operating activities	5,788	2,014

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,703)	(1,689)
Change in accrued expenses related to capital expenditures	197	138
Purchases of cable systems, net of cash acquired	—	(28,810)
Change in restricted cash and cash equivalents	—	22,264
Other, net	(49)	(6)
Net cash flows from investing activities	(3,555)	(8,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	7,146	5,997
Repayments of long-term debt	(5,529)	(4,070)
Payments for debt issuance costs	(42)	(283)
Issuance of equity	—	5,000
Purchase of treasury stock	(4,223)	(99)
Proceeds from exercise of stock options	86	24
Purchase of noncontrolling interest	(429)	—
Distributions to noncontrolling interest	(75)	(18)
Proceeds from termination of interest rate derivatives	—	88
Other, net	(8)	—
Net cash flows from financing activities	(3,074)	6,639

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(841)	550
CASH AND CASH EQUIVALENTS, beginning of period	1,535	5
CASH AND CASH EQUIVALENTS, end of period	$694	$555

CASH PAID FOR INTEREST	$1,653	$1,014
CASH PAID FOR TAXES	$33	$4

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

Certain prior period amounts have been reclassified to conform with the 2017 presentation.

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

In connection with the TWC Transaction, Liberty Broadband purchased shares of Charter Class A common stock to partially finance the cash portion of the TWC Transaction consideration, and in connection with the Bright House Transaction, Liberty Broadband purchased shares of Charter Class A common stock (the “Liberty Transactions”).

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

The tables below present the final allocation of the purchase price to the assets acquired and liabilities assumed in the Transactions.

TWC Allocation of Purchase Price

Cash and cash equivalents	$1,058
Current assets	1,417
Property, plant and equipment	21,413
Customer relationships	13,460
Franchises	54,085
Goodwill	28,337
Other noncurrent assets	1,040
Accounts payable and accrued liabilities	(4,107)
Debt	(24,900)
Deferred income taxes	(28,120)
Other long-term liabilities	(3,162)
Noncontrolling interests	(4)
$60,517

The Company made measurement period adjustments to the fair value of certain assets acquired and liabilities assumed in the TWC Transaction during the three months ended June 30, 2017, including a decrease to working capital of $46 million and a decrease of $18 million to deferred income tax liabilities, resulting in a net increase of $28 million to goodwill. The measurement period adjustments for the TWC Transaction during the six months ended June 30, 2017 included a decrease to working capital of $73 million and a decrease of $28 million to deferred income tax liabilities, resulting in a net increase of $45 million to goodwill.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Bright House Allocation of Purchase Price

Current assets	$131
Property, plant and equipment	2,884
Customer relationships	2,150
Franchises	7,225
Goodwill	44
Other noncurrent assets	86
Accounts payable and accrued liabilities	(330)
Other long-term liabilities	(12)
Noncontrolling interests	(22)
$12,156

No measurement period adjustments were made to the fair value of assets acquired and liabilities assumed in the Bright House Transaction during the six months ended June 30, 2017.

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

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenues	$9,969	$19,711
Net income attributable to Charter shareholders	$248	$427
Earnings per common share attributable to Charter shareholders:
Basic	$0.92	$1.58
Diluted	$0.91	$1.56

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

3.    Franchises, Goodwill and Other Intangible Assets

Indefinite-lived and finite-lived intangible assets consist of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises	$67,316	$—	$67,316	$67,316	$—	$67,316
Goodwill	29,554	—	29,554	29,509	—	29,509
Trademarks	159	—	159	159	—	159
Other intangible assets	—	—	—	4	—	4
	$97,029	$—	$97,029	$96,988	$—	$96,988

Finite-lived intangible assets:
Customer relationships	$18,227	$(4,996)	$13,231	$18,226	$(3,618)	$14,608
Other intangible assets	664	(162)	502	615	(128)	487
	$18,891	$(5,158)	$13,733	$18,841	$(3,746)	$15,095

Amortization expense related to customer relationships and other intangible assets for the three and six months ended June 30, 2017 was $695 million and $1.4 billion, respectively, and was $403 million and $464 million for the three and six months ended June 30, 2016, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows:

Six months ended December 31, 2017	$1,327
2018	2,468
2019	2,185
2020	1,894
2021	1,609
Thereafter	4,250
$13,733

Actual amortization expense in future periods will differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

4.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Accounts payable – trade	$584	$454
Deferred revenue	364	352
Accrued liabilities:
Programming costs	1,985	1,783
Labor	975	1,111
Capital expenditures	1,308	1,107
Interest	984	958
Taxes and regulatory fees	548	538
Property and casualty	390	394
Other	985	847
	$8,123	$7,544

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

5.    Long-Term Debt

Long-term debt consists of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
5.250% senior notes due March 15, 2021	$500	$497	$500	$496
6.625% senior notes due January 31, 2022	—	—	750	741
5.250% senior notes due September 30, 2022	1,250	1,233	1,250	1,232
5.125% senior notes due February 15, 2023	1,000	992	1,000	992
5.125% senior notes due May 1, 2023	1,150	1,142	1,150	1,141
5.750% senior notes due September 1, 2023	500	496	500	496
5.750% senior notes due January 15, 2024	1,000	992	1,000	991
5.875% senior notes due April 1, 2024	1,700	1,686	1,700	1,685
5.375% senior notes due May 1, 2025	750	745	750	744
5.750% senior notes due February 15, 2026	2,500	2,462	2,500	2,460
5.500% senior notes due May 1, 2026	1,500	1,488	1,500	1,487
5.875% senior notes due May 1, 2027	800	794	800	794
5.125% senior notes due May 1, 2027	3,250	3,214	—	—
Charter Communications Operating, LLC:
3.579% senior notes due July 23, 2020	2,000	1,985	2,000	1,983
4.464% senior notes due July 23, 2022	3,000	2,975	3,000	2,973
4.908% senior notes due July 23, 2025	4,500	4,460	4,500	4,458
6.384% senior notes due October 23, 2035	2,000	1,981	2,000	1,980
6.484% senior notes due October 23, 2045	3,500	3,466	3,500	3,466
5.375% senior notes due May 1, 2047	1,250	1,241	—	—
6.834% senior notes due October 23, 2055	500	495	500	495
Credit facilities	8,817	8,725	8,916	8,814
Time Warner Cable, LLC:
5.850% senior notes due May 1, 2017	—	—	2,000	2,028
6.750% senior notes due July 1, 2018	2,000	2,090	2,000	2,135
8.750% senior notes due February 14, 2019	1,250	1,374	1,250	1,412
8.250% senior notes due April 1, 2019	2,000	2,206	2,000	2,264
5.000% senior notes due February 1, 2020	1,500	1,597	1,500	1,615
4.125% senior notes due February 15, 2021	700	735	700	739
4.000% senior notes due September 1, 2021	1,000	1,050	1,000	1,056
5.750% sterling senior notes due June 2, 2031 (a)	814	880	770	834
6.550% senior debentures due May 1, 2037	1,500	1,689	1,500	1,691
7.300% senior debentures due July 1, 2038	1,500	1,792	1,500	1,795
6.750% senior debentures due June 15, 2039	1,500	1,727	1,500	1,730
5.875% senior debentures due November 15, 2040	1,200	1,258	1,200	1,259
5.500% senior debentures due September 1, 2041	1,250	1,258	1,250	1,258
5.250% sterling senior notes due July 15, 2042 (b)	847	816	800	771
4.500% senior debentures due September 15, 2042	1,250	1,136	1,250	1,135
Time Warner Cable Enterprises LLC:

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

8.375% senior debentures due March 15, 2023	1,000	1,253	1,000	1,273
8.375% senior debentures due July 15, 2033	1,000	1,318	1,000	1,324
Total debt	61,778	63,248	60,036	61,747
Less current portion:
5.850% senior notes due May 1, 2017	—	—	(2,000)	(2,028)
Long-term debt	$61,778	$63,248	$58,036	$59,719

(a)	Principal amount includes £625 million valued at $814 million and $770 million as of June 30, 2017 and December 31, 2016, respectively, using the exchange rate at the respective dates.

(b)	Principal amount includes £650 million valued at $847 million and $800 million as of June 30, 2017 and December 31, 2016, respectively, using the exchange rate at the respective dates.

The accreted values presented in the table above represent the principal amount of the debt less the original issue discount at the time of sale, deferred financing costs, and, in regards to the Legacy TWC debt assumed, fair value premium adjustments as a result of applying acquisition accounting plus the accretion of those amounts to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. In regards to the fixed-rate British pound sterling denominated notes (the “Sterling Notes”), the principal amount of the debt and any premium or discount into US dollars is remeasured as of each balance sheet date. See Note 8. The Company has availability under the Charter Operating credit facilities of approximately $2.8 billion as of June 30, 2017.

CCO Holdings

In February 2016, CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp. ("CCO Holdings Capital") jointly issued $1.7 billion aggregate principal amount of 5.875% senior notes due 2024 and, in April 2016, they issued $1.5 billion aggregate principal amount of 5.500% senior notes due 2026 at a price of 100.075% of the aggregate principal amount. The net proceeds from both issuances were used to repurchase all of CCO Holdings’ 7.000% senior notes due 2019, 7.375% senior notes due 2020 and 6.500% senior notes due 2021 and to pay related fees and expenses and for general corporate purposes. These debt repurchases resulted in a loss on extinguishment of debt of $110 million for the three and six months ended June 30, 2016.

In February 2017, CCO Holdings and CCO Holdings Capital jointly issued $1.0 billion aggregate principal amount of 5.125% senior notes due May 1, 2027. The net proceeds were used to redeem CCO Holdings’ 6.625% senior notes due 2022, pay related fees and expenses and for general corporate purposes. The Company recorded a loss on extinguishment of debt of $33 million for the six months ended June 30, 2017 related to these transactions.

In March 2017, CCO Holdings and CCO Holdings Capital jointly issued an additional $1.0 billion aggregate principal amount of 5.125% senior notes due May 1, 2027 at a price of 99.0% of the aggregate principal amount. The net proceeds, as well as cash on hand, were used in April 2017 to redeem Time Warner Cable, LLC's 5.850% senior notes due 2017, pay related fees and expenses and for general corporate purposes. The Company recorded a loss on extinguishment of debt of $1 million for the three and six months ended June 30, 2017 related to these transactions.

In April 2017, CCO Holdings and CCO Holdings Capital jointly issued an additional $1.25 billion aggregate principal amount of 5.125% senior notes due May 1, 2027 (the "April CCOH Notes" and together with the notes issued in February and March 2017 described above, the "Notes") at a price of 100.5% of the aggregate principal amount. The net proceeds, along with the net proceeds from the Charter Operating Notes described below, were used to pay related fees and expenses and for general corporate purposes, including to fund buybacks of Charter Class A common stock or Charter Holdings common units.

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

Charter Operating

In January 2017, Charter Operating entered into an amendment to its Amended and Restated Credit Agreement dated May 18, 2016 (the “Credit Agreement”) decreasing the applicable LIBOR margin on both the term loan E and term loan F to 2.00% and eliminating the LIBOR floor. The Company recorded a loss on extinguishment of debt of $1 million for the six months ended June 30, 2017 related to these transactions.

In April 2017, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.25 billion aggregate principal amount of 5.375% senior secured notes due May 1, 2047 at a price of 99.968% of the aggregate principal amount. The net proceeds, along with the net proceeds from the April CCOH Notes described above, were used to pay related fees and expenses and for general corporate purposes, including to fund buybacks of Charter Class A common stock or Charter Holdings common units.

In July 2017, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.0 billion aggregate principal amount of 3.750% senior notes due February 15, 2028 at a price of 99.166% of the aggregate principal amount and an additional $500 million aggregate principal amount of 5.375% senior secured notes due May 1, 2047 at a price of 106.529% of the aggregate principal amount (collectively together with the notes issued in April 2017 described above, the "Charter Operating Notes"). The net proceeds will be used to pay related fees and expenses and for general corporate purposes, including to fund potential buybacks of Charter Class A common stock or Charter Holdings common units.

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

6.    Common Stock

The following represents the Company's purchase of Charter Class A common stock and the effect on the consolidated statements of cash flows during the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Shares	$	Shares	$	Shares	$	Shares	$
Share buyback program	9,953,269	$3,299	—	$—	12,418,839	$4,098	—	$—
Income tax withholding	87,828	29	367,725	83	391,865	125	453,071	99
Exercise cost	1,391		1,688		40,545		18,793
	10,042,488	$3,328	369,413	$83	12,851,249	$4,223	471,864	$99

As of July 25, 2017, Charter had remaining board authority to purchase an additional $3.0 billion of Charter’s Class A common stock under the share buyback program without taking into account shares or units that may be purchased from A/N. See Note 14. The Company also withholds shares of its Class A common stock in payment of income tax withholding owed by employees upon vesting of equity awards as well as exercise costs owed by employees upon exercise of stock options.

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

Net income (loss) of Charter Holdings attributable to A/N’s common noncontrolling interest for financial reporting purposes is based on the effective common ownership interest of approximately 10%, and was $18 million and $36 million for the three and six months ended June 30, 2017, respectively, and $29 million for both the three and six months ended June 30, 2016. Net income (loss) of Charter Holdings attributable to the preferred noncontrolling interest for financial reporting purposes is based on the preferred dividend which was $37 million and $75 million for the three and six months ended June 30, 2017, respectively, and $18 million for both the three and six months ended June 30, 2016.

Pursuant to the Letter Agreement (see Note 14), Charter Holdings purchased from A/N 1.2 million Charter Holdings common units at an average price per unit of $326.50, or $402 million during the three months ended June 30, 2017, and 1.3 million Charter Holdings common units at an average price per unit of $326.38, or $429 million during the six months ended June 30, 2017. The common units purchased during the six months ended June 30, 2017 are reflected as a reduction in noncontrolling interest based on net carrying value of approximately $290 million with the remaining $139 million recorded as reduction of additional paid-in-capital, net of $53 million of deferred income taxes. As of June 30, 2017, A/N held 27.1 million Charter Holdings common units in addition to shares of Charter Class A common stock.

Noncontrolling interest and additional paid-in-capital were also adjusted during the six months ended June 30, 2017 due to the changes in Charter Holdings' ownership. These adjustments resulted in a decrease to noncontrolling interest of approximately $166 million and a corresponding increase to additional paid-in-capital of $166 million, net of $64 million of deferred income taxes, for the six months ended June 30, 2017.

8.     Accounting for Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage interest rate risk on variable debt and foreign exchange risk on the Sterling Notes, and does not hold or issue derivative instruments for speculative trading purposes.

Interest rate derivative instruments are used to manage interest costs and to reduce the Company’s exposure to increases in floating interest rates. The Company manages its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt. Using interest rate derivative instruments, the Company agrees to exchange, at specified intervals through 2017, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts. As of June 30, 2017 and December 31, 2016, the Company had $850 million in notional amounts of interest rate derivative instruments outstanding. The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The effect of derivative instruments on the consolidated balance sheets is presented in the table below:

	June 30, 2017	December 31, 2016
Interest Rate Derivatives
Accrued interest	$1	$5
Accumulated other comprehensive loss	$(2)	$(5)

Cross-Currency Derivatives
Other long-term liabilities	$193	$251

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

The effect of financial instruments on the consolidated statements of operations is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Loss on Financial Instruments, Net:
Change in fair value of interest rate derivative instruments	$2	$1	$4	$(2)
Change in fair value of cross-currency derivative instruments	(7)	(185)	58	(185)
Foreign currency remeasurement of Sterling Notes to U.S. dollars	(63)	147	(91)	147
Loss on termination of interest rate derivative instruments	—	(11)	—	(11)
Loss reclassified from accumulated other comprehensive loss due to discontinuance of hedge accounting	(2)	(2)	(3)	(4)
	$(70)	$(50)	$(32)	$(55)

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2017 and December 31, 2016 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

A portion of the Company’s cash and cash equivalents as of June 30, 2017 and December 31, 2016 were invested in money market funds. The money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange which approximates fair value. The money market funds potentially subject the Company to concentration of credit risk. The amount invested within any one financial instrument did not exceed $150 million and $250 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

Interest rate derivative instruments are valued using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s and counterparties’ credit risk). The weighted average pay rate for the Company’s currently effective interest rate derivative instruments was 1.59% at June 30, 2017 and December 31, 2016 (exclusive of applicable spreads). The cross-currency derivative instruments are valued using a present value calculation based on expected forward interest and exchange rates (adjusted for Charter Operating’s and counterparties’ credit risk).

Financial instruments accounted for at fair value on a recurring basis are presented in the table below.

	June 30, 2017		December 31, 2016
	Level 1	Level 2	Level 1	Level 2
Assets
Money market funds	$149	$—	$1,205	$—

Liabilities
Interest rate derivative instruments	$—	$1	$—	$5
Cross-currency derivative instruments	$—	$193	$—	$251

A summary of the carrying value and fair value of debt as of June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes and debentures	$54,523	$58,470	$52,933	$55,203
Credit facilities	$8,725	$8,836	$8,814	$8,943

The estimated fair value of the Company’s senior notes and debentures as of June 30, 2017 and December 31, 2016 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as equity-method investments, franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No material impairments were recorded during the three and six months ended June 30, 2017 and 2016. Upon closing of the Transactions, all of Legacy TWC and Legacy Bright House nonfinancial assets and liabilities were recorded at fair values. See Note 2.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

10.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Programming	$2,649	$1,541	$5,253	$2,244
Regulatory, connectivity and produced content	532	317	1,030	429
Costs to service customers	1,907	1,189	3,855	1,647
Marketing	601	382	1,183	547
Transition costs	30	25	81	46
Other	856	550	1,752	762
	$6,575	$4,004	$13,154	$5,675

Programming costs consist primarily of costs paid to programmers for basic, premium, digital, video on demand, and pay-per-view programming. Regulatory, connectivity and produced content costs represent payments to franchise and regulatory authorities, costs directly related to providing video, Internet and voice services as well as payments for sports, local and news content produced by the Company. Included in regulatory, connectivity and produced content costs is content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games which are recorded as games are exhibited over the applicable season. Costs to service customers include costs related to field operations, network operations and customer care for the Company’s residential and small and medium business customers, including internal and third-party labor for installations, service and repairs, maintenance, bad debt expense, billing and collection, occupancy and vehicle costs. Marketing costs represent the costs of marketing to current and potential commercial and residential customers including labor costs. Transition costs represent incremental costs incurred to integrate the TWC and Bright House operations and to increase the scale of the Company’s business as a result of the Transactions. See Note 2. Other includes corporate overhead, advertising sales expenses, indirect costs associated with the Company’s enterprise business customers and regional sports and news networks, property tax and insurance expense and stock compensation expense, among others.

11.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Merger and restructuring costs	$131	$556	$226	$570
Special charges, net	4	2	6	6
Gain on sale of assets, net	—	(7)	(3)	(7)
	$135	$551	$229	$569

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Merger and restructuring costs

Merger and restructuring costs represent costs incurred in connection with merger and acquisition transactions and related restructuring, such as advisory, legal and accounting fees, employee retention costs, employee termination costs related to the Transactions and other exit costs. The Company expects to incur additional merger and restructuring costs in connection with the Transactions. Changes in accruals for merger and restructuring costs from December 31, 2016 through June 30, 2017 are presented below:

	Employee Retention Costs	Employee Termination Costs	Transaction and Advisory Costs	Other Costs	Total
Liability, December 31, 2015	$—	$—	$33	$—	$33
Liability assumed in the Transactions	80	9	3	—	92
Costs incurred	26	337	318	41	722
Cash paid	(99)	(102)	(329)	(41)	(571)
Remaining liability, December 31, 2016	7	244	25	—	276

Costs incurred	3	150	3	33	189
Cash paid	(9)	(194)	(5)	(33)	(241)
Remaining liability, June 30, 2017	$1	$200	$23	$—	$224

In addition to the costs incurred indicated above, the Company recorded $20 million and $37 million of expense related to accelerated vesting of equity awards of terminated employees during the three and six months ended June 30, 2017, respectively, and $145 million during each of the three and six months ended June 30, 2016.

Special charges, net

Special charges, net primarily includes employee termination costs not related to the Transactions and net amounts of litigation settlements.

Gain on sale of assets, net

Gain on sale of assets, net represents the net gain recognized on the sales and disposals of fixed assets and cable systems.

12.    Income Taxes

Substantially all of the Company’s operations are held through Charter Holdings and its direct and indirect subsidiaries. Charter Holdings and the majority of its subsidiaries are limited liability companies that are generally not subject to income tax. However, certain of these limited liability companies are subject to state income tax. In addition, the subsidiaries that are corporations are subject to income tax. Generally, the taxable income, gains, losses, deductions and credits of Charter Holdings are passed through to its members, Charter and A/N. Charter is responsible for its share of taxable income or loss of Charter Holdings allocated to it in accordance with the Charter Holdings Limited Liability Company Agreement (“LLC Agreement”) and partnership tax rules and regulations. As a result, Charter's primary deferred tax component recorded in the consolidated balance sheets relates to its excess financial reporting outside basis, excluding amounts attributable to nondeductible goodwill, over Charter's tax basis in the investment in Charter Holdings.

For the three and six months ended June 30, 2017, the Company recorded income tax expense of $48 million and $73 million, respectively. Income tax expense is generally recognized through increases in deferred tax liabilities as well as through current federal and state income tax expense. Income tax expense for the three and six months ended June 30, 2017 was reduced by approximately $15 million and $71 million, respectively, due to the recognition of excess tax benefits resulting from share based compensation as a component of the provision for income taxes following the prospective application of Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Upon adoption

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

of ASU 2016-09 on January 1, 2017, the Company recognized excess tax benefits of approximately $136 million in deferred tax assets that were previously not recognized in a cumulative-effect adjustment to retained earnings. See Note 19.

For each of the three and six months ended June 30, 2016, the Company recorded income tax benefit of $3.2 billion which was primarily the result of a reduction of substantially all of Legacy Charter's preexisting valuation allowance associated with its deferred tax assets of approximately $3.3 billion as certain of the deferred tax liabilities that were assumed in connection with the closing of the TWC Transaction will reverse and provide a source of future taxable income. This tax benefit was partially offset by the tax effect of permanent differences for estimated nondeductible transaction costs and noncontrolling interest expense, a decrease to the anticipated blended state rate applied to Legacy Charter deferred tax balances as a result of the Transactions, and prior to the closing of the Transactions, increases (decreases) in deferred tax liabilities related to Charter’s franchises which are characterized as indefinite-lived for book financial reporting purposes.

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

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination. The Company has recorded unrecognized tax benefits totaling approximately $170 million and $172 million, excluding interest and penalties, as of June 30, 2017 and December 31, 2016, respectively. The Company does not currently anticipate that its reserve for uncertain tax positions will significantly increase or decrease during 2017; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision.

No tax years for Charter, Charter Holdings, or Charter Communications Holding Company, LLC for income tax purposes, are currently under examination by the IRS. Legacy Charter’s tax years ending 2013 through the short period return dated May 17, 2016 remain subject to examination and assessment. Years prior to 2013 remain open solely for purposes of examination of Legacy Charter’s loss and credit carryforwards. The IRS is currently examining Legacy TWC’s income tax returns for 2011 through 2014. Legacy TWC’s tax year 2015 remains subject to examination and assessment. Prior to Legacy TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009 (the “Separation”), Legacy TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS is currently examining Time Warner’s 2008 through 2010 income tax returns. Time Warner’s income tax returns for 2005 to 2007, which are periods prior to the Separation, were settled with the exception of an immaterial item that has been referred to the IRS Appeals Division. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations during the three and six months ended June 30, 2017, nor does the Company anticipate a material impact in the future.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

13.    Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to Charter shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the impact of potentially dilutive securities using the treasury stock and if-converted methods and is based on the weighted average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock, restricted stock units, equity awards with market conditions and Charter Holdings convertible preferred units and common units. Charter Holdings common and convertible preferred units were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2017 as their effect was antidilutive. The following is the computation of diluted earnings per common share for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Charter shareholders	$139	$3,067	$294	$2,879
Effect of dilutive securities:
Charter Holdings common units	—	29	—	29
Charter Holdings convertible preferred units	—	18	—	18
Net income attributable to Charter shareholders after assumed conversions	$139	$3,114	$294	$2,926

Denominator:
Weighted average common shares outstanding, basic	263,460,911	183,362,776	266,217,549	142,457,435
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans	3,848,350	2,351,592	4,031,884	1,751,850
Weighted average Charter Holdings common units	—	14,986,997	—	7,493,498
Weighted average Charter Holdings convertible preferred units	—	4,512,901	—	2,256,451
Weighted average common shares outstanding, diluted	267,309,261	205,214,266	270,249,433	153,959,234

Basic earnings per common share attributable to Charter shareholders	$0.53	$16.73	$1.11	$20.21
Diluted earnings per common share attributable to Charter shareholders	$0.52	$15.17	$1.09	$19.00

14.     Related Party Transactions

On May 23, 2015, in connection with the execution of the Merger Agreement and the amendment of the Contribution Agreement, Charter entered into the Amended and Restated Stockholders Agreement with Liberty Broadband, A/N and Legacy Charter (the “Stockholders Agreement”) and the LLC Agreement with Liberty Broadband and A/N. As of the closing of the Merger Agreement and the Contribution Agreement on May 18, 2016, the Stockholders Agreement replaced Legacy Charter’s existing stockholders agreement with Liberty Broadband, dated September 29, 2014, and superseded the amended and restated stockholders agreement among Legacy Charter, Charter, Liberty Broadband and A/N, dated March 31, 2015.

Under the terms of the Stockholders Agreement, the number of Charter’s directors is fixed at 13, and includes its CEO. Upon the closing of the Bright House Transaction, two designees selected by A/N became members of the board of directors of Charter and three designees selected by Liberty Broadband continued as members of the board of directors of Charter. The remaining eight directors are not affiliated with either A/N or Liberty Broadband. Each of A/N and Liberty Broadband is entitled to nominate at least one director to each of the committees of Charter’s board of directors, subject to applicable stock exchange listing rules and certain specified voting or equity ownership thresholds for each of A/N and Liberty Broadband, and provided that the Nominating and Corporate Governance Committee and the Compensation and Benefit Committee each have at least a majority of directors

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

independent from A/N, Liberty Broadband and the Company (referred to as the “unaffiliated directors”). Each of the Nominating and Corporate Governance Committee and the Compensation and Benefits Committee is currently comprised of three unaffiliated directors and one designee of each of A/N and Liberty Broadband. A/N and Liberty Broadband also have certain other committee designation and other governance rights. Upon the closing of the Bright House Transaction, Mr. Thomas Rutledge, the Company’s CEO, became the chairman of the board of Charter.

In December 2016, Charter and A/N entered into a letter agreement (the "Letter Agreement") that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis once Charter or Charter Holdings have repurchased shares of Class A common stock or Charter Holdings common units from A/N and its affiliates for an aggregate purchase price of $537 million which threshold has been reached.

The Company is aware that Dr. John Malone may be deemed to have a 37.9% voting interest in Liberty Interactive and is Chairman of the board of directors, an executive officer position, of Liberty Interactive. Liberty Interactive owns 38.2% of the common stock of HSN, Inc. (“HSN”) and has the right to elect 20% of the board members of HSN. Liberty Interactive wholly owns QVC, Inc. (“QVC”). The Company has programming relationships with HSN and QVC which pre-date the transaction with Liberty Media Corporation. For the three and six months ended June 30, 2017, the Company recorded payments in aggregate of approximately $16 million and $33 million, respectively, and for the three and six months ended June 30, 2016, the Company recorded payments in aggregate of approximately $11 million and $15 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company’s footprint.

Dr. Malone and Mr. Steven Miron, each a member of Charter’s board of directors, also serve on the board of directors of Discovery Communications, Inc., (“Discovery”) and the Company is aware that Dr. Malone owns 5.1% in the aggregate of the common stock of Discovery and has a 28.2% voting interest in Discovery for the election of directors. The Company is aware that Advance/Newhouse Programming Partnership (“A/N PP”), an affiliate of A/N and in which Mr. Miron is the CEO, owns 100% of the Series A preferred stock of Discovery and 100% of the Series C preferred stock of Discovery, representing approximately 34.6% of the outstanding equity of Discovery’s stock, on an as-converted basis. A/N PP has the right to appoint three directors out of a total of eleven directors to Discovery’s board to be elected by the holders of Discovery’s Series A preferred stock. In addition, Dr. Malone is a member of the board of directors of Lions Gate Entertainment Corp. ("Lions Gate", parent company of Starz, Inc.) and owns approximately 5.9% in the aggregate of the common stock of Lions Gate and has 8.1% of the voting power, pursuant to his ownership of Lions Gate Class A voting shares. The Company purchases programming from both Discovery and Lions Gate pursuant to agreements entered into prior to Dr. Malone and Mr. Miron joining Charter’s board of directors. Based on publicly available information, the Company does not believe that either Discovery or Lions Gate would currently be considered related parties. The amounts paid in the aggregate to Discovery and Lions Gate represent less than 3% of total operating costs and expenses for the three and six months ended June 30, 2017 and 2016.

The Company has agreements with certain equity-method investees pursuant to which the Company has made or received related party transaction payments. The Company recorded payments to equity-method investees totaling $78 million and $146 million during the three and six months ended June 30, 2017, respectively, and $37 million and $41 million during the three and six months ended June 30, 2016, respectively. The Company recorded advertising revenues from transactions with equity-method investees totaling $3 million and $5 million during the three and six months ended June 30, 2017, respectively, and $1 million during each of the three and six months ended June 30, 2016.

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

In September 2015, the parties entered into a memorandum of understanding (“MOU”) to settle the action. Pursuant to the MOU, the defendants issued certain supplemental disclosures relating to the mergers on a Form 8-K, and plaintiffs agreed to release with prejudice all claims that could have been asserted against defendants in connection with the mergers. The settlement was conditioned on, among other things, approval by the New York Supreme Court. That court gave preliminary approval to the settlement in October 2016 and granted final approval in March 2017. The settlement became final in May 2017.

In August 2015, a purported stockholder of Charter, Matthew Sciabacucchi, filed a lawsuit in the Delaware Court of Chancery, on behalf of a putative class of Charter stockholders, challenging the transactions between Charter, TWC, A/N, and Liberty Broadband announced by Charter on May 26, 2015. The lawsuit names as defendants Liberty Broadband, Charter, the board of directors of Charter, and New Charter. Plaintiff alleged that the Liberty Transactions improperly benefit Liberty Broadband at the expense of other Charter shareholders, and that Charter issued a false and misleading proxy statement in connection with the Transactions and the Liberty Transactions.  Plaintiff requested, among other things, that the Delaware Court of Chancery enjoin the September 21, 2015 special meeting of Charter stockholders at which Charter stockholders were asked to vote on the Transactions and the Liberty Transactions until the defendants disclosed certain information relating to Charter, the Transactions and the Liberty Transactions. The disclosures demanded by the plaintiff included (i) certain unlevered free cash flow projections for Charter and (ii) a Form of Proxy and Right of First Refusal Agreement (“Proxy”) by and among Liberty Broadband, A/N, Charter and New Charter, which was referenced in the description of the Second Amended and Restated Stockholders Agreement, dated May 23, 2015, among Charter, New Charter, Liberty Broadband and A/N. On September 9, 2015, Charter issued supplemental disclosures containing unlevered free cash flow projections for Charter. In return, the plaintiff agreed its disclosure claims were moot and withdrew its application to enjoin the Charter stockholder vote on the Transactions and the Liberty Transactions. Charter filed a motion to dismiss this litigation and on May 31, 2017, the court issued an opinion, concluding a number of issues but reserving ruling on Charter’s motion until further briefing can be done regarding whether plaintiff’s claims are direct or derivative. The parties are presently providing the additional briefing that the court seeks. Charter denies any liability, believes that it has substantial defenses, and intends to vigorously defend this suit. Although Charter is unable to predict the outcome of this lawsuit, it does not expect the outcome will have a material effect on its operations, financial condition or cash flows.

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

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the U.S. District Court for the District of Kansas alleging that Legacy TWC infringed 12 U.S. patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. Over the course of the litigation Sprint dismissed its claims relating to five of the asserted patents, and shortly before trial Sprint dropped its claims with respect to two additional patents.  A trial on the remaining five patents began on February 13, 2017.  On March 3, 2017 the jury returned a verdict of $140 million against Legacy TWC and further concluded that Legacy TWC had willfully infringed Sprint’s patents. The court subsequently declined to enhance the damage award as a result of the purported willful infringement. On May 30, 2017, the court awarded Sprint an additional $6 million, representing pre-judgment interest on the damages award. On June 28, 2017, the Company filed its notice of appeal with the United States Court of Appeals for the Federal Circuit. In addition to its appeal, the Company will continue to pursue indemnity from one of its vendors.  The impact of the verdict was reflected in the adjustment to net current liabilities as described in Note 2. The Company does not expect that the outcome of this litigation will have a material adverse effect on its operations or financial condition.  The ultimate outcome of this litigation or the pursuit of indemnity against the Company’s vendor cannot be predicted.

On October 23, 2015, the New York Office of the Attorney General (the “NY AG”) began an investigation of Legacy TWC's advertised Internet speeds and other Internet product advertising. On February 1, 2017, the NY AG filed suit in the Supreme Court for the State of New York alleging that Legacy TWC's advertising of Internet speeds was false and misleading. The suit seeks

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

restitution and injunctive relief. On May 26, 2017, the Company moved to dismiss the NY AG’s complaint. The Company intends to defend itself vigorously. However, no assurances can be made that such defenses would ultimately be successful. At this time, the Company does not expect that the outcome of this litigation will have a material adverse effect on its operations, financial condition or cash flows.

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

The Company is party to lawsuits, claims and regulatory inquiries that arise in the ordinary course of conducting its business, including lawsuits claiming violation of wage and hour laws and breach of contract by vendors, including by one of its programmers. The ultimate outcome of these other legal matters pending against the Company cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. Whether or not the Company ultimately prevails in any particular lawsuit or claim, litigation can be time consuming and costly and injure the Company’s reputation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	42,600	4,800,200	1,145,200	5,679,700
Restricted stock	9,500	10,000	9,500	10,000
Restricted stock units	9,500	597,300	277,700	845,600

Legacy Charter stock options and restricted stock units cliff vest upon the three year anniversary of each grant. Certain stock options and restricted stock units vest based on achievement of stock price hurdles. Stock options generally expire ten years from the grant date and restricted stock units have no voting rights. Restricted stock generally vests one year from the date of grant. Legacy TWC restricted stock units that were converted into Charter restricted stock units generally vest 50% on each of the third and fourth anniversary of the grant date. Legacy TWC stock options that were converted into Charter stock options vest ratably over a four-year period and expire ten years from the grant date.

As of June 30, 2017, total unrecognized compensation remaining to be recognized in future periods totaled $273 million for stock options, $3 million for restricted stock and $247 million for restricted stock units and the weighted average period over which they are expected to be recognized is three years for stock options, one year for restricted stock and two years for restricted stock units.

The Company recorded $65 million and $134 million of stock compensation expense for the three and six months ended June 30, 2017, respectively and $63 million and $87 million for the three and six months ended June 30, 2016, respectively, which is included in operating costs and expenses. The Company also recorded $20 million and $37 million of expense for the three and six months ended June 30, 2017, respectively, and $145 million for each of the three and six months ended June 30, 2016 related to accelerated vesting of equity awards of terminated employees which is recorded in merger and restructuring costs.

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

The components of net periodic pension benefit for the three and six months ended June 30, 2017 and 2016 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$—	$35	$—	$35
Interest cost	34	21	$68	$21
Expected return on plan assets	(47)	(23)	(94)	(23)
Pension curtailment gain	—	(675)	—	(675)
Remeasurement loss, net	—	157	—	157
Net periodic pension benefit	$(13)	$(485)	$(26)	$(485)

The service cost component of net periodic pension benefit is recorded in operating costs and expenses in the consolidated statements of operations while the remaining components of net periodic pension benefit are recorded in other pension benefits. The $675 million pension curtailment gain and $157 million net remeasurement loss resulted from an amendment to the plans made subsequent to the TWC Transaction. During the second quarter of 2016, the Company amended the pension plans to freeze future benefit accruals to current active plan participants, driving the recognition of the pension curtailment gain, as no future compensation increases or future service will be credited to participants of the pension plans. Upon announcement and approval of the plan amendment, the assumptions underlying the pension liability and pension asset values were reassessed utilizing remeasurement date assumptions in accordance with the Company's mark-to-market pension accounting policy to record gains and losses in the period in which a remeasurement event occurs, resulting in the net remeasurement loss.
The Company made no cash contributions to the qualified pension plans during the three and six months ended June 30, 2017 and 2016; however, the Company may make discretionary cash contributions to the qualified pension plans in the future. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified unfunded pension plan, the Company will continue to make contributions during 2017 to the extent benefits are paid.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The “Safari Escrow Entities” column included in the condensed consolidating financial statements for the six months ended June 30, 2016 consists of CCOH Safari, CCO Safari II and CCO Safari III. CCOH Safari, CCO Safari II and CCO Safari III issued the CCOH Safari notes, CCO Safari II notes and the CCO Safari III credit facilities, respectively. Upon closing of the TWC Transaction, the CCOH Safari notes became obligations of CCO Holdings and CCO Holdings Capital and the CCO Safari II notes and CCO Safari III credit facilities became obligations of Charter Operating and Charter Communications Operating Capital Corp. CCOH Safari merged into CCO Holdings and CCO Safari II and CCO Safari III merged into Charter Operating.

Condensed consolidating financial statements as of June 30, 2017 and December 31, 2016 and for the six months ended June 30, 2017 and 2016 follow.

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of June 30, 2017

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23	$150	$—	$521	$—	$694
Accounts receivable, net	46	27	—	1,416	—	1,489
Receivables from related party	—	585	51	—	(636)	—
Prepaid expenses and other current assets	—	62	—	319	—	381
Total current assets	69	824	51	2,256	(636)	2,564

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	237	—	32,711	—	32,948
Customer relationships, net	—	—	—	13,231	—	13,231
Franchises	—	—	—	67,316	—	67,316
Goodwill	—	—	—	29,554	—	29,554
Total investment in cable properties, net	—	237	—	142,812	—	143,049

INVESTMENT IN SUBSIDIARIES	63,084	71,843	87,289	—	(222,216)	—
LOANS RECEIVABLE – RELATED PARTY	178	655	511	—	(1,344)	—
OTHER NONCURRENT ASSETS	—	215	—	1,132	—	1,347

Total assets	$63,331	$73,774	$87,851	$146,200	$(224,196)	$146,960

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$14	$782	$267	$7,060	$—	$8,123
Payables to related party	19	—	—	617	(636)	—
Total current liabilities	33	782	267	7,677	(636)	8,123

LONG-TERM DEBT	—	—	15,741	47,507	—	63,248
LOANS PAYABLE – RELATED PARTY	—	—	—	1,344	(1,344)	—
DEFERRED INCOME TAXES	26,513	22	—	39	—	26,574
OTHER LONG-TERM LIABILITIES	157	105	—	2,320	—	2,582

SHAREHOLDERS’/MEMBER’S EQUITY
Controlling interest	36,628	63,084	71,843	87,289	(222,216)	36,628
Noncontrolling interests	—	9,781	—	24	—	9,805
Total shareholders’/member’s equity	36,628	72,865	71,843	87,313	(222,216)	46,433

Total liabilities and shareholders’/member’s equity	$63,331	$73,774	$87,851	$146,200	$(224,196)	$146,960

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the six months ended June 30, 2017

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
REVENUES	$61	$619	$—	$20,521	$(680)	$20,521

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	61	607	—	13,166	(680)	13,154
Depreciation and amortization	—	5	—	5,140	—	5,145
Other operating expenses, net	—	—	—	229	—	229
	61	612	—	18,535	(680)	18,528
Income from operations	—	7	—	1,986	—	1,993

OTHER INCOME (EXPENSES):
Interest income (expense), net	2	9	(404)	(1,069)	—	(1,462)
Loss on extinguishment of debt	—	—	(33)	(2)	—	(35)
Loss on financial instruments, net	—	—	—	(32)	—	(32)
Other pension benefits	—	—	—	26	—	26
Other expense, net	—	(11)	—	—	—	(11)
Equity in income of subsidiaries	327	442	879	—	(1,648)	—
	329	440	442	(1,077)	(1,648)	(1,514)

Income before income taxes	329	447	442	909	(1,648)	479
INCOME TAX EXPENSE	(35)	(9)	—	(29)	—	(73)
Consolidated net income	294	438	442	880	(1,648)	406
Less: Net income attributable to noncontrolling interests	—	(111)	—	(1)	—	(112)
Net income	$294	$327	$442	$879	$(1,648)	$294

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the six months ended June 30, 2016

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
REVENUES	$162	$391	$—	$—	$8,691	$(553)	$8,691

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	162	383	—	—	5,683	(553)	5,675
Depreciation and amortization	—	1	—	—	1,974	—	1,975
Other operating expenses, net	262	—	—	—	307	—	569
	424	384	—	—	7,964	(553)	8,219
Income (loss) from operations	(262)	7	—	—	727	—	472

OTHER INCOME (EXPENSES):
Interest income (expense), net	—	5	(390)	(350)	(312)	—	(1,047)
Loss on extinguishment of debt	—	—	—	(110)	—	—	(110)
Loss on financial instruments, net	—	—	—	—	(55)	—	(55)
Other pension benefits	—	—	—	—	520	—	520
Other expense, net	—	(5)	—	—	—	—	(5)
Equity in income (loss) of subsidiaries	(19)	23	—	873	—	(877)	—
	(19)	23	(390)	413	153	(877)	(697)

Income (loss) before income taxes	(281)	30	(390)	413	880	(877)	(225)
INCOME TAX BENEFIT (EXPENSE)	3,160	(2)	—	—	(7)	—	3,151
Consolidated net income (loss)	2,879	28	(390)	413	873	(877)	2,926
Less: Net income attributable to noncontrolling interests	—	(47)	—	—	—	—	(47)
Net income (loss)	$2,879	$(19)	$(390)	$413	$873	$(877)	$2,879

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the six months ended June 30, 2017

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
Consolidated net income	$294	$438	$442	$880	$(1,648)	$406
Net impact of interest rate derivative instruments	3	3	3	3	(9)	3
Consolidated comprehensive income	297	441	445	883	(1,657)	409
Less: Comprehensive income attributable to noncontrolling interests	—	(111)	—	(1)	—	(112)
Comprehensive income	$297	$330	$445	$882	$(1,657)	$297

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the six months ended June 30, 2016

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
Consolidated net income (loss)	$2,879	$28	$(390)	$413	$873	$(877)	$2,926
Net impact of interest rate derivative instruments	4	4	—	4	4	(12)	4
Consolidated comprehensive income (loss)	$2,883	$32	$(390)	$417	$877	$(889)	$2,930
Less: Comprehensive income attributable to noncontrolling interests	—	(47)	—	—	—	—	(47)
Comprehensive income (loss)	$2,883	$(15)	$(390)	$417	$877	$(889)	$2,883

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2017

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$135	$25	$(353)	$5,981	$—	$5,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(3,703)	—	(3,703)
Change in accrued expenses related to capital expenditures	—	—	—	197	—	197
Contributions to subsidiaries	(87)	—	(693)	—	780	—
Distributions from subsidiaries	4,233	4,622	3,228	—	(12,083)	—
Other, net	—	—	—	(49)	—	(49)
Net cash flows from investing activities	4,146	4,622	2,535	(3,555)	(11,303)	(3,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	3,246	3,900	—	7,146
Repayments of long-term debt	—	—	(775)	(4,754)	—	(5,529)
Borrowings (repayments) loans payable - related parties	(178)	—	—	178	—	—
Payments for debt issuance costs	—	—	(31)	(11)	—	(42)
Purchase of treasury stock	(4,223)	—	—	—	—	(4,223)
Proceeds from exercise of stock options	86	—	—	—	—	86
Purchase of noncontrolling interest	—	(429)	—	—	—	(429)
Distributions to noncontrolling interest	—	(75)	—	—	—	(75)
Contributions from parent	—	87	—	693	(780)	—
Distributions to parent	—	(4,233)	(4,622)	(3,228)	12,083	—
Other, net	—	(1)	—	(7)	—	(8)
Net cash flows from financing activities	(4,315)	(4,651)	(2,182)	(3,229)	11,303	(3,074)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(34)	(4)	—	(803)	—	(841)
CASH AND CASH EQUIVALENTS, beginning of period	57	154	—	1,324	—	1,535

CASH AND CASH EQUIVALENTS, end of period	$23	$150	$—	$521	$—	$694

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2016

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(258)	$(13)	$(463)	$(321)	$3,069	$—	$2,014

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(1,689)	—	(1,689)
Change in accrued expenses related to capital expenditures	—	—	—	—	138	—	138
Purchases of cable systems, net of cash acquired	(26,781)	(2,021)	—	—	(8)	—	(28,810)
Contribution to subsidiary	(949)	(478)	—	(437)	—	1,864	—
Distributions from subsidiaries	23,069	25,072	—	2,878	—	(51,019)	—
Change in restricted cash and cash equivalents	—	—	22,264	—	—	—	22,264
Other, net	—	—	—	—	(6)	—	(6)
Net cash flows from investing activities	(4,661)	22,573	22,264	2,441	(1,565)	(49,155)	(8,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	3,201	2,796	—	5,997
Repayments of long-term debt	—	—	—	(2,937)	(1,133)	—	(4,070)
Borrowings (payments) loans payable - related parties	—	(300)	553	(71)	(182)	—	—
Payments for debt issuance costs	—	—	—	(73)	(210)	—	(283)
Issuance of equity	5,000	—	—	—	—	—	5,000
Purchase of treasury stock	(99)	—	—	—	—	—	(99)
Proceeds from exercise of stock options	24	—	—	—	—	—	24
Distributions to noncontrolling interest	—	(18)	—	—	—	—	(18)
Proceeds from termination of interest rate derivatives	—	—	—	—	88	—	88
Contributions from parent	—	949	—	478	437	(1,864)	—
Distributions to parent	—	(23,069)	(22,353)	(2,719)	(2,878)	51,019	—
Other, net	—	2	(1)	1	(2)	—	—
Net cash flows from financing activities	4,925	(22,436)	(21,801)	(2,120)	(1,084)	49,155	6,639

NET INCREASE IN CASH AND CASH EQUIVALENTS	6	124	—	—	420	—	550
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—	—	5	—	5

CASH AND CASH EQUIVALENTS, end of period	$6	$124	$—	$—	$425	$—	$555

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"), which requires employers to report the service cost component of net periodic pension cost in the same line item as other compensation costs arising from services rendered during the period. The standard also requires the other components of net periodic cost be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. ASU 2017-07 will be effective for annual periods beginning after December 15, 2017, and early adoption is permitted. The new standard requires retrospective application and allows a practical expedient that permits an employer to use the amounts disclosed in its pension plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation. The Company early adopted ASU 2017-07 on January 1, 2017 and utilized the practical expedient to estimate the impact on the prior comparative period information presented in interim and annual financial statements. The Company previously recorded service cost with other compensation costs in operating costs and expenses in the consolidated statements of operations, and recorded other pension costs (benefits), in other operating expenses, net. Adoption of the standard results in the reclassification of other pension costs (benefits) to other expenses, net (non-operating). Adopting the standard will reduce 2016 income from operations presented for comparative purposes in the 2017 annual financial statements by $899 million with a corresponding decrease to other expenses of $899 million, with no impact to net income. For both the three and six months ended June 30, 2016, the adoption of the standard resulted in reduction of income from operations by $520 million with a corresponding decrease to other expenses of $520 million, with no impact to net income. ASU 2017-07 does not impact the consolidated balance sheets or statements of cash flows.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied. ASU 2014-09 will be effective for interim and annual periods beginning after December 15, 2017 (January 1, 2018 for the Company).  Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of evaluating which method of transition will be utilized. The Company is continuing to assess all potential impacts that the adoption of ASU 2014-09 will have on its consolidated financial statements, however the adoption is not anticipated to have a material impact on the Company's financial position or results of operations. The adoption is anticipated to result in the deferral of residential installation revenues and enterprise commission expenses over a period of time instead of recognized immediately. The adoption is also anticipated to result in the

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

reclassification to operating costs and expenses the amortization of up-front fees paid to market and serve customers who reside in residential multiple dwelling units (“MDUs”) instead of amortized as an intangible to depreciation and amortization expense.

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

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. ASU 2017-09 will be applied prospectively to awards modified on or after the effective date. ASU 2017-09 will be effective for interim and annual periods beginning after December 15, 2017 (January 1, 2018 for the Company). Early adoption is permitted. The Company is currently in the process of evaluating the impact that the adoption of ASU 2017-09 will have on its consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter”) is the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to approximately 26.8 million residential and business customers at June 30, 2017. In addition, we sell video and online advertising inventory to local, regional and national advertising customers and fiber-delivered communications and managed information technology ("IT") solutions to larger enterprise customers. We also own and operate regional sports networks and local sports, news and community channels and sell security and home management services to the residential marketplace.

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

In connection with the TWC Transaction, Legacy Charter and Liberty Broadband completed their previously announced transactions pursuant to their investment agreement, in which Liberty Broadband purchased shares of Charter Class A common stock to partially finance the cash portion of the TWC Transaction consideration, and in connection with the Bright House Transaction, Liberty Broadband purchased shares of Charter Class A common stock (the “Liberty Transactions”).

Recent Events

In May 2017, Charter announced an agreement with Comcast Corporation (“Comcast”) to, for one year, explore potential opportunities for operational cooperation in our respective wireless businesses to accelerate and enhance each company’s ability to participate in the national wireless marketplace. Charter and Comcast have each separately activated a mobile virtual network operator (“MVNO”) reseller agreement with Verizon Wireless, and have each agreed to explore working together in a number of potential operational areas in the wireless space, including: creating common operating platforms; technical standards development and harmonization; device forward and reverse logistics; and emerging wireless technology platforms. The efficiencies created are expected to provide more choice, innovative products and competitive prices for customers in each of our respective footprints. Additionally, the companies have agreed to work only together with respect to national mobile network operators, through potential commercial arrangements, including MVNOs and other material transactions in the wireless industry, for a period of one year. We intend to consider and pursue opportunities in the wireless space which may include entering into joint ventures or partnerships with wireless or cable providers which may require significant investment in our wireless business. There is no assurance we will enter into such arrangements or that if we do, that they will be successful.

Overview

Since 2012, Legacy Charter has actively invested in its network and operations and has improved the quality and value of the products and packages that it offers. Through the roll-out of Spectrum pricing and packaging ("SPP") across Legacy Charter, we have simplified our offers and improved our packaging of products, delivering more value to new and existing customers. Further, through the transition of our Legacy Charter markets to our all-digital platform, we increased our offerings to more than 200 HD channels in most of the Legacy Charter markets and offered Internet speeds of at least 60 or 100 Mbps, among other benefits. We believe that this product set combined with improved customer service, as we insource our workforce in our call centers and in our field operations, has led to lower customer churn and longer customer lifetimes.

As a result of the Transactions, quarterly revenues increased by $3.9 billion year over year. We also saw an increase in expenses related to our increased scale. In September 2016, we began launching SPP to Legacy TWC and Legacy Bright House markets and as of June 30, 2017, we offer SPP in nearly all Legacy TWC and Legacy Bright House markets. In the second half of 2017, we intend to begin converting the remaining Legacy TWC and Legacy Bright House analog markets to an all-digital platform. Our corporate organization, as well as our marketing, sales and product development departments, are now centralized. Field operations are managed through eleven regional areas, each designed to represent a combination of designated marketing areas and managed with largely the same set of field employees that were with the three legacy companies prior to completion of the Transactions. Over a multi-year period, Legacy TWC and Legacy Bright House customer care centers will migrate to Legacy Charter's model of using segmented, virtualized, U.S.-based in-house call centers. We are focused on deploying superior products and service with minimal service disruptions as we integrate our information technology and network operations. We expect customer and financial results to trend similarly to Legacy Charter following the implementation of Legacy Charter's operating strategies across the Legacy TWC and Legacy Bright House markets. As a result of implementing our operating strategy across Legacy TWC and Legacy Bright House, we cannot be certain that we will be able to grow revenues or maintain our margins at recent historical rates.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding).

	Three Months Ended June 30,
	2017	2016	% Change	2016	% Change
	Actual			Pro forma
Revenues	$10,357	$6,161	68.1%	$9,969	3.9%
Adjusted EBITDA	$3,847	$2,220	73.3%	$3,542	8.6%
Income from operations	$1,052	$170	518.8%	$843	24.8%

	Six Months Ended June 30,
	2017	2016	% Change	2016	% Change
	Actual			Pro forma
Revenues	$20,521	$8,691	136.1%	$19,711	4.1%
Adjusted EBITDA	$7,501	$3,103	141.7%	$6,975	7.5%
Income from operations	$1,993	$472	322.2%	$1,902	4.8%

Adjusted EBITDA is defined as consolidated net income plus net interest expense, income taxes, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, (gain) loss on financial instruments, net, other pension benefits, other (income) expense, net and other operating (income) expenses, such as merger and restructuring costs, special charges and gain (loss) on sale or retirement of assets. See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.

Growth in total revenue, Adjusted EBITDA and income from operations was primarily due to the Transactions. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, total revenue growth was primarily due to growth in our Internet and commercial businesses. For the six months ended June 30, 2017 compared to the corresponding prior period, the growth was offset by an early contract termination benefit at Legacy TWC and Legacy Bright House in 2016 and lower advertising sales revenue due to a decrease in political and local advertising. In addition to the items noted above, Adjusted EBITDA growth on a pro forma basis was affected by increases in programming costs and transition costs offset by decreases in all other operating expense categories. Income from operations on a pro forma basis was additionally affected by an increase in depreciation and amortization offset by a decrease in merger and restructuring costs.

On a pro forma basis, income from operations for the three and six months ended June 30, 2016 has been reduced from what was previously reported by $526 million and $536 million, respectively, to reflect the adoption of Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). For more information, see Note 19 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

We incurred the following transition costs in connection with the Transactions (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses	$30	$25	$81	$46
Other operating expenses	$131	$556	$226	$570
Interest expense	$—	$133	$—	$390
Capital expenditures	$86	$111	$162	$164

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

Our net losses in prior years were principally attributable to insufficient revenue to cover the combination of operating expenses, interest expenses that we incur on our debt, depreciation expenses resulting from the capital investments we have made, and continue to make, in our cable properties, amortization expenses related to our customer relationship intangibles and higher non-cash income tax expense. Although we have incurred net income since completion of the Transactions, we will incur significant increases in interest expense and depreciation and amortization as a result of the Transactions and will incur restructuring and transition costs for at least two years from acquisition date, and as a result, we may incur net losses in the future.

All customer statistics as of June 30, 2017 include the operations of Legacy TWC, Legacy Bright House and Legacy Charter, each of which is based on individual legacy company reporting methodology. These methodologies differ and their differences may be material. Statistical reporting will be conformed over time to a single reporting methodology. The following table summarizes our customer statistics for video, Internet and voice as of June 30, 2017 and 2016 (in thousands except per customer data and footnotes).

	Approximate as of
	June 30,
	2017 (a)	2016 (a)(b)
Customer Relationships (c)
Residential	25,298	24,306
Small and Medium Business	1,483	1,333
Total Customer Relationships	26,781	25,639

Residential Primary Service Units (“PSU”)
Video	16,646	16,934
Internet	22,033	20,667
Voice	10,378	10,255
	49,057	47,856

Monthly Residential Revenue per Residential Customer (d)	$109.46	$109.99

Small and Medium Business PSUs
Video	425	378
Internet	1,285	1,148
Voice	847	725
	2,557	2,251

Monthly Small and Medium Business Revenue per Customer (e)	$210.64	$236.68

Enterprise PSUs (f)	103	90

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of June 30, 2017 and 2016, customers include approximately 209,500 and 208,600 customers, respectively, whose accounts were over 60 days past due, approximately 14,800 and 14,000 customers, respectively, whose accounts were over 90 days past due, and approximately 8,700 and 8,000 customers, respectively, whose accounts were over 120 days past due.

(b)
In the second quarter of 2017, we conformed the seasonal customer program in the Legacy Bright House footprint to our program. Prior to the plan change, Legacy Bright House customers enrolling in the seasonal plan were charged a one-time fee and counted as customer disconnects, and as new connects, when moving off the seasonal plan. Under our seasonal plan, residential customers pay a reduced monthly fee while the seasonal plan is active and remain reported as customers. Excluding the impact of customer disconnect activity related to the previous seasonal plan, Legacy Bright House residential customer relationships at June 30, 2016, would have been higher by approximately 58,000, and video, Internet and voice PSUs for the second quarter of 2016, would have been higher by 52,000, 72,000 and 49,000 respectively.

(c)
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

(f)	Enterprise PSUs represent the aggregate number of fiber service offerings counting each separate service offering as an individual PSU.

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

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$10,357	$6,161	$20,521	$8,691

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	6,575	4,004	13,154	5,675
Depreciation and amortization	2,595	1,436	5,145	1,975
Other operating expenses, net	135	551	229	569
	9,305	5,991	18,528	8,219
Income from operations	1,052	170	1,993	472

Other Expenses:
Interest expense, net	(749)	(593)	(1,462)	(1,047)
Loss on extinguishment of debt	(1)	(110)	(35)	(110)
Loss on financial instruments, net	(70)	(50)	(32)	(55)
Other pension benefits	13	520	26	520
Other expense, net	(2)	(2)	(11)	(5)
	(809)	(235)	(1,514)	(697)

Income before income taxes	243	(65)	479	(225)
Income tax (benefit) expense	(48)	3,179	(73)	3,151
Consolidated net income	195	3,114	406	2,926
Less: Net income attributable to noncontrolling interests	(56)	(47)	(112)	(47)

Net income attributable to Charter shareholders	$139	$3,067	$294	$2,879

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$0.53	$16.73	$1.11	$20.21
Diluted	$0.52	$15.17	$1.09	$19.00

Weighted average common shares outstanding, basic	263,460,911	183,362,776	266,217,549	142,457,435
Weighted average common shares outstanding, diluted	267,309,261	205,214,266	270,249,433	153,959,234

Revenues. Total revenues grew $4.2 billion or 68.1% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, and grew $11.8 billion or 136.1% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Revenue growth primarily reflects the Transactions and increases in the number of residential Internet and triple play customers and in commercial business customers, growth in rates driven by rate increases offset by a decrease in basic video customers. The Transactions increased revenues for three and six months ended June 30, 2017 as compared to the three and six months June 30, 2016 by approximately $3.9 billion and $11.4 billion, respectively. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, total revenue growth was 3.9% and 4.1% for the three and six months ended June 30, 2017 compared to the corresponding periods in 2016, respectively.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended June 30,
	2017	2016	% Change	2016	% Change
	Actual			Pro forma
Video	$4,124	$2,605	58.3%	$4,125	—%
Internet	3,513	1,950	80.2%	3,133	12.1%
Voice	650	423	53.4%	729	(10.9)%
Residential revenue	8,287	4,978	66.4%	7,987	3.8%

Small and medium business	924	520	77.7%	843	9.7%
Enterprise	548	296	85.1%	501	9.3%
Commercial revenue	1,472	816	80.4%	1,344	9.5%

Advertising sales	381	237	61.3%	405	(5.8)%
Other	217	130	67.0%	233	(6.8)%
	$10,357	$6,161	68.1%	$9,969	3.9%

	Six Months Ended June 30,
	2017	2016	% Change	2016	% Change
	Actual			Pro forma
Video	$8,203	$3,775	117.3%	$8,198	0.1%
Internet	6,911	2,754	151.0%	6,170	12.0%
Voice	1,344	558	140.6%	1,458	(7.9)%
Residential revenue	16,458	7,087	132.2%	15,826	4.0%

Small and medium business	1,824	722	152.5%	1,651	10.5%
Enterprise	1,087	395	175.1%	991	9.7%
Commercial revenue	2,911	1,117	160.5%	2,642	10.2%

Advertising sales	718	309	132.9%	770	(6.7)%
Other	434	178	143.8%	473	(8.3)%
	$20,521	$8,691	136.1%	$19,711	4.1%

Video revenues consist primarily of revenues from basic and digital video services provided to our residential customers, as well as franchise fees, equipment rental and video installation revenue. Residential video customers decreased by 288,000 from June 30, 2016 to June 30, 2017.

The increase in video revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2017 compared to three months ended June 30, 2016 Increase / (Decrease)	Six months ended June 30, 2017 compared to six months ended June 30, 2016 Increase / (Decrease)
Decrease in average basic video customers	$(34)	$(26)
Bundle revenue allocation and price adjustments	30	19
TWC Transaction	1,310	3,806
Bright House Transaction	213	629
	$1,519	$4,428

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, the change in video revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2017 compared to three months ended June 30, 2016 Increase / (Decrease)	Six months ended June 30, 2017 compared to six months ended June 30, 2016 Increase / (Decrease)
Bundle revenue allocation and price adjustments	$75	$150
Decrease in average basic video customers	(76)	(145)
	$(1)	$5

Residential Internet customers grew by 1,366,000 customers from June 30, 2016 to June 30, 2017. The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2017 compared to three months ended June 30, 2016 Increase / (Decrease)	Six months ended June 30, 2017 compared to six months ended June 30, 2016 Increase / (Decrease)
Increase in average residential Internet customers	$136	$205
Price adjustments, bundle revenue allocation and service level changes	98	113
TWC Transaction	1,134	3,268
Bright House Transaction	195	571
	$1,563	$4,157

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, the increase in Internet revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2017 compared to three months ended June 30, 2016 Increase / (Decrease)	Six months ended June 30, 2017 compared to six months ended June 30, 2016 Increase / (Decrease)
Increase in average residential Internet customers	$209	$424
Price adjustments, bundle revenue allocation and service level changes	171	317
	$380	$741

Residential voice customers grew by 123,000 customers from June 30, 2016 to June 30, 2017. The increase in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2017 compared to three months ended June 30, 2016 Increase / (Decrease)	Six months ended June 30, 2017 compared to six months ended June 30, 2016 Increase / (Decrease)
Increase in average residential voice customers	$7	$11
Bundle revenue allocation and price adjustments	(51)	(54)
TWC Transaction	231	707
Bright House Transaction	40	122
	$227	$786

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, the decrease in voice revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2017 compared to three months ended June 30, 2016 Increase / (Decrease)	Six months ended June 30, 2017 compared to six months ended June 30, 2016 Increase / (Decrease)
Increase in average residential voice customers	$11	$31
Bundle revenue allocation and price adjustments	(90)	(145)
	$(79)	$(114)

Small and medium business PSUs grew by 306,000 from June 30, 2016 to June 30, 2017. The increase in small and medium business commercial revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2017 compared to three months ended June 30, 2016 Increase / (Decrease)	Six months ended June 30, 2017 compared to six months ended June 30, 2016 Increase / (Decrease)
Increase in small and medium business customers	$64	$95
Price adjustments	(15)	(22)
TWC Transaction	307	890
Bright House Transaction	48	139
	$404	$1,102

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, the increase in small and medium business commercial revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2017 compared to three months ended June 30, 2016 Increase / (Decrease)	Six months ended June 30, 2017 compared to six months ended June 30, 2016 Increase / (Decrease)
Increase in small and medium business customers	$102	$199
Price adjustments	(21)	(26)
	$81	$173

Enterprise PSUs increased 13,000 from June 30, 2016 to June 30, 2017. The Transactions increased enterprise commercial revenues for the three and six months ended June 30, 2017 compared to the corresponding periods in 2016 by $224 million and $655 million, respectively. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, enterprise commercial revenues increased $47 million and $96 million during the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016 primarily due to growth in customers.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues increased $144 million and $409 million during the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016 primarily due to the Transactions. The Transactions increased advertising sales revenues for the three and six months ended June 30, 2017 compared to the corresponding periods in 2016 by $160 million and $425 million, respectively. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, advertising sales revenues decreased $24 million and $52 million during the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016 primarily due to a decrease in political and local advertising.

Other revenues consist of revenue from regional sports and news channels (excluding intercompany charges or advertising sales on those channels), home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues increased $87 million and $256 million during the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016 primarily as a result of the Transactions. The Transactions increased other revenues for the three and six months ended June 30, 2017 compared to the corresponding periods in 2016 by $86 million and $255 million, respectively. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, other revenues decreased by $16 million and $39 million during the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016 primarily due to a settlement incurred in 2016 related to an early contract termination at Legacy TWC and Legacy Bright House.

Operating costs and expenses. The increases in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended June 30, 2017 compared to three months ended June 30, 2016 Increase / (Decrease)	Six months ended June 30, 2017 compared to six months ended June 30, 2016 Increase / (Decrease)
Programming	$1,108	$3,009
Regulatory, connectivity and produced content	215	601
Costs to service customers	718	2,208
Marketing	219	636
Transition costs	5	35
Other	306	990
	$2,571	$7,479

Programming costs were approximately $2.6 billion and $1.5 billion, representing 40% and 38% of total operating costs and expenses for the three months ended June 30, 2017 and 2016, respectively, and $5.3 billion and $2.2 billion, representing 40% and 40% of total operating costs and expenses for the six months ended June 30, 2017 and 2016, respectively. The increase in operating costs and expenses for the three and six months ended June 30, 2017 compared to the corresponding prior period was primarily due to the Transactions.

The increase in other expense is attributable to the following (dollars in millions):

	Three months ended June 30, 2017 compared to three months ended June 30, 2016 Increase / (Decrease)	Six months ended June 30, 2017 compared to six months ended June 30, 2016 Increase / (Decrease)
Corporate costs	$61	$260
Enterprise	80	236
Advertising sales expense	84	233
Property tax and insurance	39	114
Stock compensation expense	2	47
Other	40	100
	$306	$990

The increase in other expense for the three and six months ended June 30, 2017 compared to the corresponding prior period was primarily due to the Transactions.

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, increases in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended June 30, 2017 compared to three months ended June 30, 2016 Increase / (Decrease)	Six months ended June 30, 2017 compared to six months ended June 30, 2016 Increase / (Decrease)
Programming	$232	$429
Regulatory, connectivity and produced content	(18)	(25)
Costs to service customers	(77)	(62)
Marketing	(15)	(25)
Transition costs	5	35
Other	(51)	(72)
	$76	$280

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, programming costs were approximately $2.4 billion and $4.8 billion, representing 37% and 37% of total operating costs and expenses for the three and six months ended June 30, 2016, respectively.

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

Costs to service customers decreased $77 million and $62 million during the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016 due to benefits from combining Legacy TWC and Legacy Bright House into Charter, including lower employee benefit costs, higher labor and material capitalization with increases in placement of new customer equipment and lower bad debt expenses.

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, the increase in other expense is attributable to the following (dollars in millions):

	Three months ended June 30, 2017 compared to three months ended June 30, 2016 Increase / (Decrease)	Six months ended June 30, 2017 compared to six months ended June 30, 2016 Increase / (Decrease)
Corporate costs	$(64)	$(104)
Enterprise	6	17
Advertising sales expense	13	26
Property tax and insurance	(8)	(16)
Stock compensation expense	(7)	(4)
Other	9	9
	$(51)	$(72)

Depreciation and amortization. Depreciation and amortization expense increased by $1.2 billion and $3.2 billion during the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016 primarily as a result of additional depreciation and amortization related to the Transactions, inclusive of the incremental amounts as a result of the higher fair values recorded in acquisition accounting.

Other operating expenses, net. The changes in other operating expenses, net are attributable to the following (dollars in millions):

	Three months ended June 30, 2017 compared to three months ended June 30, 2016 Increase / (Decrease)	Six months ended June 30, 2017 compared to six months ended June 30, 2016 Increase / (Decrease)
Merger and restructuring costs	$(425)	$(344)
Special charges, net	2	—
(Gain) loss on sale of assets, net	7	4
	$(416)	$(340)

The decrease in merger and restructuring costs is primarily due to approximately $262 million of contingent financing and advisory transaction fees paid at the closing of the Transactions in 2016 as well as a decrease of approximately $149 million and $56 million of employee termination and retention costs incurred during the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016. See Note 11 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. Net interest expense increased by $156 million and $415 million for the three and six months ended June 30, 2017 compared to the corresponding periods in 2016 primarily as a result of an increase of approximately $118 million and $360 million, respectively, of interest expense associated with debt assumed from Legacy TWC, an increase in weighted average debt outstanding primarily due to the issuance of notes in April 2017 as well as a decrease in interest income.

Loss on extinguishment of debt. Loss on extinguishment of debt of $1 million and $35 million for the three and six months ended June 30, 2017, respectively, and $110 million for each of the three and six months ended June 30, 2016 primarily represents losses recognized as a result of repurchases of CCO Holdings, LLC ("CCO Holdings") notes. For more information, see Note 5 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Loss on financial instruments, net. Interest rate derivative instruments are used to manage our interest costs and to reduce our exposure to increases in floating interest rates, and cross-currency derivative instruments are used to manage foreign exchange risk related to the foreign currency denominated debt assumed in the TWC Transaction. We recorded losses of $70 million and $32 million during the three and six months ended June 30, 2017, respectively and $50 million and $55 million during the three and six months ended June 30, 2016, respectively. Gains and losses on financial instruments are recognized due to changes in the fair value of our interest rate and our cross currency derivative instruments, and the foreign currency remeasurement of the fixed-rate British pound sterling denominated notes (the “Sterling Notes”) into U.S. dollars. For more information, see Note 8 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Other pension benefits. Other pension benefits decreased by $507 million and $494 million during the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016 primarily due to a $675 million pension curtailment gain offset by an $157 million net remeasurement loss recognized in 2016 that resulted from an amendment to the plans made subsequent to the TWC Transaction. For more information, see Note 17 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Other expense, net. Other expense, net primarily represents equity losses on our equity-method investments.

Income tax benefit (expense). We recognized income tax expense of $48 million and $73 million for the three and six months ended June 30, 2017, respectively, and income tax benefit of $3.2 billion for each of the three and six months ended June 30, 2016. Income tax expense is recognized primarily through increases in deferred tax liabilities, as well as through current federal and state income tax expense. Income tax expense for the three and six months ended June 30, 2017 was reduced by approximately $15 million and $71 million, respectively, due to the recognition of excess tax benefits resulting from share based compensation as a component of the provision for income taxes following the prospective application of ASU 2016-09. For more information, see Note 19 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.” Income tax benefit for the three and six months ended June 30, 2016 was the result of a reduction of substantially all of Legacy Charter's preexisting valuation allowance associated with its deferred tax assets of approximately $3.3 billion as certain of the deferred tax liabilities that were assumed in connection with the closing of the TWC Transaction will reverse and provide a source of future taxable income. For more information, see Note 12 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest for financial reporting purposes represents A/N’s portion of Charter Holdings’ net income based on its effective common unit ownership interest of approximately 10% and the preferred dividend of $37 million and $75 million for the three and six months ended June 30, 2017, respectively, and $18 million for each of the three and six months ended June 30, 2016. For more information, see Note 7 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income attributable to Charter shareholders. Net income attributable to Charter shareholders decreased from $3.1 billion for the three months ended June 30, 2016 to $139 million for the three months ended June 30, 2017, and from $2.9 billion for the six months ended June 30, 2016 to $294 million for the six months ended June 30, 2017 primarily as a result of the factors described above. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, net income attributable to Charter shareholders was $248 million and $427 million for the three and six months ended June 30, 2016, respectively.

Use of Adjusted EBITDA and Free Cash Flow

We use certain measures that are not defined by GAAP to evaluate various aspects of our business. Adjusted EBITDA and free cash flow are non-GAAP financial measures and should be considered in addition to, not as a substitute for, consolidated net income and net cash flows from operating activities reported in accordance with GAAP. These terms, as defined by us, may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA and free cash flow are reconciled to consolidated net income and net cash flows from operating activities, respectively, below.

Adjusted EBITDA eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. These costs are evaluated through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $256 million and $529 million for the three and six months ended June 30, 2017, respectively, and $202 million and $304 million for the three and six months ended June 30, 2016, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Actual
Consolidated net income	$195	$3,114	$406	$2,926
Plus: Interest expense, net	749	593	1,462	1,047
Income tax (benefit) expense	48	(3,179)	73	(3,151)
Depreciation and amortization	2,595	1,436	5,145	1,975
Stock compensation expense	65	63	134	87
Loss on extinguishment of debt	1	110	35	110
Loss on financial instruments, net	70	50	32	55
Other pension benefits	(13)	(520)	(26)	(520)
Other, net	137	553	240	574
Adjusted EBITDA	$3,847	$2,220	$7,501	$3,103

Net cash flows from operating activities	$2,945	$1,590	$5,788	$2,014
Less: Purchases of property, plant and equipment	(2,148)	(1,260)	(3,703)	(1,689)
Change in accrued expenses related to capital expenditures	347	194	197	138
Free cash flow	$1,144	$524	$2,282	$463

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
	Pro Forma
Consolidated net income	$331	$580
Plus: Interest expense, net	723	1,431
Income tax expense	157	272
Depreciation and amortization	2,338	4,623
Stock compensation expense	72	138
Loss on extinguishment of debt	110	110
Loss on financial instruments, net	50	55
Other pension benefits	(526)	(536)
Other, net	287	302
Adjusted EBITDA	$3,542	$6,975

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

In April 2017, CCO Holdings and CCO Holdings Capital jointly issued an additional $1.25 billion aggregate principal amount of 5.125% senior notes due May 1, 2027 at a price of 100.5% of the aggregate principal amount. The net proceeds, along with the net proceeds from the Charter Operating notes described below, were used to pay related fees and expenses and for general corporate purposes, including to fund buybacks of Charter Class A common stock or Charter Holdings common units.

In April 2017, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.25 billion aggregate principal amount of 5.375% senior secured notes due May 1, 2047 at a price of 99.968% of the aggregate principal amount. The net proceeds, along with the net proceeds from the CCO Holdings notes issued in April 2017 described above, were used to pay related fees and expenses and for general corporate purposes, including to fund buybacks of Charter Class A common stock or Charter Holdings common units.

In July 2017, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.0 billion aggregate principal amount of 3.750% senior notes due February 15, 2028 at a price of 99.166% of the aggregate principal amount and an additional $500 million aggregate principal amount of 5.375% senior secured notes due May 1, 2047 at a price of 106.529% of the aggregate principal amount (collectively together with the notes issued in April 2017 described above, the "Charter Operating Notes"). The net proceeds will be used to pay related fees and expenses and for general corporate purposes, including to fund potential buybacks of Charter Class A common stock or Charter Holdings common units.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The principal amount of our debt as of June 30, 2017 was $61.8 billion, consisting of $8.8 billion of credit facility debt, $37.1 billion of investment grade senior secured notes and $15.9 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $1.1 billion and $2.3 billion for the three and six months ended June 30, 2017, respectively, and was $524 million and $463 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, the amount available under our credit facilities was approximately $2.8 billion and cash on hand was approximately $0.7 billion. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as stock repurchases and dividends. Our target leverage remains at 4 to 4.5 times, and up to 3.5 times at the Charter Operating level. We may increase the total amount of our indebtedness to maintain leverage within our target leverage range. During the three and six months ended June 30, 2017, we purchased approximately 10.0 million and 12.4 million shares, respectively, of Charter Class A common stock for approximately $3.3 billion and $4.1 billion, respectively. As of July 25, 2017, Charter had remaining board authority to purchase an additional $3.0 billion of Charter’s Class A common stock without taking into account shares or units that may be purchased from A/N. Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions. As possible acquisitions, swaps or dispositions arise, we actively review them against our objectives including, among other considerations, improving the operational efficiency, clustering, product development or technology capabilities of our business and achieving appropriate return targets, and we may participate to the extent we believe these possibilities present attractive opportunities. However, there can be no assurance that we will actually complete any acquisitions, dispositions or system swaps, or that any such transactions will be material to our operations or results.

In December 2016, Charter and A/N entered into a letter agreement (the "Letter Agreement") that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis once Charter or Charter Holdings have repurchased shares of Class A common stock or Charter Holdings common units from A/N and its affiliates for an aggregate purchase price of $537 million which threshold has been reached. Charter Holdings purchased from A/N 1.2 million Charter Holdings common units at an average price per unit of $326.50, or $402 million during the three months ended June 30, 2017, and 1.3 million Charter Holdings common units at an average price per unit of $326.38, or $429 million during the six months ended June 30, 2017.

Free Cash Flow

Free cash flow increased $620 million and $1.8 billion during the three and six months ended June 30, 2017, respectively, compared to the corresponding prior periods in 2016 due to the following (dollars in millions).

	Three months ended June 30, 2017 compared to three months ended June 30, 2016 Increase / (Decrease)	Six months ended June 30, 2017 compared to six months ended June 30, 2016 Increase / (Decrease)
Increase in Adjusted EBITDA	$1,627	$4,398
Decrease in merger and restructuring costs	300	236
Increase in capital expenditures	(888)	(2,014)
Increase in cash paid for interest, net	(226)	(667)
Changes in working capital, excluding change in accrued interest	(169)	(112)
Other, net	(24)	(22)
	$620	$1,819

Limitations on Distributions

Distributions by our subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of June 30, 2017, there was no default under any of these indentures or credit facilities, and each subsidiary met its applicable leverage ratio tests based on June 30, 2017 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $694 million and $1.5 billion in cash and cash equivalents as of June 30, 2017 and December 31, 2016, respectively.

Operating Activities. Net cash provided by operating activities increased $3.8 billion during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to an increase in Adjusted EBITDA of $4.4 billion offset by an increase in cash paid for interest, net of $667 million as a result of the Transactions.

Investing Activities. Net cash used in investing activities was $3.6 billion and $8.1 billion for the six months ended June 30, 2017 and 2016, respectively. The decrease in cash used was primarily due to the acquisition of Legacy TWC and Legacy Bright House in 2016 offset by an increase in capital expenditures as a result of the Transactions.

Financing Activities. Net cash used in financing activities was $3.1 billion for the six months ended June 30, 2017 and net cash provided by financing activities was $6.6 billion for the six months ended June 30, 2016. The decrease in cash provided was primarily due to a decrease in equity issued for the acquisition of Legacy TWC and Legacy Bright House in 2016 and an increase in the purchase of treasury stock and noncontrolling interest in 2017.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $2.1 billion and $3.7 billion for the three and six months ended June 30, 2017, respectively, and $1.3 billion and $1.7 billion for the three and six months ended June 30, 2016, respectively.  The increase was driven by the Transactions. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, capital expenditures increased $73 million and decreased $206 million during the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016. The decrease during the six months ended June 30, 2017 compared to 2016 was primarily due to lower scalable infrastructure costs and support primarily due to the timing of spend offset by higher spend on customer premise equipment. See the table below for more details.

The actual amount of our capital expenditures in 2017 will depend on a number of factors, including the pace of transition planning to service a larger customer base as a result of the Transactions, our all-digital transition in the Legacy TWC and Legacy Bright House markets and growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures increased by $197 million and $138 million for the six months ended June 30, 2017 and 2016, respectively.

The following tables present our major capital expenditures categories on an actual and pro forma basis, assuming the Transactions occurred as of January 1, 2015, in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three and six months ended June 30, 2017 and 2016. The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Actual
Customer premise equipment (a)	$1,017	$378	$1,724	$515
Scalable infrastructure (b)	382	386	650	496
Line extensions (c)	297	171	545	218
Upgrade/rebuild (d)	145	110	252	151
Support capital (e)	307	215	532	309
Total capital expenditures	$2,148	$1,260	$3,703	$1,689

Capital expenditures included in total related to:
Commercial services	$334	$196	$602	$260
Transition (f)	$86	$111	$162	$164

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
	Pro Forma
Customer premise equipment (a)	$651	$1,412
Scalable infrastructure (b)	640	1,115
Line extensions (c)	277	502
Upgrade/rebuild (d)	171	305
Support capital (e)	336	575
Total capital expenditures	$2,075	$3,909

Capital expenditures included in total related to:
Commercial services	$338	$625
Transition (f)	$111	$164

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

As of June 30, 2017 and December 31, 2016, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 3.3% and 2.9%, respectively, and the weighted average interest rate on the senior notes was approximately 5.8% and 5.9%, respectively, resulting in a blended weighted average interest rate of 5.4% as of both time periods. The interest rate on approximately 87% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements as of June 30, 2017 and December 31, 2016.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of June 30, 2017 (dollars in millions).

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Debt:
Fixed-Rate	$—	$2,000	$3,250	$3,500	$2,200	$42,011	$52,961	$58,470
Average Interest Rate	—%	6.75%	8.44%	4.19%	4.32%	5.76%	5.80%

Variable Rate	$98	$197	$296	$1,716	$2,928	$3,582	$8,817	$8,836
Average Interest Rate	3.17%	3.63%	3.92%	4.28%	4.31%	4.83%	4.47%

Interest Rate Instruments:
Variable to Fixed-Rate	$850	$—	$—	$—	$—	$—	$850	$1
Average Pay Rate	3.84%	—%	—%	—%	—%	—%	3.84%
Average Receive Rate	3.76%	—%	—%	—%	—%	—%	3.76%

As of June 30, 2017, we had $850 million in notional amounts of interest rate derivative instruments outstanding. The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The estimated fair value of the interest rate derivative instruments is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s and counterparties’ credit risk). Interest rates on variable-rate debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at June 30, 2017 including applicable bank spread.

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

Except as described above in the preceding paragraph, during the quarter ended June 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(C) Purchases of Equity Securities by the Issuer

The following table presents Charter’s purchases of equity securities completed during the second quarter of 2017 (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - 30, 2017	2,089,081	$332.87	2,050,849	$1,173
May 1 - 31, 2017	3,900,104	$328.16	3,866,752	$2,787
June 1 - 30, 2017	4,053,303	$339.20	4,035,668	$1,652

(1)
Includes 38,232, 33,352 and 17,635 shares withheld from employees for the payment of taxes and exercise costs upon the exercise of stock options or vesting of other equity awards for the months of April, May and June 2017, respectively.

(2)
During the three months ended June 30, 2017, Charter purchased approximately 10.0 million shares of its Class A common stock for approximately $3.3 billion. As of July 25, 2017, Charter had remaining board authority to purchase an additional $3.0 billion of Charter’s Class A common stock without taking into account shares or units that may be purchased from A/N. In December 2016, Charter and A/N entered into the Letter Agreement that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis once Charter or Charter Holdings have repurchased shares of Class A common stock or Charter Holdings common units from A/N and its affiliates for an aggregate purchase price of $537 million which threshold has been reached. Charter Holdings purchased from A/N 1.2 million Charter Holdings common units at an average price per unit of $326.50, or $402 million during the three months ended June 30, 2017. In addition to open market purchases including pursuant to Rule 10b5-1 plans adopted from time to time, Charter may also buy shares of Charter Class A common stock, from time to time, pursuant to private transactions outside of its Rule 10b5-1 plan and any such repurchases would also trigger the repurchases from A/N pursuant to and to the extent provided in the Letter Agreement.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President - Finance, Controller and
Date: July 27, 2017		Chief Accounting Officer

S- 1

Exhibit Index

Exhibit	Description

10.1
Fifth Supplemental Indenture, dated as of April 20, 2017, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed by Charter Communications, Inc. on April 26, 2017 (File No. 001-33664)).

10.2
Exchange and Registration Rights Agreement, dated April 20, 2017, relating to the 5.125% Senior Notes due 2027, among CCO Holdings, LLC, CCO Holdings Capital Corp. and Citigroup Global Markets Inc., as a representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on April 26, 2017 (File No. 001-33664)).

10.3
Exchange and Registration Rights Agreement, dated April 20, 2017, relating to the 5.375% Senior Notes due 2047, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., the guarantors party thereto and Citigroup Global Markets Inc., as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on April 26, 2017 (File No. 001-33664)).

10.4
Wireless Operational Cooperation Agreement dated as of May 5, 2017 between Charter Communications, Inc. and Comcast Corporation (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on May 8, 2017 (File No. 001-33664)).

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
101**
The following financial statements from Charter Communications, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, filed with the Securities and Exchange Commission on July 27, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

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