Form 10-Q
period 2017-09-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2017-10-26
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
or

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

Number of shares of Class A common stock outstanding as of September 30, 2017: 248,610,434

Number of shares of Class B common stock outstanding as of September 30, 2017: 1

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2017

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2017. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “Charter,” “we,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,164	$1,535
Accounts receivable, less allowance for doubtful accounts of
$103 and $124, respectively	1,652	1,432
Prepaid expenses and other current assets	316	333
Total current assets	4,132	3,300

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $16,375 and $11,103, respectively	33,300	32,963
Customer relationships, net	12,589	14,608
Franchises	67,316	67,316
Goodwill	29,554	29,509
Total investment in cable properties, net	142,759	144,396

OTHER NONCURRENT ASSETS	1,337	1,371

Total assets	$148,228	$149,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,351	$7,544
Current portion of long-term debt	2,068	2,028
Total current liabilities	10,419	9,572

LONG-TERM DEBT	66,064	59,719
DEFERRED INCOME TAXES	26,576	26,665
OTHER LONG-TERM LIABILITIES	2,591	2,745

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
271,017,357 and 268,897,792 shares issued, respectively	—	—
Class B common stock; $.001 par value; 1,000 shares authorized;
1 share issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no shares issued and outstanding	—	—
Additional paid-in capital	39,773	39,413
Retained earnings	1,206	733
Treasury stock at cost; 22,406,923 and no shares, respectively	(7,748)	—
Accumulated other comprehensive loss	(2)	(7)
Total Charter shareholders’ equity	33,229	40,139
Noncontrolling interests	9,349	10,227
Total shareholders’ equity	42,578	50,366

Total liabilities and shareholders’ equity	$148,228	$149,067

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES	$10,458	$10,037	$30,979	$18,728

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	6,703	6,482	19,857	12,157
Depreciation and amortization	2,701	2,437	7,846	4,412
Other operating expenses, net	145	207	374	776
	9,549	9,126	28,077	17,345
Income from operations	909	911	2,902	1,383

OTHER EXPENSES:
Interest expense, net	(788)	(724)	(2,250)	(1,771)
Loss on extinguishment of debt	—	—	(35)	(110)
Gain (loss) on financial instruments, net	17	71	(15)	16
Other pension benefits (costs)	(17)	13	9	533
Other expense, net	(3)	(5)	(14)	(10)
	(791)	(645)	(2,305)	(1,342)

Income before income taxes	118	266	597	41
Income tax benefit (expense)	(26)	(16)	(99)	3,135
Consolidated net income	92	250	498	3,176
Less: Net income attributable to noncontrolling interests	(44)	(61)	(156)	(108)
Net income attributable to Charter shareholders	$48	$189	$342	$3,068

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$0.19	$0.70	$1.31	$16.52
Diluted	$0.19	$0.69	$1.29	$15.23

Weighted average common shares outstanding, basic	253,923,805	271,263,259	262,074,603	185,706,106
Weighted average common shares outstanding, diluted	258,341,851	275,373,202	266,363,602	208,460,148

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated net income	$92	$250	$498	$3,176
Net impact of interest rate derivative instruments	1	2	4	6
Foreign currency translation adjustment	1	(1)	1	(1)
Consolidated comprehensive income	94	251	503	3,181
Less: Comprehensive income attributable to noncontrolling interests	(44)	(61)	(156)	(108)
Comprehensive income attributable to Charter shareholders	$50	$190	$347	$3,073

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$498	$3,176
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	7,846	4,412
Stock compensation expense	198	168
Accelerated vesting of equity awards	43	202
Noncash interest income, net	(283)	(148)
Other pension benefits	(9)	(533)
Loss on extinguishment of debt	35	110
(Gain) loss on financial instruments, net	15	(16)
Deferred income taxes	53	(3,170)
Other, net	93	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(101)	(2)
Prepaid expenses and other assets	37	85
Accounts payable, accrued liabilities and other	271	531
Net cash flows from operating activities	8,696	4,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,096)	(3,437)
Change in accrued expenses related to capital expenditures	276	86
Purchases of cable systems, net of cash acquired	—	(28,810)
Change in restricted cash and cash equivalents	—	22,264
Other, net	(63)	(8)
Net cash flows from investing activities	(5,883)	(9,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	12,115	5,997
Repayments of long-term debt	(5,534)	(4,120)
Payments for debt issuance costs	(83)	(283)
Issuance of equity	—	5,000
Purchase of treasury stock	(7,748)	(448)
Proceeds from exercise of stock options	111	71
Purchase of noncontrolling interest	(922)	—
Distributions to noncontrolling interest	(115)	(55)
Proceeds from termination of interest rate derivatives	—	88
Other, net	(8)	—
Net cash flows from financing activities	(2,184)	6,250

NET INCREASE IN CASH AND CASH EQUIVALENTS	629	1,160
CASH AND CASH EQUIVALENTS, beginning of period	1,535	5
CASH AND CASH EQUIVALENTS, end of period	$2,164	$1,165

CASH PAID FOR INTEREST	$2,544	$1,964
CASH PAID FOR TAXES	$38	$48

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

Also, on May 18, 2016, Legacy Charter and Advance/Newhouse Partnership (“A/N”), the former parent of Bright House Networks, LLC (“Legacy Bright House”), completed their previously announced transaction, pursuant to a definitive Contribution Agreement

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

(the “Contribution Agreement”), under which Charter acquired Legacy Bright House (the “Bright House Transaction”) for approximately $12.2 billion consisting of cash, convertible preferred units of Charter Holdings and common units of Charter Holdings. Pursuant to the Bright House Transaction, Charter became the owner of the membership interests in Legacy Bright House and the other assets primarily related to Legacy Bright House (other than certain excluded assets and liabilities and non-operating cash).

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
$60,517

The Company made measurement period adjustments to the fair value of certain assets acquired and liabilities assumed in the TWC Transaction during the six months ended June 30, 2017 upon completion of the measurement period, including a decrease to working capital of $73 million and a decrease of $28 million to deferred income tax liabilities, resulting in a net increase of $45 million to goodwill.

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

Nine Months Ended September 30, 2016
Revenues	$29,748
Net income attributable to Charter shareholders	$616
Earnings per common share attributable to Charter shareholders:
Basic	$2.28
Diluted	$2.25

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

3.    Franchises, Goodwill and Other Intangible Assets

Indefinite-lived and finite-lived intangible assets consist of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises	$67,316	$—	$67,316	$67,316	$—	$67,316
Goodwill	29,554	—	29,554	29,509	—	29,509
Trademarks	159	—	159	159	—	159
Other intangible assets	—	—	—	4	—	4
	$97,029	$—	$97,029	$96,988	$—	$96,988

Finite-lived intangible assets:
Customer relationships	$18,227	$(5,638)	$12,589	$18,226	$(3,618)	$14,608
Other intangible assets	673	(181)	492	615	(128)	487
	$18,900	$(5,819)	$13,081	$18,841	$(3,746)	$15,095

Amortization expense related to customer relationships and other intangible assets for the three and nine months ended September 30, 2017 was $664 million and $2.1 billion, respectively, and was $748 million and $1.2 billion for the three and nine months ended September 30, 2016, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows:

Three months ended December 31, 2017	$662
2018	2,470
2019	2,187
2020	1,895
2021	1,611
Thereafter	4,256
$13,081

Actual amortization expense in future periods will differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments, adoption of new accounting standards and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

4.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Accounts payable – trade	$572	$454
Deferred revenue	405	352
Accrued liabilities:
Programming costs	1,947	1,783
Labor	1,053	1,111
Capital expenditures	1,389	1,107
Interest	994	958
Taxes and regulatory fees	592	538
Property and casualty	399	394
Other	1,000	847
	$8,351	$7,544

5.    Long-Term Debt

Long-term debt consists of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
5.250% senior notes due March 15, 2021	$500	$497	$500	$496
6.625% senior notes due January 31, 2022	—	—	750	741
5.250% senior notes due September 30, 2022	1,250	1,234	1,250	1,232
5.125% senior notes due February 15, 2023	1,000	992	1,000	992
5.125% senior notes due May 1, 2023	1,150	1,142	1,150	1,141
5.750% senior notes due September 1, 2023	500	496	500	496
5.750% senior notes due January 15, 2024	1,000	992	1,000	991
5.875% senior notes due April 1, 2024	1,700	1,686	1,700	1,685
5.375% senior notes due May 1, 2025	750	745	750	744
5.750% senior notes due February 15, 2026	2,500	2,463	2,500	2,460
5.500% senior notes due May 1, 2026	1,500	1,489	1,500	1,487
5.875% senior notes due May 1, 2027	800	794	800	794
5.125% senior notes due May 1, 2027	3,250	3,215	—	—
5.000% senior notes due February 1, 2028	1,500	1,486	—	—
Charter Communications Operating, LLC:
3.579% senior notes due July 23, 2020	2,000	1,987	2,000	1,983
4.464% senior notes due July 23, 2022	3,000	2,976	3,000	2,973
4.908% senior notes due July 23, 2025	4,500	4,461	4,500	4,458
3.750% senior notes due February 15, 2028	1,000	985	—	—
4.200% senior notes due March 15, 2028	1,250	1,237	—	—
6.384% senior notes due October 23, 2035	2,000	1,981	2,000	1,980
6.484% senior notes due October 23, 2045	3,500	3,466	3,500	3,466
5.375% senior notes due May 1, 2047	2,500	2,506	—	—

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

6.834% senior notes due October 23, 2055	500	495	500	495
Credit facilities	8,768	8,681	8,916	8,814
Time Warner Cable, LLC:
5.850% senior notes due May 1, 2017	—	—	2,000	2,028
6.750% senior notes due July 1, 2018	2,000	2,068	2,000	2,135
8.750% senior notes due February 14, 2019	1,250	1,356	1,250	1,412
8.250% senior notes due April 1, 2019	2,000	2,177	2,000	2,264
5.000% senior notes due February 1, 2020	1,500	1,588	1,500	1,615
4.125% senior notes due February 15, 2021	700	732	700	739
4.000% senior notes due September 1, 2021	1,000	1,048	1,000	1,056
5.750% sterling senior notes due June 2, 2031 (a)	838	905	770	834
6.550% senior debentures due May 1, 2037	1,500	1,687	1,500	1,691
7.300% senior debentures due July 1, 2038	1,500	1,790	1,500	1,795
6.750% senior debentures due June 15, 2039	1,500	1,725	1,500	1,730
5.875% senior debentures due November 15, 2040	1,200	1,258	1,200	1,259
5.500% senior debentures due September 1, 2041	1,250	1,258	1,250	1,258
5.250% sterling senior notes due July 15, 2042 (b)	871	839	800	771
4.500% senior debentures due September 15, 2042	1,250	1,137	1,250	1,135
Time Warner Cable Enterprises LLC:
8.375% senior debentures due March 15, 2023	1,000	1,243	1,000	1,273
8.375% senior debentures due July 15, 2033	1,000	1,315	1,000	1,324
Total debt	66,777	68,132	60,036	61,747
Less current portion:
5.850% senior notes due May 1, 2017	—	—	(2,000)	(2,028)
6.750% senior notes due July 1, 2018	(2,000)	(2,068)	—	—
Long-term debt	$64,777	$66,064	$58,036	$59,719

(a)	Principal amount includes £625 million valued at $838 million and $770 million as of September 30, 2017 and December 31, 2016, respectively, using the exchange rate at the respective dates.

(b)	Principal amount includes £650 million valued at $871 million and $800 million as of September 30, 2017 and December 31, 2016, respectively, using the exchange rate at the respective dates.

The accreted values presented in the table above represent the principal amount of the debt less the original issue discount at the time of sale, deferred financing costs, and, in regards to the Legacy TWC debt assumed, fair value premium adjustments as a result of applying acquisition accounting plus the accretion of those amounts to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. In regards to the fixed-rate British pound sterling denominated notes (the “Sterling Notes”), the principal amount of the debt and any premium or discount into US dollars is remeasured as of each balance sheet date. See Note 8. The Company has availability under the Charter Operating credit facilities of approximately $2.9 billion as of September 30, 2017.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

In February 2017, CCO Holdings and CCO Holdings Capital jointly issued $1.0 billion aggregate principal amount of 5.125% senior notes due May 1, 2027. The net proceeds were used to redeem CCO Holdings’ 6.625% senior notes due 2022, pay related fees and expenses and for general corporate purposes. The Company recorded a loss on extinguishment of debt of $33 million for the nine months ended September 30, 2017 related to these transactions.

In March 2017, CCO Holdings and CCO Holdings Capital jointly issued an additional $1.0 billion aggregate principal amount of 5.125% senior notes due May 1, 2027 at a price of 99.0% of the aggregate principal amount. The net proceeds, as well as cash on hand, were used in April 2017 to redeem Time Warner Cable, LLC's 5.850% senior notes due 2017, pay related fees and expenses and for general corporate purposes. The Company recorded a loss on extinguishment of debt of $1 million for the nine months ended September 30, 2017 related to these transactions.

In April 2017, CCO Holdings and CCO Holdings Capital jointly issued an additional $1.25 billion aggregate principal amount of 5.125% senior notes due May 1, 2027 at a price of 100.5% of the aggregate principal amount. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including to fund buybacks of Charter Class A common stock or Charter Holdings common units.

In August 2017, CCO Holdings and CCO Holdings Capital jointly issued $1.5 billion aggregate principal amount of 5.000% senior notes due February 1, 2028. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including to fund buybacks of Charter Class A common stock or Charter Holdings common units.

In October 2017, CCO Holdings and CCO Holdings Capital jointly issued $500 million aggregate principal amount of 4.000% senior notes due March 1, 2023 (the "2023 Notes") and an additional $1.0 billion aggregate principal amount of 5.000% senior notes due February 1, 2028 at a price of 98.5% of the aggregate principal amount (together with the notes issued in February, March, April and October 2017 described above, the "Notes"). The net proceeds were used to pay related fees and expenses and for general corporate purposes, including to fund buybacks of Charter Class A common stock or Charter Holdings common units.

The Notes are senior debt obligations of CCO Holdings and CCO Holdings Capital and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital. They are structurally subordinated to all obligations of subsidiaries of CCO Holdings.

CCO Holdings may redeem some or all of the Notes at any time at a premium. Beginning in 2025 (2021 for 2023 Notes), the optional redemption price declines to 100% of the principal amount, plus accrued and unpaid interest, if any.

In addition, at any time prior to varying dates in 2020 (2019 for the 2023 Notes), CCO Holdings may redeem up to 40% of the aggregate principal amount of the Notes at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met. In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding Notes from the holders at a purchase price equal to 101% of the total principal amount of the Notes, plus any accrued and unpaid interest.

Charter Operating

In January 2017, Charter Operating entered into an amendment to its Amended and Restated Credit Agreement dated May 18, 2016 (the “Credit Agreement”) decreasing the applicable LIBOR margin on both the term loan E and term loan F to 2.00% and eliminating the LIBOR floor. The Company recorded a loss on extinguishment of debt of $1 million for the nine months ended September 30, 2017 related to these transactions.

In April 2017, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.25 billion aggregate principal amount of 5.375% senior secured notes due May 1, 2047 at a price of 99.968% of the aggregate principal amount. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including to fund buybacks of Charter Class A common stock or Charter Holdings common units.

In July 2017, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.0 billion aggregate principal amount of 3.750% senior notes due February 15, 2028 at a price of 99.166% of the aggregate principal amount and an additional $500 million aggregate principal amount of 5.375% senior secured notes due May 1, 2047 at a price of 106.529% of the aggregate

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

principal amount. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including to fund buybacks of Charter Class A common stock or Charter Holdings common units.

In September 2017, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.25 billion aggregate principal amount of 4.200% senior notes due March 15, 2028 at a price of 99.757% of the aggregate principal amount and an additional $750 million aggregate principal amount of 5.375% senior secured notes due May 1, 2047 at a price of 98.969% of the aggregate principal amount (collectively together with the notes issued in April and July 2017 described above, the "Charter Operating Notes"). The net proceeds were used to pay related fees and expenses and for general corporate purposes, including to fund buybacks of Charter Class A common stock or Charter Holdings common units.

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

6.    Common Stock

The following represents the Company's purchase of Charter Class A common stock and the effect on the consolidated statements of cash flows during the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Shares	$	Shares	$	Shares	$	Shares	$
Share buybacks	9,521,958	$3,513	1,050,033	$281	21,940,797	$7,611	1,050,033	$281
Income tax withholding	32,283	12	274,545	68	424,148	137	727,616	167
Exercise cost	1,433		28,397		41,978		47,190
	9,555,674	$3,525	1,352,975	$349	22,406,923	$7,748	1,824,839	$448

As of September 30, 2017, Charter had remaining board authority to purchase an additional $5.2 billion of Charter’s Class A common stock without taking into account shares or units that may be purchased from A/N. See Note 14. The Company also withholds shares of its Class A common stock in payment of income tax withholding owed by employees upon vesting of equity awards as well as exercise costs owed by employees upon exercise of stock options.

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

Net income (loss) of Charter Holdings attributable to A/N’s common noncontrolling interest for financial reporting purposes is based on the effective common ownership interest of approximately 10%, and was $6 million and $42 million for the three and nine months ended September 30, 2017, respectively, and $24 million and $53 million for the three and nine months ended September 30, 2016, respectively. Net income (loss) of Charter Holdings attributable to the preferred noncontrolling interest for financial reporting purposes is based on the preferred dividend which was $37 million and $112 million for the three and nine months ended September 30, 2017, respectively, and $37 million and $55 million for the three and nine months ended September 30, 2016, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Pursuant to the Letter Agreement (see Note 14), Charter Holdings purchased from A/N 1.4 million Charter Holdings common units at an average price per unit of $355.83, or $493 million during the three months ended September 30, 2017, and 2.7 million Charter Holdings common units at an average price per unit of $341.49, or $922 million during the nine months ended September 30, 2017. The common units purchased during the nine months ended September 30, 2017 are reflected as a reduction in noncontrolling interest based on net carrying value of approximately $582 million with the remaining $340 million recorded as reduction of additional paid-in-capital, net of $131 million of deferred income taxes. As of September 30, 2017, A/N held 25.7 million Charter Holdings common units in addition to shares of Charter Class A common stock.

Noncontrolling interest and additional paid-in-capital were also adjusted during the nine months ended September 30, 2017 due to the changes in Charter Holdings' ownership. These adjustments resulted in a decrease to noncontrolling interest of approximately $336 million and a corresponding increase to additional paid-in-capital of $336 million, net of $128 million of deferred income taxes, for the nine months ended September 30, 2017.

8.     Accounting for Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage interest rate risk on variable debt and foreign exchange risk on the Sterling Notes, and does not hold or issue derivative instruments for speculative trading purposes.

Interest rate derivative instruments are used to manage interest costs and to reduce the Company’s exposure to increases in floating interest rates. The Company manages its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt. Using interest rate derivative instruments, the Company agrees to exchange, at specified intervals through 2017, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts. As of September 30, 2017 and December 31, 2016, the Company had $850 million in notional amounts of interest rate derivative instruments outstanding. The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

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

The effect of derivative instruments on the consolidated balance sheets is presented in the table below:

	September 30, 2017	December 31, 2016
Interest Rate Derivatives
Accrued interest	$1	$5
Accumulated other comprehensive loss	$(1)	$(5)

Cross-Currency Derivatives
Other long-term liabilities	$125	$251

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The effect of financial instruments on the consolidated statements of operations is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gain (loss) on Financial Instruments, Net:
Change in fair value of interest rate derivative instruments	$—	$7	$4	$5
Change in fair value of cross-currency derivative instruments	68	17	126	(168)
Foreign currency remeasurement of Sterling Notes to U.S. dollars	(50)	49	(141)	196
Loss on termination of interest rate derivative instruments	—	—	—	(11)
Loss reclassified from accumulated other comprehensive loss due to discontinuance of hedge accounting	(1)	(2)	(4)	(6)
	$17	$71	$(15)	$16

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of September 30, 2017 and December 31, 2016 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

A portion of the Company’s cash and cash equivalents as of September 30, 2017 and December 31, 2016 were invested in money market funds. The money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange which approximates fair value. The money market funds potentially subject the Company to concentration of credit risk. The amount invested within any one financial instrument did not exceed $500 million and $250 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

Interest rate derivative instruments are valued using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s and counterparties’ credit risk). The weighted average pay rate for the Company’s currently effective interest rate derivative instruments was 1.59% at September 30, 2017 and December 31, 2016 (exclusive of applicable spreads). The cross-currency derivative instruments are valued using a present value calculation based on expected forward interest and exchange rates (adjusted for Charter Operating’s and counterparties’ credit risk).

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Financial instruments accounted for at fair value on a recurring basis are presented in the table below.

	September 30, 2017		December 31, 2016
	Level 1	Level 2	Level 1	Level 2
Assets
Money market funds	$1,502	$—	$1,205	$—

Liabilities
Interest rate derivative instruments	$—	$1	$—	$5
Cross-currency derivative instruments	$—	$125	$—	$251

A summary of the carrying value and fair value of debt as of September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes and debentures	$59,451	$62,657	$52,933	$55,203
Credit facilities	$8,681	$8,788	$8,814	$8,943

The estimated fair value of the Company’s senior notes and debentures as of September 30, 2017 and December 31, 2016 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as equity-method investments, franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No material impairments were recorded during the three and nine months ended September 30, 2017 and 2016. Upon closing of the Transactions, all of Legacy TWC and Legacy Bright House nonfinancial assets and liabilities were recorded at fair values. See Note 2.

10.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Programming	$2,699	$2,404	$7,952	$4,648
Regulatory, connectivity and produced content	523	515	1,553	944
Costs to service customers	1,943	2,016	5,798	3,663
Marketing	629	596	1,812	1,143
Transition costs	23	32	104	78
Other	886	919	2,638	1,681
	$6,703	$6,482	$19,857	$12,157

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

11.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Merger and restructuring costs	$67	$205	$293	$775
Special charges, net	80	4	86	10
Gain on sale of assets, net	(2)	(2)	(5)	(9)
	$145	$207	$374	$776

Merger and restructuring costs

Merger and restructuring costs represent costs incurred in connection with merger and acquisition transactions and related restructuring, such as advisory, legal and accounting fees, employee retention costs, employee termination costs related to the Transactions and other exit costs. The Company expects to incur additional merger and restructuring costs in connection with the Transactions. Changes in accruals for merger and restructuring costs from December 31, 2016 through September 30, 2017 are presented below:

	Employee Retention Costs	Employee Termination Costs	Transaction and Advisory Costs	Other Costs	Total
Liability, December 31, 2015	$—	$—	$33	$—	$33
Liability assumed in the Transactions	80	9	3	—	92
Costs incurred	26	337	318	41	722
Cash paid	(99)	(102)	(329)	(41)	(571)
Remaining liability, December 31, 2016	7	244	25	—	276

Costs incurred	4	186	3	57	250
Cash paid	(9)	(253)	(4)	(45)	(311)
Remaining liability, September 30, 2017	$2	$177	$24	$12	$215

In addition to the costs incurred indicated above, the Company recorded $6 million and $43 million of expense related to accelerated vesting of equity awards of terminated employees during the three and nine months ended September 30, 2017, respectively, and $57 million and $202 million during the three and nine months ended September 30, 2016, respectively.

Special charges, net

Special charges, net primarily includes employee termination costs not related to the Transactions and net amounts of litigation settlements. In 2017, special charges, net also includes an $83 million charge related to the Company's withdrawal liability from

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

a multiemployer pension plan.

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

For the three and nine months ended September 30, 2017, the Company recorded income tax expense of $26 million and $99 million, respectively. Income tax expense is generally recognized through increases in deferred tax liabilities as well as through current federal and state income tax expense. Income tax expense for the three and nine months ended September 30, 2017 was reduced by approximately $17 million and $88 million, respectively, due to the recognition of excess tax benefits resulting from share based compensation as a component of the provision for income taxes following the prospective application of Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Upon adoption of ASU 2016-09 on January 1, 2017, the Company recognized excess tax benefits of approximately $136 million in deferred tax assets that were previously not recognized in a cumulative-effect adjustment to retained earnings. See Note 19.

For the three and nine months ended September 30, 2016, the Company recorded income tax expense of $16 million and income tax benefit of $3.1 billion, respectively. The income tax benefit for the nine months ended September 30, 2016 was primarily the result of a reduction of substantially all of Legacy Charter's preexisting valuation allowance associated with its deferred tax assets of approximately $3.3 billion as certain of the deferred tax liabilities that were assumed in connection with the closing of the TWC Transaction will reverse and provide a source of future taxable income. This tax benefit was partially offset by the tax effect of permanent differences for estimated nondeductible transaction costs and noncontrolling interest expense, a decrease to the anticipated blended state rate applied to Legacy Charter deferred tax balances as a result of the Transactions, and prior to the closing of the Transactions, increases (decreases) in deferred tax liabilities related to Charter’s franchises which are characterized as indefinite-lived for book financial reporting purposes.

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

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination. The Company has recorded unrecognized tax benefits totaling approximately $171 million and $172 million, excluding interest and penalties, as of September 30, 2017 and December 31, 2016, respectively. The Company does not currently anticipate that its reserve for uncertain tax positions will significantly increase or decrease during 2017; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

No tax years for Charter, Charter Holdings, or Charter Communications Holding Company, LLC for income tax purposes, are currently under examination by the IRS. Legacy Charter’s tax years ending 2014 through 2016 remain subject to examination and assessment. Years prior to 2014 remain open solely for purposes of examination of Legacy Charter’s loss and credit carryforwards. The IRS is currently examining Legacy TWC’s income tax returns for 2011 through 2014. Legacy TWC’s tax year 2015 remains subject to examination and assessment. Prior to Legacy TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009 (the “Separation”), Legacy TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS is currently examining Time Warner’s 2008 through 2010 income tax returns. Time Warner’s income tax returns for 2005 to 2007, which are periods prior to the Separation, were settled with the exception of an immaterial item that has been referred to the IRS Appeals Division. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations during the three and nine months ended September 30, 2017, nor does the Company anticipate a material impact in the future.

13.    Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to Charter shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the impact of potentially dilutive securities using the treasury stock and if-converted methods and is based on the weighted average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock, restricted stock units, equity awards with market conditions and Charter Holdings convertible preferred units and common units. Charter Holdings common and convertible preferred units were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2017 and for the three months ended September 30, 2016 as their effect was antidilutive. The following is the computation of diluted earnings per common share for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Charter shareholders	$48	$189	$342	$3,068
Effect of dilutive securities:
Charter Holdings common units	—	—	—	53
Charter Holdings convertible preferred units	—	—	—	55
Net income attributable to Charter shareholders after assumed conversions	$48	$189	$342	$3,176

Denominator:
Weighted average common shares outstanding, basic	253,923,805	271,263,259	262,074,603	185,706,106
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans	4,418,046	4,109,943	4,288,999	2,736,562
Weighted average Charter Holdings common units	—	—	—	15,384,794
Weighted average Charter Holdings convertible preferred units	—	—	—	4,632,686
Weighted average common shares outstanding, diluted	258,341,851	275,373,202	266,363,602	208,460,148

Basic earnings per common share attributable to Charter shareholders	$0.19	$0.70	$1.31	$16.52
Diluted earnings per common share attributable to Charter shareholders	$0.19	$0.69	$1.29	$15.23

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

The Company is aware that Dr. John Malone may be deemed to have a 37.9% voting interest in Liberty Interactive and is Chairman of the board of directors, an executive officer position, of Liberty Interactive. Liberty Interactive owns 38.2% of the common stock of HSN, Inc. (“HSN”) and has the right to elect 20% of the board members of HSN. Liberty Interactive wholly owns QVC, Inc. (“QVC”). The Company has programming relationships with HSN and QVC which pre-date the transaction with Liberty Media Corporation. For the three and nine months ended September 30, 2017, the Company recorded payments in aggregate of approximately $17 million and $50 million, respectively, and for the three and nine months ended September 30, 2016, the Company recorded payments in aggregate of approximately $18 million and $33 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company’s footprint.

Dr. Malone and Mr. Steven Miron, each a member of Charter’s board of directors, also serve on the board of directors of Discovery Communications, Inc., (“Discovery”) and the Company is aware that Dr. Malone owns 5.1% in the aggregate of the common stock of Discovery and has a 28.5% voting interest in Discovery for the election of directors. The Company is aware that Advance/Newhouse Programming Partnership (“A/N PP”), an affiliate of A/N and in which Mr. Miron is the CEO, owns 100% of the Series A preferred stock of Discovery and 100% of the Series C preferred stock of Discovery, representing approximately 34.6% of the outstanding equity of Discovery’s stock, on an as-converted basis. A/N PP has the right to appoint three directors out of a total of eleven directors to Discovery’s board to be elected by the holders of Discovery’s Series A preferred stock. In addition, Dr. Malone is a member of the board of directors of Lions Gate Entertainment Corp. ("Lions Gate", parent company of Starz, Inc.) and owns approximately 5.9% in the aggregate of the common stock of Lions Gate and has 8.1% of the voting power, pursuant to his ownership of Lions Gate Class A voting shares. The Company purchases programming from both Discovery and Lions Gate pursuant to agreements entered into prior to Dr. Malone and Mr. Miron joining Charter’s board of directors. Based on publicly available information, the Company does not believe that either Discovery or Lions Gate would currently be considered related parties. The amounts paid in the aggregate to Discovery and Lions Gate represent less than 3% of total operating costs and expenses for the three and nine months ended September 30, 2017 and 2016.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Company has agreements with certain equity-method investees pursuant to which the Company has made or received related party transaction payments. The Company recorded payments to equity-method investees totaling $62 million and $208 million during the three and nine months ended September 30, 2017, respectively, and $67 million and $108 million during the three and nine months ended September 30, 2016, respectively. The Company recorded advertising revenues from transactions with equity-method investees totaling $3 million and $8 million during the three and nine months ended September 30, 2017, respectively, and $3 million and $4 million during the three and nine months ended September 30, 2016, respectively.

15.     Contingencies

In August 2015, a purported stockholder of Charter, Matthew Sciabacucchi, filed a lawsuit in the Delaware Court of Chancery, on behalf of a putative class of Charter stockholders, challenging the transactions between Charter, TWC, A/N, and Liberty Broadband announced by Charter on May 26, 2015. The lawsuit names as defendants Liberty Broadband, Legacy Charter, the board of directors of Charter, and Charter. Plaintiff alleged that the Liberty Transactions improperly benefit Liberty Broadband at the expense of other Charter shareholders, and that Charter issued a false and misleading proxy statement in connection with the Transactions and the Liberty Transactions.  Plaintiff requested, among other things, that the Delaware Court of Chancery enjoin the September 21, 2015 special meeting of Charter stockholders at which Charter stockholders were asked to vote on the Transactions and the Liberty Transactions until the defendants disclosed certain information relating to Charter, the Transactions and the Liberty Transactions. The disclosures demanded by the plaintiff included (i) certain unlevered free cash flow projections for Charter and (ii) a Form of Proxy and Right of First Refusal Agreement (“Proxy”) by and among Liberty Broadband, A/N, Legacy Charter and Charter, which was referenced in the description of the Second Amended and Restated Stockholders Agreement, dated May 23, 2015, among Legacy Charter, Charter, Liberty Broadband and A/N. On September 9, 2015, Charter issued supplemental disclosures containing unlevered free cash flow projections for Charter. In return, the plaintiff agreed its disclosure claims were moot and withdrew its application to enjoin the Charter stockholder vote on the Transactions and the Liberty Transactions. Charter filed a motion to dismiss this litigation and on May 31, 2017, the court issued an opinion, concluding a number of issues but reserving ruling on Charter’s motion until further briefing can be done regarding whether plaintiff’s claims are direct or derivative. The parties are presently providing the additional briefing that the court seeks. Charter denies any liability, believes that it has substantial defenses, and intends to vigorously defend this suit. Although Charter is unable to predict the outcome of this lawsuit, it does not expect the outcome will have a material effect on its operations, financial condition or cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	20,900	275,400	1,167,100	5,980,800
Restricted stock	—	400	9,500	10,400
Restricted stock units	5,100	39,300	283,000	890,700

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

As of September 30, 2017, total unrecognized compensation remaining to be recognized in future periods totaled $242 million for stock options, $2 million for restricted stock and $209 million for restricted stock units and the weighted average period over which they are expected to be recognized is three years for stock options, one year for restricted stock and two years for restricted stock units.

The Company recorded $64 million and $198 million of stock compensation expense for the three and nine months ended September 30, 2017, respectively and $81 million and $168 million for the three and nine months ended September 30, 2016, respectively, which is included in operating costs and expenses. The Company also recorded $6 million and $43 million of expense for the three and nine months ended September 30, 2017, respectively, and $57 million and $202 million for the three and nine months ended September 30, 2016, respectively, related to accelerated vesting of equity awards of terminated employees which is recorded in merger and restructuring costs.

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

The components of net periodic pension cost (benefit) for the three and nine months ended September 30, 2017 and 2016 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$—	$51	$—	$86
Interest cost	33	34	101	55
Expected return on plan assets	(46)	(47)	(140)	(70)
Pension curtailment gain	—	—	—	(675)
Remeasurement loss, net	30	—	30	157
Net periodic pension cost (benefit)	$17	$38	$(9)	$(447)

The service cost component of net periodic pension cost (benefit) is recorded in operating costs and expenses in the consolidated statements of operations while the remaining components are recorded in other pension benefits (costs). During the three and nine months ended September 30, 2017, settlements for lump-sum distributions to qualified and nonqualified pension plan participants exceeded the estimated annual interest cost of the plans. As a result, the pension liability and pension asset values were reassessed as of September 30, 2017 utilizing remeasurement date assumptions in accordance with the Company's mark-to-market pension accounting policy to record gains and losses in the period in which a remeasurement event occurs. The $30 million remeasurement loss recorded during the three and nine months ended September 30, 2017 was primarily driven by the adoption of the revised lump sum conversion mortality tables published by the Internal Revenue Service effective January 1, 2018, and the effects of a decrease of the discount rate from 4.20% at December 31, 2016 to 3.88% at September 30, 2017. The effects of these changes were partially offset by a gain to record pension assets to fair value at September 30, 2017. The expected long-term rate of return on plan assets remains at 6.50%.

The $675 million pension curtailment gain and $157 million net remeasurement loss recognized during the nine months ended September 30, 2016 resulted from an amendment to the plans made subsequent to the TWC Transaction. During the second quarter of 2016, the Company amended the pension plans to freeze future benefit accruals to current active plan participants, driving the recognition of the pension curtailment gain, as no future compensation increases or future service will be credited to participants of the pension plans. Upon announcement and approval of the plan amendment, the assumptions underlying the pension liability and pension asset values were reassessed utilizing remeasurement date assumptions, resulting in the net remeasurement loss.

The Company made no cash contributions to the qualified pension plans during the three and nine months ended September 30, 2017 and 2016; however, the Company may make discretionary cash contributions to the qualified pension plans in the future. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified unfunded pension plan, the Company will continue to make contributions during 2017 to the extent benefits are paid.

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

The “Safari Escrow Entities” column included in the condensed consolidating financial statements for the nine months ended September 30, 2016 consists of CCOH Safari, CCO Safari II and CCO Safari III. CCOH Safari, CCO Safari II and CCO Safari III issued the CCOH Safari notes, CCO Safari II notes and the CCO Safari III credit facilities, respectively. Upon closing of the TWC Transaction, the CCOH Safari notes became obligations of CCO Holdings and CCO Holdings Capital and the CCO Safari II notes and CCO Safari III credit facilities became obligations of Charter Operating and Charter Communications Operating Capital Corp. CCOH Safari merged into CCO Holdings and CCO Safari II and CCO Safari III merged into Charter Operating.

Condensed consolidating financial statements as of September 30, 2017 and December 31, 2016 and for the nine months ended September 30, 2017 and 2016 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of September 30, 2017

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$190	$—	$1,974	$—	$2,164
Accounts receivable, net	46	33	—	1,573	—	1,652
Receivables from related party	20	616	51	—	(687)	—
Prepaid expenses and other current assets	—	41	—	275	—	316
Total current assets	66	880	51	3,822	(687)	4,132

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	234	—	33,066	—	33,300
Customer relationships, net	—	—	—	12,589	—	12,589
Franchises	—	—	—	67,316	—	67,316
Goodwill	—	—	—	29,554	—	29,554
Total investment in cable properties, net	—	234	—	142,525	—	142,759

INVESTMENT IN SUBSIDIARIES	59,684	68,003	85,011	—	(212,698)	—
LOANS RECEIVABLE – RELATED PARTY	163	655	511	—	(1,329)	—
OTHER NONCURRENT ASSETS	—	222	—	1,115	—	1,337

Total assets	$59,913	$69,994	$85,573	$147,462	$(214,714)	$148,228

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$13	$835	$339	$7,164	$—	$8,351
Payables to related party	—	—	—	687	(687)	—
Current portion of long-term debt	—	—	—	2,068	—	2,068
Total current liabilities	13	835	339	9,919	(687)	10,419

LONG-TERM DEBT	—	—	17,231	48,833	—	66,064
LOANS PAYABLE – RELATED PARTY	—	—	—	1,329	(1,329)	—
DEFERRED INCOME TAXES	26,514	23	—	39	—	26,576
OTHER LONG-TERM LIABILITIES	157	127	—	2,307	—	2,591

SHAREHOLDERS’/MEMBER’S EQUITY
Controlling interest	33,229	59,684	68,003	85,011	(212,698)	33,229
Noncontrolling interests	—	9,325	—	24	—	9,349
Total shareholders’/member’s equity	33,229	69,009	68,003	85,035	(212,698)	42,578

Total liabilities and shareholders’/member’s equity	$59,913	$69,994	$85,573	$147,462	$(214,714)	$148,228

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2017

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
REVENUES	$79	$897	$—	$30,979	$(976)	$30,979

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	79	883	—	19,871	(976)	19,857
Depreciation and amortization	—	7	—	7,839	—	7,846
Other operating expenses, net	—	—	—	374	—	374
	79	890	—	28,084	(976)	28,077
Income from operations	—	7	—	2,895	—	2,902

OTHER INCOME (EXPENSES):
Interest income (expense), net	4	14	(631)	(1,637)	—	(2,250)
Loss on extinguishment of debt	—	—	(33)	(2)	—	(35)
Loss on financial instruments, net	—	—	—	(15)	—	(15)
Other pension benefits	—	—	—	9	—	9
Other expense, net	—	(12)	—	(2)	—	(14)
Equity in income of subsidiaries	390	548	1,212	—	(2,150)	—
	394	550	548	(1,647)	(2,150)	(2,305)

Income before income taxes	394	557	548	1,248	(2,150)	597
INCOME TAX EXPENSE	(52)	(12)	—	(35)	—	(99)
Consolidated net income	342	545	548	1,213	(2,150)	498
Less: Net income attributable to noncontrolling interests	—	(155)	—	(1)	—	(156)
Net income	$342	$390	$548	$1,212	$(2,150)	$342

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2016

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
REVENUES	$231	$797	$—	$—	$18,728	$(1,028)	$18,728

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	231	781	—	—	12,173	(1,028)	12,157
Depreciation and amortization	—	3	—	—	4,409	—	4,412
Other operating expenses, net	262	1	—	—	513	—	776
	493	785	—	—	17,095	(1,028)	17,345
Income (loss) from operations	(262)	12	—	—	1,633	—	1,383

OTHER INCOME (EXPENSES):
Interest income (expense), net	—	10	(390)	(539)	(852)	—	(1,771)
Loss on extinguishment of debt	—	—	—	(110)	—	—	(110)
Gain on financial instruments, net	—	—	—	—	16	—	16
Other pension benefits	—	—	—	—	533	—	533
Other expense, net	—	(8)	—	—	(2)	—	(10)
Equity in income (loss) of subsidiaries	188	288	—	1,327	—	(1,803)	—
	188	290	(390)	678	(305)	(1,803)	(1,342)

Income (loss) before income taxes	(74)	302	(390)	678	1,328	(1,803)	41
INCOME TAX BENEFIT (EXPENSE)	3,142	(7)	—	—	—	—	3,135
Consolidated net income (loss)	3,068	295	(390)	678	1,328	(1,803)	3,176
Less: Net income attributable to noncontrolling interests	—	(107)	—	—	(1)	—	(108)
Net income (loss)	$3,068	$188	$(390)	$678	$1,327	$(1,803)	$3,068

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2017

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
Consolidated net income	$342	$545	$548	$1,213	$(2,150)	$498
Net impact of interest rate derivative instruments	4	4	4	4	(12)	4
Foreign currency translation adjustment	1	1	1	1	(3)	1
Consolidated comprehensive income	347	550	553	1,218	(2,165)	503
Less: Comprehensive income attributable to noncontrolling interests	—	(155)	—	(1)	—	(156)
Comprehensive income	$347	$395	$553	$1,217	$(2,165)	$347

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2016

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
Consolidated net income (loss)	$3,068	$295	$(390)	$678	$1,328	$(1,803)	$3,176
Net impact of interest rate derivative instruments	6	6	—	6	6	(18)	6
Foreign currency translation adjustment	(1)	(1)	—	(1)	(1)	3	(1)
Consolidated comprehensive income (loss)	$3,073	$300	$(390)	$683	$1,333	$(1,818)	$3,181
Less: Comprehensive income attributable to noncontrolling interests	—	(107)	—	—	(1)	—	(108)
Comprehensive income (loss)	$3,073	$193	$(390)	$683	$1,332	$(1,818)	$3,073

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2017

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$95	$80	$(504)	$9,025	$—	$8,696

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(6,096)	—	(6,096)
Change in accrued expenses related to capital expenditures	—	—	—	276	—	276
Contributions to subsidiaries	(111)	—	(693)	—	804	—
Distributions from subsidiaries	7,759	8,641	5,912	—	(22,312)	—
Other, net	—	—	—	(63)	—	(63)
Net cash flows from investing activities	7,648	8,641	5,219	(5,883)	(21,508)	(5,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	4,747	7,368	—	12,115
Repayments of long-term debt	—	—	(775)	(4,759)	—	(5,534)
Borrowings (repayments) loans payable - related parties	(163)	—	—	163	—	—
Payments for debt issuance costs	—	—	(46)	(37)	—	(83)
Purchase of treasury stock	(7,748)	—	—	—	—	(7,748)
Proceeds from exercise of stock options	111	—	—	—	—	111
Purchase of noncontrolling interest	—	(922)	—	—	—	(922)
Distributions to noncontrolling interest	—	(115)	—	—	—	(115)
Contributions from parent	—	111	—	693	(804)	—
Distributions to parent	—	(7,759)	(8,641)	(5,912)	22,312	—
Other, net	—	—	—	(8)	—	(8)
Net cash flows from financing activities	(7,800)	(8,685)	(4,715)	(2,492)	21,508	(2,184)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57)	36	—	650	—	629
CASH AND CASH EQUIVALENTS, beginning of period	57	154	—	1,324	—	1,535

CASH AND CASH EQUIVALENTS, end of period	$—	$190	$—	$1,974	$—	$2,164

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2016

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(233)	$(27)	$(463)	$(533)	$6,071	$—	$4,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(3,437)	—	(3,437)
Change in accrued expenses related to capital expenditures	—	—	—	—	86	—	86
Purchases of cable systems, net of cash acquired	(26,781)	(2,022)	—	—	(7)	—	(28,810)
Contribution to subsidiary	(996)	(478)	—	(437)	—	1,911	—
Distributions from subsidiaries	23,417	25,437	—	3,455	—	(52,309)	—
Change in restricted cash and cash equivalents	—	—	22,264	—	—	—	22,264
Other, net	—	—	—	—	(8)	—	(8)
Net cash flows from investing activities	(4,360)	22,937	22,264	3,018	(3,366)	(50,398)	(9,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	3,201	2,796	—	5,997
Repayments of long-term debt	—	—	—	(2,937)	(1,183)	—	(4,120)
Borrowings (payments) loans payable - related parties	—	(300)	553	(71)	(182)	—	—
Payments for debt issuance costs	—	—	—	(73)	(210)	—	(283)
Issuance of equity	5,000	—	—	—	—	—	5,000
Purchase of treasury stock	(448)	—	—	—	—	—	(448)
Proceeds from exercise of stock options	71	—	—	—	—	—	71
Distributions to noncontrolling interest	—	(55)	—	—	—	—	(55)
Proceeds from termination of interest rate derivatives	—	—	—	—	88	—	88
Contributions from parent	—	996	—	478	437	(1,911)	—
Distributions to parent	—	(23,417)	(22,353)	(3,084)	(3,455)	52,309	—
Other, net	—	5	(1)	1	(5)	—	—
Net cash flows from financing activities	4,623	(22,771)	(21,801)	(2,485)	(1,714)	50,398	6,250

NET INCREASE IN CASH AND CASH EQUIVALENTS	30	139	—	—	991	—	1,160
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—	—	5	—	5

CASH AND CASH EQUIVALENTS, end of period	$30	$139	$—	$—	$996	$—	$1,165

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"), which requires employers to report the service cost component of net periodic pension cost in the same line item as other compensation costs arising from services rendered during the period. The standard also requires the other components of net periodic cost be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. ASU 2017-07 will be effective for annual periods beginning after December 15, 2017, and early adoption is permitted. The new standard requires retrospective application and allows a practical expedient that permits an employer to use the amounts disclosed in its pension plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation. The Company early adopted ASU 2017-07 on January 1, 2017 and utilized the practical expedient to estimate the impact on the prior comparative period information presented in interim and annual financial statements. The Company previously recorded service cost with other compensation costs in operating costs and expenses in the consolidated statements of operations, and recorded other pension benefits (costs), in other operating expenses, net. Adoption of the standard results in the reclassification of other pension benefits (costs) to other expenses, net (non-operating). Adopting the standard will reduce 2016 income from operations presented for comparative purposes in the 2017 annual financial statements by $899 million with a corresponding decrease to other expenses of $899 million, with no impact to net income. For the three and nine months ended September 30, 2016, the adoption of the standard resulted in reductions of income from operations by $13 million and $533 million, respectively, with corresponding decreases to other expenses, with no impact to net income. ASU 2017-07 does not impact the consolidated balance sheets or statements of cash flows.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied. ASU 2014-09 will be effective for interim and annual periods beginning after December 15, 2017 (January 1, 2018 for the Company).  The Company has substantially completed the review of its revenue arrangements and does not currently expect that the adoption of the new standard will have a material impact on the Company’s financial position or results of operations. However, the adoption is anticipated to result in the deferral of residential installation revenues and enterprise commission expenses over a period of time instead of recognized immediately. The adoption is also anticipated to result in the reclassification to operating costs and expenses the amortization of up-front fees paid to market and serve customers who reside in residential multiple dwelling units (“MDUs”) instead of amortized as an intangible to depreciation and amortization expense. The new standard also requires additional disclosures regarding the nature, timing and uncertainty of the Company’s

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

revenue transactions. The Company intends to adopt the provisions of the guidance using a cumulative effect adjustment as of the January 1, 2018 adoption date.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter”) is the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to approximately 27.0 million residential and business customers at September 30, 2017. In addition, we sell video and online advertising inventory to local, regional and national advertising customers and fiber-delivered communications and managed information technology ("IT") solutions to larger enterprise customers. We also own and operate regional sports networks and local sports, news and community channels and sell security and home management services to the residential marketplace.

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

Also, on May 18, 2016, Legacy Charter and Advance/Newhouse Partnership (“A/N”), the former parent of Bright House Networks, LLC (“Legacy Bright House”), completed their previously announced transaction, pursuant to a definitive Contribution Agreement (the “Contribution Agreement”), under which Charter acquired Legacy Bright House (the “Bright House Transaction”). Pursuant to the Bright House Transaction, Charter became the owner of the membership interests in Legacy Bright House and the other assets primarily related to Legacy Bright House (other than certain excluded assets and liabilities and non-operating cash).

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

Comcast Wireless Cooperation Agreement

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

In September 2016, we began launching SPP to Legacy TWC and Legacy Bright House markets and as of September 30, 2017, we offer SPP in all Legacy TWC and Legacy Bright House markets. In the second half of 2017, we began converting the remaining Legacy TWC and Legacy Bright House analog markets to an all-digital platform. The bulk of this all-digital initiative will take place in 2018. Our corporate organization, as well as our marketing, sales and product development departments, are now centralized. Field operations are managed through eleven regional areas, each designed to represent a combination of designated marketing areas and managed with largely the same set of field employees that were with the three legacy companies prior to completion of the Transactions. Over a multi-year period, Legacy TWC and Legacy Bright House customer care centers will migrate to Legacy Charter's model of using segmented, virtualized, U.S.-based in-house call centers. We are focused on deploying superior products and service with minimal service disruptions as we integrate our information technology and network operations. We expect customer and financial results to trend similarly to Legacy Charter following the implementation of Legacy Charter's operating strategies across the Legacy TWC and Legacy Bright House markets. As a result of implementing our operating strategy across Legacy TWC and Legacy Bright House, we cannot be certain that we will be able to grow revenues or maintain our margins at recent historical rates.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	Actual
Revenues	$10,458	$10,037	4.2%	$30,979	$18,728	65.4%
Adjusted EBITDA	$3,819	$3,636	5.0%	$11,320	$6,739	68.0%
Income from operations	$909	$911	(0.2)%	$2,902	$1,383	109.8%

	Nine Months Ended September 30,
	2017	2016
	Actual	Pro forma	% Change
Revenues	$30,979	$29,748	4.1%
Adjusted EBITDA	$11,320	$10,611	6.7%
Income from operations	$2,902	$2,813	3.2%

Adjusted EBITDA is defined as consolidated net income plus net interest expense, income taxes, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, (gain) loss on financial instruments, net, other pension (benefits) costs, other (income) expense, net and other operating (income) expenses, such as merger and restructuring costs, special charges and gain (loss) on sale or retirement of assets. See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.

Growth in total revenue and Adjusted EBITDA for the three months ended September 30, 2017 compared to the corresponding prior period was primarily due to growth in our Internet and commercial businesses, and growth for the nine months ended September 30, 2017 compared to the corresponding prior period was primarily due to the Transactions. On a pro forma basis for the nine months ended September 30, 2017, assuming the Transactions occurred as of January 1, 2015, total revenue growth was primarily due to growth in our Internet and commercial businesses offset by an early contract termination benefit at Legacy TWC and Legacy Bright House in 2016 and lower advertising sales revenue due to a decrease in political and local advertising. In addition to the items noted above, Adjusted EBITDA growth on a pro forma basis was affected by increases in programming costs and transition costs offset by decreases in costs to service customers and other operating expenses. Income from operations on a pro forma basis was additionally affected by an increase in depreciation and amortization offset by a decrease in merger and restructuring costs.

On a pro forma basis, income from operations for the nine months ended September 30, 2016 has been reduced from what was previously reported by $549 million to reflect the adoption of Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). For more information, see Note 19 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

We incurred the following transition costs in connection with the Transactions (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses	$23	$32	$104	$78
Other operating expenses	$67	$205	$293	$775
Interest expense	$—	$—	$—	$390
Capital expenditures	$125	$109	$287	$273

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

All customer statistics as of September 30, 2017 include the operations of Legacy TWC, Legacy Bright House and Legacy Charter, each of which is based on individual legacy company reporting methodology. These methodologies differ and their differences may be material. Statistical reporting will be conformed over time to a single reporting methodology. The following table summarizes our customer statistics for video, Internet and voice as of September 30, 2017 and 2016 (in thousands except per customer data and footnotes).

	Approximate as of
	September 30,
	2017 (a)	2016 (a)(b)
Customer Relationships (c)
Residential	25,470	24,551
Small and Medium Business	1,523	1,367
Total Customer Relationships	26,993	25,918

Residential Primary Service Units (“PSU”)
Video	16,542	16,887
Internet	22,282	21,017
Voice	10,405	10,288
	49,229	48,192

Monthly Residential Revenue per Residential Customer (d)	$110.12	$109.70

Small and Medium Business PSUs
Video	440	388
Internet	1,321	1,185
Voice	881	751
	2,642	2,324

Monthly Small and Medium Business Revenue per Customer (e)	$206.64	$214.53

Enterprise PSUs (f)	108	93

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of September 30, 2017 and 2016, customers include approximately 218,300 and 200,900 customers, respectively, whose accounts were over 60 days past due, approximately 20,300 and 15,200 customers, respectively, whose accounts were over 90 days past due, and approximately 12,000 and 8,900 customers, respectively, whose accounts were over 120 days past due.

(b)
In the second quarter of 2017, we conformed the seasonal customer program in the Legacy Bright House footprint to our program. Prior to the plan change, Legacy Bright House customers enrolling in the seasonal plan were charged a one-time fee and counted as customer disconnects, and as new connects, when moving off the seasonal plan. Under our seasonal plan, residential customers pay a reduced monthly fee while the seasonal plan is active and remain reported as customers. Excluding the impact of net customer disconnect activity related to the previous seasonal plan, Legacy Bright House residential customer relationships, video, Internet and voice PSUs at September 30, 2016 would have been higher by approximately 54,000, 48,000, 66,000 and 45,000 respectively.

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

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$10,458	$10,037	$30,979	$18,728

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	6,703	6,482	19,857	12,157
Depreciation and amortization	2,701	2,437	7,846	4,412
Other operating expenses, net	145	207	374	776
	9,549	9,126	28,077	17,345
Income from operations	909	911	2,902	1,383

Other Expenses:
Interest expense, net	(788)	(724)	(2,250)	(1,771)
Loss on extinguishment of debt	—	—	(35)	(110)
Gain (loss) on financial instruments, net	17	71	(15)	16
Other pension benefits (costs)	(17)	13	9	533
Other expense, net	(3)	(5)	(14)	(10)
	(791)	(645)	(2,305)	(1,342)

Income before income taxes	118	266	597	41
Income tax benefit (expense)	(26)	(16)	(99)	3,135
Consolidated net income	92	250	498	3,176
Less: Net income attributable to noncontrolling interests	(44)	(61)	(156)	(108)

Net income attributable to Charter shareholders	$48	$189	$342	$3,068

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$0.19	$0.70	$1.31	$16.52
Diluted	$0.19	$0.69	$1.29	$15.23

Weighted average common shares outstanding, basic	253,923,805	271,263,259	262,074,603	185,706,106
Weighted average common shares outstanding, diluted	258,341,851	275,373,202	266,363,602	208,460,148

Revenues. Total revenues grew $421 million and $12.3 billion for the three and nine months ended September 30, 2017 compared to the corresponding periods in 2016, respectively, primarily due to increases in the number of residential Internet and commercial business customers as well as price adjustments offset by a decrease in basic video customers and advertising sales, and in the nine month period due to the Transactions which increased total revenues by approximately $11.4 billion. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, total revenue growth was 4.1% for the nine months ended September 30, 2017 compared to the corresponding period in 2016.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	Actual
Video	$4,213	$4,094	2.9%	$12,416	$7,869	57.8%
Internet	3,556	3,206	10.9%	10,467	5,960	75.6%
Voice	611	728	(16.1)%	1,955	1,286	51.9%
Residential revenue	8,380	8,028	4.4%	24,838	15,115	64.3%

Small and medium business	931	867	7.4%	2,755	1,589	73.3%
Enterprise	553	508	8.9%	1,640	903	81.6%
Commercial revenue	1,484	1,375	8.0%	4,395	2,492	76.3%

Advertising sales	373	420	(11.1)%	1,091	729	49.9%
Other	221	214	3.0%	655	392	66.9%
	$10,458	$10,037	4.2%	$30,979	$18,728	65.4%

	Nine Months Ended September 30,
	2017	2016
	Actual	Pro forma	% Change
Video	$12,416	$12,292	1.0%
Internet	10,467	9,376	11.6%
Voice	1,955	2,186	(10.6)%
Residential revenue	24,838	23,854	4.1%

Small and medium business	2,755	2,518	9.4%
Enterprise	1,640	1,499	9.4%
Commercial revenue	4,395	4,017	9.4%

Advertising sales	1,091	1,190	(8.2)%
Other	655	687	(4.8)%
	$30,979	$29,748	4.1%

Video revenues consist primarily of revenues from basic and digital video services provided to our residential customers, as well as franchise fees, equipment rental and video installation revenue. Residential video customers decreased by 345,000 from September 30, 2016 to September 30, 2017.

The increase in video revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2017 compared to three months ended September 30, 2016 Increase / (Decrease)	Nine months ended September 30, 2017 compared to nine months ended September 30, 2016 Increase / (Decrease)
Bundle revenue allocation and price adjustments	$140	$169
Increase in video on demand and pay-per-view	55	45
Decrease in average basic video customers	(76)	(102)
TWC Transaction	—	3,806
Bright House Transaction	—	629
	$119	$4,547

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, the increase in video revenues is attributable to the following (dollars in millions):

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016 Increase / (Decrease)
Bundle revenue allocation and price adjustments	$299
Increase in video on demand and pay-per-view	46
Decrease in average basic video customers	(221)
$124

Residential Internet customers grew by 1,265,000 customers from September 30, 2016 to September 30, 2017. The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2017 compared to three months ended September 30, 2016 Increase / (Decrease)	Nine months ended September 30, 2017 compared to nine months ended September 30, 2016 Increase / (Decrease)
Increase in average residential Internet customers	$205	$410
Price adjustments, bundle revenue allocation and service level changes	145	258
TWC Transaction	—	3,268
Bright House Transaction	—	571
	$350	$4,507

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, the increase in Internet revenues is attributable to the following (dollars in millions):

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016 Increase / (Decrease)
Increase in average residential Internet customers	$629
Price adjustments, bundle revenue allocation and service level changes	462
$1,091

Residential voice customers grew by 117,000 customers from September 30, 2016 to September 30, 2017. The change in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2017 compared to three months ended September 30, 2016 Increase / (Decrease)	Nine months ended September 30, 2017 compared to nine months ended September 30, 2016 Increase / (Decrease)
Bundle revenue allocation and price adjustments	$(126)	$(180)
Increase in average residential voice customers	9	20
TWC Transaction	—	707
Bright House Transaction	—	122
	$(117)	$669

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, the decrease in voice revenues is attributable to the following (dollars in millions):

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016 Increase / (Decrease)
Bundle revenue allocation and price adjustments	$(271)
Increase in average residential voice customers	40
$(231)

Small and medium business PSUs grew by 318,000 from September 30, 2016 to September 30, 2017. The increase in small and medium business commercial revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2017 compared to three months ended September 30, 2016 Increase / (Decrease)	Nine months ended September 30, 2017 compared to nine months ended September 30, 2016 Increase / (Decrease)
Increase in small and medium business customers	$100	$195
Price adjustments	(36)	(58)
TWC Transaction	—	890
Bright House Transaction	—	139
	$64	$1,166

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, the increase in small and medium business commercial revenues is attributable to the following (dollars in millions):

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016 Increase / (Decrease)
Increase in small and medium business customers	$299
Price adjustments	(62)
$237

Enterprise PSUs increased 15,000 from September 30, 2016 to September 30, 2017. Enterprise commercial revenues increased $45 million and $737 million during the three and nine months ended September 30, 2017 compared to the corresponding periods in 2016, respectively, primarily due to growth in customers and in the nine month period due to the Transactions which increased enterprise commercial revenues by $655 million. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, enterprise commercial revenues increased $141 million during the nine months ended September 30, 2017 compared to the corresponding period in 2016 primarily due to growth in customers.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues decreased $47 million during the three months ended September 30, 2017 compared to the corresponding period in 2016 primarily due to a decrease in political advertising. Advertising sales revenues increased $362 million during the nine months ended September 30, 2017 compared to the corresponding period in 2016 primarily due to the Transactions which increased advertising sales revenues by $425 million. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, advertising sales revenues decreased $99 million during the nine months ended September 30, 2017 compared to the corresponding period in 2016 primarily due to a decrease in political and local advertising.

Other revenues consist of revenue from regional sports and news channels (excluding intercompany charges or advertising sales on those channels), home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues increased $7 million and $263 million during the three and nine months ended September 30, 2017, respectively, compared to the corresponding periods in 2016. The Transactions increased other revenues for the nine months ended September 30, 2017 compared to the corresponding period in 2016 by $255 million. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, other revenues decreased by $32 million during the nine months ended September 30, 2017 compared to the corresponding period in 2016 primarily due to a settlement incurred in 2016 related to an early contract termination at Legacy TWC and Legacy Bright House.

Operating costs and expenses. The increases in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended September 30, 2017 compared to three months ended September 30, 2016 Increase / (Decrease)	Nine months ended September 30, 2017 compared to nine months ended September 30, 2016 Increase / (Decrease)
Programming	$295	$3,304
Regulatory, connectivity and produced content	8	609
Costs to service customers	(73)	2,135
Marketing	33	669
Transition costs	(9)	26
Other	(33)	957
	$221	$7,700

Programming costs were approximately $2.7 billion and $2.4 billion, representing 40% and 37% of total operating costs and expenses for the three months ended September 30, 2017 and 2016, respectively, and $8.0 billion and $4.6 billion, representing 40% and 38% of total operating costs and expenses for the nine months ended September 30, 2017 and 2016, respectively. The increase in operating costs and expenses for the three and nine months ended September 30, 2017 compared to the corresponding prior period was primarily due to an increase in programming costs and the Transactions.

The change in other expense is attributable to the following (dollars in millions):

	Three months ended September 30, 2017 compared to three months ended September 30, 2016 Increase / (Decrease)	Nine months ended September 30, 2017 compared to nine months ended September 30, 2016 Increase / (Decrease)
Corporate costs	$(35)	$225
Enterprise	4	240
Advertising sales expense	12	245
Property tax and insurance	1	115
Stock compensation expense	(17)	30
Other	2	102
	$(33)	$957

The increase in other expense for the nine months ended September 30, 2017 compared to the corresponding prior period was primarily due to the Transactions.

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, increases in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016 Increase / (Decrease)
Programming	$724
Regulatory, connectivity and produced content	(17)
Costs to service customers	(135)
Marketing	8
Transition costs	26
Other	(105)
$501

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, programming costs were approximately $7.2 billion, representing 37% of total operating costs and expenses for the nine months ended September 30, 2016.

Programming costs consist primarily of costs paid to programmers for basic, digital, premium, video on demand, and pay-per-view programming. The increase in programming costs for the three months ended September 30, 2017 and nine months ended September 30, 2017, on a pro forma basis assuming the Transactions occurred as of January 1, 2015, compared to the corresponding periods in 2016 is primarily a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consents, higher expanded basic package customers and higher pay-per-view events offset by synergies as a result of the Transactions.  We expect programming expenses will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

Costs to service customers decreased $73 million and $135 million during the three months ended September 30, 2017 and nine months ended September 30, 2017, on a pro forma basis assuming the Transactions occurred as of January 1, 2015, compared to the corresponding periods in 2016 due to benefits from combining Legacy TWC and Legacy Bright House into Charter, including lower employee benefit and maintenance costs, higher labor and material capitalization with increases in placement of new customer equipment and improved productivity.

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, the increase in other expense is attributable to the following (dollars in millions):

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016 Increase / (Decrease)
Corporate costs	$(139)
Enterprise	21
Advertising sales expense	38
Property tax and insurance	(15)
Stock compensation expense	(21)
Other	11
$(105)

Depreciation and amortization. Depreciation and amortization expense increased by $264 million during the three months ended September 30, 2017 compared to the corresponding period in 2016 primarily as a result of higher capital expenditures in the current year. Depreciation and amortization expense increased by $3.4 billion during the nine months ended September 30, 2017 compared to the corresponding period in 2016 primarily as a result of additional depreciation and amortization related to the Transactions, inclusive of the incremental amounts as a result of the higher fair values recorded in acquisition accounting.

Other operating expenses, net. The decrease in other operating expenses, net are attributable to the following (dollars in millions):

	Three months ended September 30, 2017 compared to three months ended September 30, 2016 Increase / (Decrease)	Nine months ended September 30, 2017 compared to nine months ended September 30, 2016 Increase / (Decrease)
Merger and restructuring costs	$(138)	$(482)
Special charges, net	76	76
(Gain) loss on sale of assets, net	—	4
	$(62)	$(402)

The decrease in merger and restructuring costs during the three and nine months ended September 30, 2017 compared to the corresponding periods in 2016 is primarily due to a decrease of approximately $118 million and $208 million, respectively, of employee termination and retention costs. The decrease during the nine months ended September 30, 2017 compared to the corresponding period in 2016 is also due to approximately $262 million of contingent financing and advisory transaction fees paid at the closing of the Transactions in 2016. The increase in special charges, net during the three and nine months ended September 30, 2017 compared to the corresponding period in 2016 is primarily due to an $83 million charge related to the Company's withdrawal liability from a multiemployer pension plan. See Note 11 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. Net interest expense increased by $64 million and $479 million for the three and nine months ended September 30, 2017 compared to the corresponding periods in 2016 primarily as a result of an increase in weighted average debt outstanding primarily due to the issuance of notes in 2017. Interest expense associated with debt assumed from Legacy TWC also increased interest expense during the nine months ended September 30, 2017 compared to the corresponding period in 2016 by approximately $350 million.

Loss on extinguishment of debt. Loss on extinguishment of debt of $35 million and $110 million for the nine months ended September 30, 2017 and 2016, respectively, primarily represents losses recognized as a result of repurchases of CCO Holdings, LLC ("CCO Holdings") notes. For more information, see Note 5 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Gain (loss) on financial instruments, net. We recorded a gain of $17 million and a loss of $15 million during the three and nine months ended September 30, 2017, respectively and gains of $71 million and $16 million during the three and nine months ended September 30, 2016, respectively. Gains and losses on financial instruments are recognized due to changes in the fair value of our interest rate and our cross currency derivative instruments, and the foreign currency remeasurement of the fixed-rate British pound sterling denominated notes (the “Sterling Notes”) into U.S. dollars. For more information, see Note 8 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Other pension benefits (costs). Other pension benefits decreased by $30 million and $524 million during the three and nine months ended September 30, 2017, respectively, compared to the corresponding periods in 2016. The decrease during the three months ended September 30, 2017 compared to the corresponding period in 2016 was primarily due to a third quarter 2017 remeasurement as a result of significant lump sum settlement payments to participants. The decrease during the nine months ended September 30, 2017 compared to the corresponding period in 2016 was also affected by a $675 million pension curtailment gain offset by an $157 million net remeasurement loss recognized in 2016 that resulted from an amendment to the plans made subsequent to the TWC Transaction. For more information, see Note 17 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Other expense, net. Other expense, net primarily represents equity losses on our equity-method investments.

Income tax benefit (expense). We recognized income tax expense of $26 million and $99 million for the three and nine months ended September 30, 2017, respectively, and income tax expense of $16 million and income tax benefit of $3.1 billion for the three and nine months ended September 30, 2016, respectively. Income tax expense is recognized primarily through increases in deferred tax liabilities, as well as through current federal and state income tax expense. Income tax expense for the three and nine months ended September 30, 2017 was reduced by approximately $17 million and $88 million, respectively, due to the recognition of excess tax benefits resulting from share based compensation as a component of the provision for income taxes following the prospective application of ASU 2016-09. For more information, see Note 19 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.” Income tax expense for the three months ended September 30, 2016 was also impacted by a change in a state tax law that resulted in approximately $44 million of tax benefit. Income tax benefit for the nine months ended September 30, 2016 was the result of a reduction of substantially all of Legacy Charter's preexisting valuation allowance associated with its deferred tax assets of approximately $3.3 billion as certain of the deferred tax liabilities that were assumed in connection with the closing of the TWC Transaction will reverse and provide a source of future taxable income. For more information, see Note 12 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest for financial reporting purposes represents A/N’s portion of Charter Holdings’ net income based on its effective common unit ownership interest of approximately 10% and the preferred dividend of $37 million and $112 million for the three and nine months ended September 30, 2017, respectively, and $37 million and $55 million for the three and nine months ended September 30, 2016, respectively. For more information, see Note 7 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income attributable to Charter shareholders. Net income attributable to Charter shareholders decreased from $189 million for the three months ended September 30, 2016 to $48 million for the three months ended September 30, 2017, and from $3.1 billion for the nine months ended September 30, 2016 to $342 million for the nine months ended September 30, 2017 primarily as a result of the factors described above. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, net income attributable to Charter shareholders was $616 million for the nine months ended September 30, 2016.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $262 million and $791 million for the three and nine months ended September 30, 2017, respectively, and $231 million and $535 million for the three and nine months ended September 30, 2016, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Actual
Consolidated net income	$92	$250	$498	$3,176
Plus: Interest expense, net	788	724	2,250	1,771
Income tax (benefit) expense	26	16	99	(3,135)
Depreciation and amortization	2,701	2,437	7,846	4,412
Stock compensation expense	64	81	198	168
Loss on extinguishment of debt	—	—	35	110
(Gain) loss on financial instruments, net	(17)	(71)	15	(16)
Other pension (benefits) costs	17	(13)	(9)	(533)
Other, net	148	212	388	786
Adjusted EBITDA	$3,819	$3,636	$11,320	$6,739

Net cash flows from operating activities	$2,908	$2,801	$8,696	$4,815
Less: Purchases of property, plant and equipment	(2,393)	(1,748)	(6,096)	(3,437)
Change in accrued expenses related to capital expenditures	79	(52)	276	86
Free cash flow	$594	$1,001	$2,876	$1,464

Nine Months Ended
September 30, 2016
Pro forma
Consolidated net income	$830
Plus: Interest expense, net	2,155
Income tax expense	288
Depreciation and amortization	7,060
Stock compensation expense	219
Loss on extinguishment of debt	110
Gain on financial instruments, net	(16)
Other pension benefits	(549)
Other, net	514
Adjusted EBITDA	$10,611

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

2017 Financing Activities

In January 2017, Charter Operating entered into an amendment to its Amended and Restated Credit Agreement dated May 18, 2016 decreasing the applicable LIBOR margin on both the term loan E and term loan F to 2.00% and eliminating the LIBOR floor.

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

In April 2017, CCO Holdings and CCO Holdings Capital jointly issued an additional $1.25 billion aggregate principal amount of 5.125% senior notes due May 1, 2027 at a price of 100.5% of the aggregate principal amount. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including to fund buybacks of Charter Class A common stock or Charter Holdings common units.

In April 2017, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.25 billion aggregate principal amount of 5.375% senior secured notes due May 1, 2047 at a price of 99.968% of the aggregate principal amount. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including to fund buybacks of Charter Class A common stock or Charter Holdings common units.

In July 2017, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.0 billion aggregate principal amount of 3.750% senior notes due February 15, 2028 at a price of 99.166% of the aggregate principal amount and an additional $500 million aggregate principal amount of 5.375% senior secured notes due May 1, 2047 at a price of 106.529% of the aggregate principal amount. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including to fund buybacks of Charter Class A common stock or Charter Holdings common units.

In August 2017, CCO Holdings and CCO Holdings Capital jointly issued $1.5 billion aggregate principal amount of 5.000% senior notes due February 1, 2028. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including to fund buybacks of Charter Class A common stock or Charter Holdings common units.

In September 2017, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.25 billion aggregate principal amount of 4.200% senior notes due March 15, 2028 at a price of 99.757% of the aggregate principal amount and an additional $750 million aggregate principal amount of 5.375% senior secured notes due May 1, 2047 at a price of 98.969% of the aggregate principal amount. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including to fund buybacks of Charter Class A common stock or Charter Holdings common units.

In October 2017, CCO Holdings and CCO Holdings Capital jointly issued $500 million aggregate principal amount of 4.000% senior notes due March 1, 2023 and an additional $1.0 billion aggregate principal amount of 5.000% senior notes due February 1, 2028 at a price of 98.5% of the aggregate principal amount. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including to fund buybacks of Charter Class A common stock or Charter Holdings common units.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The principal amount of our debt as of September 30, 2017 was $66.8 billion, consisting of $8.8 billion of credit facility debt, $40.6 billion of investment grade senior secured notes and $17.4 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $594 million and $2.9 billion for the three and nine months ended September 30, 2017, respectively, and was $1.0 billion and $1.5 billion for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, the amount available under our credit facilities was approximately $2.9 billion and cash on hand was approximately $2.2 billion. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as stock repurchases and dividends. Our target leverage remains at 4 to 4.5 times, and up to 3.5 times at the Charter Operating level. We may increase the total amount of our indebtedness to maintain leverage within our target leverage range. During the three and nine months ended September 30, 2017, we purchased approximately 9.5 million and 21.9 million shares, respectively, of Charter Class A common stock for approximately $3.5 billion and $7.6 billion, respectively. As of September 30, 2017, Charter had remaining board authority to purchase an additional $5.2 billion of Charter’s Class A common stock without taking into account shares or units that may be purchased from A/N. Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions. As possible acquisitions, swaps or dispositions arise, we actively review them against our objectives including, among other considerations, improving the operational efficiency, clustering, product development or technology capabilities of our business and achieving appropriate return targets, and we may participate to the extent we believe these possibilities present attractive opportunities. However, there can be no assurance that we will actually complete any acquisitions, dispositions or system swaps, or that any such transactions will be material to our operations or results.

In December 2016, Charter and A/N entered into a letter agreement (the "Letter Agreement") that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis once Charter or Charter Holdings have repurchased shares of Class A common stock or Charter Holdings common units from A/N and its affiliates for an aggregate purchase price of $537 million which threshold has been reached. Charter Holdings purchased from A/N 1.4 million Charter Holdings common units at an average price per unit of $355.83, or $493 million during the three months ended September 30, 2017, and 2.7 million Charter Holdings common units at an average price per unit of $341.49, or $922 million during the nine months ended September 30, 2017.

Free Cash Flow

Free cash flow decreased $407 million and increased $1.4 billion during the three and nine months ended September 30, 2017, respectively, compared to the corresponding prior periods in 2016 due to the following (dollars in millions).

	Three months ended September 30, 2017 compared to three months ended September 30, 2016 Increase / (Decrease)	Nine months ended September 30, 2017 compared to nine months ended September 30, 2016 Increase / (Decrease)
Increase in Adjusted EBITDA	$183	$4,581
Decrease in merger and restructuring costs	87	323
Increase in capital expenditures	(645)	(2,659)
Decrease (increase) in cash paid for interest, net	61	(606)
Changes in working capital, excluding change in accrued interest	(123)	(237)
Other, net	30	10
	$(407)	$1,412

Limitations on Distributions

Distributions by our subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of September 30, 2017, there was no default under any of these indentures or credit facilities, and each subsidiary met its applicable leverage ratio tests based on September 30, 2017 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $2.2 billion and $1.5 billion in cash and cash equivalents as of September 30, 2017 and December 31, 2016, respectively.

Operating Activities. Net cash provided by operating activities increased $3.9 billion during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to an increase in Adjusted EBITDA of $4.6 billion offset by an increase in cash paid for interest, net of $606 million as a result of the Transactions.

Investing Activities. Net cash used in investing activities was $5.9 billion and $9.9 billion for the nine months ended September 30, 2017 and 2016, respectively. The decrease in cash used was primarily due to the acquisition of Legacy TWC and Legacy Bright House in 2016 offset by an increase in capital expenditures as a result of the Transactions.

Financing Activities. Net cash used in financing activities was $2.2 billion for the nine months ended September 30, 2017 and net cash provided by financing activities was $6.3 billion for the nine months ended September 30, 2016. The decrease in cash provided was primarily due to a decrease in equity issued for the acquisition of Legacy TWC and Legacy Bright House in 2016 and an increase in the purchase of treasury stock and noncontrolling interest in 2017 offset by an increase in borrowings of long-term debt exceeding repayments.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $2.4 billion and $6.1 billion for the three and nine months ended September 30, 2017, respectively, and $1.7 billion and $3.4 billion for the three and nine months ended September 30, 2016, respectively.  The increase during the nine months ended September 30, 2017 compared to 2016 was driven by the Transactions. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, capital expenditures increased $439 million during the nine months ended September 30, 2017 compared to the corresponding period in 2016. The increase during the three months ended September 30, 2017 compared to 2016 was primarily due to higher spend on customer premise equipment due to the launch of SPP and our all-digital initiative and higher scalable infrastructure costs and support primarily due to the timing of spend. See the table below for more details.

The actual amount of our capital expenditures in 2017 will depend on a number of factors, including the pace of transition planning to service a larger customer base as a result of the Transactions, our all-digital transition in the Legacy TWC and Legacy Bright House markets and growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures increased by $276 million and $86 million for the nine months ended September 30, 2017 and 2016, respectively.

The following tables present our major capital expenditures categories on an actual and pro forma basis, assuming the Transactions occurred as of January 1, 2015, in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three and nine months ended September 30, 2017 and 2016. The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Actual
Customer premise equipment (a)	$855	$662	$2,579	$1,177
Scalable infrastructure (b)	632	441	1,282	937
Line extensions (c)	319	249	864	467
Upgrade/rebuild (d)	163	156	415	307
Support capital (e)	424	240	956	549
Total capital expenditures	$2,393	$1,748	$6,096	$3,437

Capital expenditures included in total related to:
Commercial services	$339	$306	$941	$566
Transition (f)	$125	$109	$287	$273

Nine Months Ended September 30, 2016
Pro Forma
Customer premise equipment (a)	$2,074
Scalable infrastructure (b)	1,556
Line extensions (c)	751
Upgrade/rebuild (d)	461
Support capital (e)	815
Total capital expenditures	$5,657

Capital expenditures included in total related to:
Commercial services	$931
Transition (f)	$273

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

As of September 30, 2017 and December 31, 2016, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 3.3% and 2.9%, respectively, and the weighted average interest rate on the senior notes was approximately 5.7% and 5.9%, respectively, resulting in a blended weighted average interest rate of 5.4% as of both time periods. The interest rate on approximately 88% and 87% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements as of September 30, 2017 and December 31, 2016, respectively.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of September 30, 2017 (dollars in millions).

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Debt:
Fixed-Rate	$—	$2,000	$3,250	$3,500	$2,200	$47,059	$58,009	$62,657
Average Interest Rate	—%	6.75%	8.44%	4.19%	4.32%	5.64%	5.70%

Variable Rate	$49	$197	$296	$1,716	$2,928	$3,582	$8,768	$8,788
Average Interest Rate	3.13%	3.58%	3.77%	4.07%	4.07%	4.68%	4.29%

Interest Rate Instruments:
Variable to Fixed-Rate	$850	$—	$—	$—	$—	$—	$850	$1
Average Pay Rate	3.84%	—%	—%	—%	—%	—%	3.84%
Average Receive Rate	3.68%	—%	—%	—%	—%	—%	3.68%

As of September 30, 2017, we had $850 million in notional amounts of interest rate derivative instruments outstanding. The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The estimated fair value of the interest rate derivative instruments is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s and counterparties’ credit risk). Interest rates on variable-rate debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at September 30, 2017 including applicable bank spread.

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

Except as described above in the preceding paragraph, during the quarter ended September 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(C) Purchases of Equity Securities by the Issuer

The following table presents Charter’s purchases of equity securities completed during the third quarter of 2017 (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - 31, 2017	2,821,905	$340.25	2,809,011	$2,897
August 1 - 31, 2017	2,452,094	$391.57	2,441,604	$6,951
September 1 - 30, 2017	4,281,675	$374.82	4,271,343	$5,189

(1)
Includes 12,894, 10,490 and 10,332 shares withheld from employees for the payment of taxes and exercise costs upon the exercise of stock options or vesting of other equity awards for the months of July, August and September 2017, respectively.

(2)
During the three months ended September 30, 2017, Charter purchased approximately 9.5 million shares of its Class A common stock for approximately $3.5 billion. As of September 30, 2017, Charter had remaining board authority to purchase an additional $5.2 billion of Charter’s Class A common stock without taking into account shares or units that may be purchased from A/N. In December 2016, Charter and A/N entered into the Letter Agreement that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis once Charter or Charter Holdings have repurchased shares of Class A common stock or Charter Holdings common units from A/N and its affiliates for an aggregate purchase price of $537 million which threshold has been reached. Charter Holdings purchased from A/N 1.4 million Charter Holdings common units at an average price per unit of $355.83, or $493 million during the three months ended September 30, 2017. In addition to open market purchases including pursuant to Rule 10b5-1 plans adopted from time to time, Charter may also buy shares of Charter Class A common stock, from time to time, pursuant to private transactions outside of its Rule 10b5-1 plan and any such repurchases would also trigger the repurchases from A/N pursuant to and to the extent provided in the Letter Agreement.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President - Finance, Controller and
Date: October 26, 2017		Chief Accounting Officer

S- 1

Exhibit Index

Exhibit	Description

10.1
Sixth Supplemental Indenture, dated as of July 6, 2017, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed by Charter Communications, Inc. on July 12, 2017 (File No. 001-33664)).

10.2
Exchange and Registration Rights Agreement, dated July 6, 2017, relating to the 3.750% Senior Notes due 2028, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on July 12, 2017 (File No. 001-33664)).

10.3
Exchange and Registration Rights Agreement, dated July 6, 2017, relating to the 5.375% Senior Notes due 2047, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on July 12, 2017 (File No. 001-33664)).

10.4
Fourth Supplemental Indenture, dated as of August 8, 2017, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by Charter Communications, Inc. on August 14, 2017 (File No. 001-33664)).

10.5
Exchange and Registration Rights Agreement, dated August 8, 2017, relating to the 5.000% Senior Notes due 2028, among CCO Holdings, LLC, CCO Holdings Capital Corp. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on August 14, 2017 (File No. 001-33664)).

10.6
Seventh Supplemental Indenture, dated as of September 18, 2017, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed by Charter Communications, Inc. on September 21, 2017 (File No. 001-33664)).

10.7
Exchange and Registration Rights Agreement, dated September 18, 2017, relating to the 4.200% Senior Secured Notes due 2028, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as representatives of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on September 21, 2017 (File No. 001-33664)).

10.8
Exchange and Registration Rights Agreement, dated September 18, 2017, relating to the 5.375% Senior Secured Notes due 2047, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as representatives of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on September 21, 2017 (File No. 001-33664)).

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
101**
The following financial statements from Charter Communications, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, filed with the Securities and Exchange Commission on October 26, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

_____________

*	Filed herewith.

**
This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference

E- 1

into any filing under the Securities Act or Securities Exchange Act, except to the extent that the company specifically incorporates it by reference.

E- 2