Form 10-Q
period 2018-09-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2018-10-26
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
or

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

Number of shares of Class A common stock outstanding as of September 30, 2018: 228,917,692

Number of shares of Class B common stock outstanding as of September 30, 2018: 1

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2018

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2018. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “Charter,” “we,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$612	$621
Accounts receivable, less allowance for doubtful accounts of
$125 and $113, respectively	1,736	1,635
Prepaid expenses and other current assets	381	299
Total current assets	2,729	2,555

RESTRICTED CASH	48	—

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $21,513 and $18,077, respectively	34,740	33,888
Customer relationships, net	10,136	11,951
Franchises	67,319	67,319
Goodwill	29,554	29,554
Total investment in cable properties, net	141,749	142,712

OTHER NONCURRENT ASSETS	1,559	1,356

Total assets	$146,085	$146,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,511	$9,045
Current portion of long-term debt	3,339	2,045
Total current liabilities	11,850	11,090

LONG-TERM DEBT	69,135	68,186
DEFERRED INCOME TAXES	17,421	17,314
OTHER LONG-TERM LIABILITIES	2,451	2,502

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
239,491,925 and 238,506,059 shares issued, respectively	—	—
Class B common stock; $.001 par value; 1,000 shares authorized;
1 share issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no shares issued and outstanding	—	—
Additional paid-in capital	35,493	35,253
Retained earnings	4,828	3,832
Treasury stock at cost; 10,574,233 and no shares, respectively	(3,214)	—
Accumulated other comprehensive loss	(2)	(1)
Total Charter shareholders’ equity	37,105	39,084
Noncontrolling interests	8,123	8,447
Total shareholders’ equity	45,228	47,531

Total liabilities and shareholders’ equity	$146,085	$146,623

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES	$10,892	$10,458	$32,403	$30,979

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	7,012	6,703	20,721	19,857
Depreciation and amortization	2,482	2,701	7,784	7,846
Other operating expenses, net	18	145	116	374
	9,512	9,549	28,621	28,077
Income from operations	1,380	909	3,782	2,902

OTHER EXPENSES:
Interest expense, net	(901)	(788)	(2,630)	(2,250)
Loss on extinguishment of debt	—	—	—	(35)
Gain (loss) on financial instruments, net	12	17	—	(15)
Other pension benefits (costs)	207	(17)	247	9
Other expense, net	(5)	(3)	(75)	(14)
	(687)	(791)	(2,458)	(2,305)

Income before income taxes	693	118	1,324	597
Income tax expense	(109)	(26)	(178)	(99)
Consolidated net income	584	92	1,146	498
Less: Net income attributable to noncontrolling interests	(91)	(44)	(212)	(156)
Net income attributable to Charter shareholders	$493	$48	$934	$342

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$2.14	$0.19	$3.99	$1.31
Diluted	$2.11	$0.19	$3.93	$1.29

Weighted average common shares outstanding, basic	230,554,633	253,923,805	234,159,830	262,074,603
Weighted average common shares outstanding, diluted	233,607,414	258,341,851	237,343,924	266,363,602

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated net income	$584	$92	$1,146	$498
Foreign currency translation adjustment	—	1	(1)	1
Net impact of interest rate derivative instruments	—	1	—	4
Consolidated comprehensive income	584	94	1,145	503
Less: Comprehensive income attributable to noncontrolling interests	(91)	(44)	(212)	(156)
Comprehensive income attributable to Charter shareholders	$493	$50	$933	$347

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1,146	$498
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	7,784	7,846
Stock compensation expense	213	198
Accelerated vesting of equity awards	5	43
Noncash interest income, net	(242)	(283)
Other pension benefits	(247)	(9)
Loss on extinguishment of debt	—	35
Loss on financial instruments, net	—	15
Deferred income taxes	137	53
Other, net	81	93
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(101)	(101)
Prepaid expenses and other assets	(97)	37
Accounts payable, accrued liabilities and other	(80)	271
Net cash flows from operating activities	8,599	8,696

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,692)	(6,096)
Change in accrued expenses related to capital expenditures	(620)	276
Real estate investments through variable interest entities	(15)	—
Other, net	(103)	(63)
Net cash flows from investing activities	(7,430)	(5,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	11,552	12,115
Repayments of long-term debt	(8,964)	(5,534)
Payments for debt issuance costs	(29)	(83)
Purchase of treasury stock	(3,214)	(7,748)
Proceeds from exercise of stock options	56	111
Purchase of noncontrolling interest	(473)	(922)
Distributions to noncontrolling interest	(114)	(115)
Borrowings for real estate investments through variable interest entities	170	—
Distributions to variable interest entities noncontrolling interest	(107)	—
Other, net	(7)	(8)
Net cash flows from financing activities	(1,130)	(2,184)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	39	629
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	621	1,535
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$660	$2,164

CASH PAID FOR INTEREST	$2,920	$2,544
CASH PAID FOR TAXES	$27	$38

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

The Company’s operations are managed and reported to its Chairman and Chief Executive Officer (“CEO”), the Company’s chief operating decision maker, on a consolidated basis. The CEO assesses performance and allocates resources based on the consolidated results of operations. Under this organizational and reporting structure, the Company has one reportable segment, cable services.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

2.    Franchises, Goodwill and Other Intangible Assets

Indefinite-lived and finite-lived intangible assets consist of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises	$67,319	$—	$67,319	$67,319	$—	$67,319
Goodwill	29,554	—	29,554	29,554	—	29,554
Trademarks	159	—	159	159	—	159
	$97,032	$—	$97,032	$97,032	$—	$97,032

Finite-lived intangible assets:
Customer relationships	$18,229	$(8,093)	$10,136	$18,229	$(6,278)	$11,951
Other intangible assets	397	(82)	315	731	(201)	530
	$18,626	$(8,175)	$10,451	$18,960	$(6,479)	$12,481

Amortization expense related to customer relationships and other intangible assets for the three and nine months ended September 30, 2018 was $583 million and $1.8 billion, respectively, and $664 million and $2.1 billion for the three and nine months ended September 30, 2017, respectively. Effective January 1, 2018 with the adoption of Accounting Standards Update (“ASU”) 2014-09, up-front fees paid to market and serve customers who reside in residential multiple dwelling units (“MDUs”) are no longer recorded as intangibles and amortized to depreciation and amortization expense, but are now being recorded as noncurrent assets and are amortized to operating costs and expenses. See Note 18.

The Company expects amortization expense on its finite-lived intangible assets will be as follows:

Three months ended December 31, 2018	$582
2019	2,153
2020	1,871
2021	1,596
2022	1,326
Thereafter	2,923
$10,451

Actual amortization expense in future periods will differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

3.    Real Estate Investments through Variable Interest Entities

In July 2018, the Company's build-to-suit lease arrangement with a single-asset special purpose entity ("SPE") to build a new Charter headquarters in Stamford, Connecticut obtained all approvals and was made effective. The SPE obtained a first-lien mortgage note to finance the construction with fixed monthly payments through July 15, 2035 with a 5.612% coupon interest rate. All payments of the mortgage note are guaranteed by Charter. The initial term of the lease is 15 years commencing August 1, 2020, with no termination options. At the end of the lease term there is a mirrored put option for the SPE to sell the property and call option for Charter to purchase the property for a fixed purchase price. As the Company has determined the SPE is a variable interest entity ("VIE") of which it became the primary beneficiary upon the effectiveness of the arrangement, the Company has consolidated the assets and liabilities of the SPE in its consolidated balance sheet as of September 30, 2018 as follows.

September 30, 2018
Assets
Current assets	$3
Restricted cash	$48
Property, plant and equipment	$122
Liabilities
Other long-term liabilities	$173

Property, plant and equipment includes land, a parking garage and building construction costs, including the capitalization of qualifying interest. Other long-term liabilities include $170 million in VIE's mortgage note liability and $3 million in liability-classified noncontrolling interest representing the residual initial fair value upon consolidation (that remained after the distribution described below), along with accretion towards settlement of the put/call option in the lease.

The consolidated statement of cash flows for the nine months ended September 30, 2018 includes an increase to restricted cash of $48 million as a result of activity in the VIE including borrowings of $170 million by the VIE on the mortgage note liability offset by distributions by the VIE to the noncontrolling interest of $107 million for the contributed land and parking garage and $15 million incurred by the VIE for building construction costs. In December 2018, an additional $172 million is contractually scheduled to be borrowed by the SPE under the mortgage note construction financing.

4.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Accounts payable – trade	$604	$740
Deferred revenue	498	395
Accrued liabilities:
Programming costs	2,055	1,907
Labor	1,012	1,109
Capital expenditures	1,318	1,935
Interest	1,011	1,054
Taxes and regulatory fees	575	556
Property and casualty	426	408
Other	1,012	941
	$8,511	$9,045

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

5.    Long-Term Debt

Long-term debt consists of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
5.250% senior notes due March 15, 2021	$500	$498	$500	$497
5.250% senior notes due September 30, 2022	1,250	1,237	1,250	1,235
5.125% senior notes due February 15, 2023	1,000	993	1,000	993
4.000% senior notes due March 1, 2023	500	496	500	495
5.125% senior notes due May 1, 2023	1,150	1,143	1,150	1,143
5.750% senior notes due September 1, 2023	500	497	500	496
5.750% senior notes due January 15, 2024	1,000	993	1,000	992
5.875% senior notes due April 1, 2024	1,700	1,688	1,700	1,687
5.375% senior notes due May 1, 2025	750	745	750	745
5.750% senior notes due February 15, 2026	2,500	2,466	2,500	2,464
5.500% senior notes due May 1, 2026	1,500	1,490	1,500	1,489
5.875% senior notes due May 1, 2027	800	795	800	794
5.125% senior notes due May 1, 2027	3,250	3,218	3,250	3,216
5.000% senior notes due February 1, 2028	2,500	2,465	2,500	2,462
Charter Communications Operating, LLC:
3.579% senior notes due July 23, 2020	2,000	1,991	2,000	1,988
4.464% senior notes due July 23, 2022	3,000	2,981	3,000	2,977
Senior floating rate notes due February 1, 2024	900	903	—	—
4.500% senior notes due February 1, 2024	1,100	1,091	—	—
4.908% senior notes due July 23, 2025	4,500	4,465	4,500	4,462
3.750% senior notes due February 15, 2028	1,000	986	1,000	985
4.200% senior notes due March 15, 2028	1,250	1,239	1,250	1,238
6.384% senior notes due October 23, 2035	2,000	1,982	2,000	1,981
5.375% senior notes due April 1, 2038	800	785	—	—
6.484% senior notes due October 23, 2045	3,500	3,466	3,500	3,466
5.375% senior notes due May 1, 2047	2,500	2,506	2,500	2,506
5.750% senior notes due April 1, 2048	1,700	1,683	—	—
6.834% senior notes due October 23, 2055	500	495	500	495
Credit facilities	9,576	9,493	9,479	9,387
Time Warner Cable, LLC:
6.750% senior notes due July 1, 2018	—	—	2,000	2,045
8.750% senior notes due February 14, 2019	1,250	1,279	1,250	1,337
8.250% senior notes due April 1, 2019	2,000	2,060	2,000	2,148
5.000% senior notes due February 1, 2020	1,500	1,551	1,500	1,579
4.125% senior notes due February 15, 2021	700	723	700	730
4.000% senior notes due September 1, 2021	1,000	1,036	1,000	1,045
5.750% sterling senior notes due June 2, 2031 (a)	815	876	845	912
6.550% senior debentures due May 1, 2037	1,500	1,682	1,500	1,686
7.300% senior debentures due July 1, 2038	1,500	1,782	1,500	1,788

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

6.750% senior debentures due June 15, 2039	1,500	1,720	1,500	1,724
5.875% senior debentures due November 15, 2040	1,200	1,257	1,200	1,258
5.500% senior debentures due September 1, 2041	1,250	1,258	1,250	1,258
5.250% sterling senior notes due July 15, 2042 (b)	847	817	879	847
4.500% senior debentures due September 15, 2042	1,250	1,139	1,250	1,137
Time Warner Cable Enterprises LLC:
8.375% senior debentures due March 15, 2023	1,000	1,202	1,000	1,232
8.375% senior debentures due July 15, 2033	1,000	1,302	1,000	1,312
Total debt	71,538	72,474	69,003	70,231
Less current portion:
6.750% senior notes due July 1, 2018	—	—	(2,000)	(2,045)
8.750% senior notes due February 14, 2019	(1,250)	(1,279)	—	—
8.250% senior notes due April 1, 2019	(2,000)	(2,060)	—	—
Long-term debt	$68,288	$69,135	$67,003	$68,186

(a)	Principal amount includes £625 million remeasured at $815 million and $845 million as of September 30, 2018 and December 31, 2017, respectively, using the exchange rate at the respective dates.

(b)	Principal amount includes £650 million remeasured at $847 million and $879 million as of September 30, 2018 and December 31, 2017, respectively, using the exchange rate at the respective dates.

The accreted values presented in the table above represent the principal amount of the debt less the original issue discount at the time of sale, deferred financing costs, and, in regards to Time Warner Cable, LLC and Time Warner Cable Enterprises LLC debt assumed, fair value premium adjustments as a result of applying acquisition accounting plus the accretion of those amounts to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. In regards to the fixed-rate British pound sterling denominated notes (the “Sterling Notes”), the principal amount of the debt and any premium or discount is remeasured into U.S. dollars as of each balance sheet date. See Note 8. The Company has availability under the Charter Operating credit facilities of approximately $3.4 billion as of September 30, 2018.

In April 2018, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $800 million aggregate principal amount of 5.375% senior notes due April 1, 2038 at a price of 98.846% of the aggregate principal amount and $1.7 billion aggregate principal amount of 5.750% senior notes due April 1, 2048 at a price of 99.706% of the aggregate principal amount. The net proceeds, together with cash on hand, were used to repay certain existing indebtedness, including the redemption of all of the outstanding $2.0 billion in aggregate principal amount of Time Warner Cable, LLC’s 6.750% notes due July 1, 2018, to pay related fees and expenses and for general corporate purposes, including funding buybacks of Charter Class A common stock and Charter Holdings common units.

In July 2018, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $400 million aggregate principal amount of senior floating rate notes due February 1, 2024 at par and $1.1 billion aggregate principal amount of 4.500% senior notes due February 1, 2024 at a price of 99.893% of the aggregate principal amount. In August 2018, Charter Operating and Charter Communications Operating Capital Corp. jointly issued an additional $500 million aggregate principal amount of senior floating rate notes due February 1, 2024 at a price of 101.479% of the aggregate principal amount. Interest on the floating rate notes accrues at LIBOR plus 1.650%. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including funding buybacks of Charter Class A common stock and Charter Holdings common units.

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

Loss on extinguishment of debt consisted of the following for the nine months ended September 30, 2017.

Nine Months Ended September 30,
2017
CCO Holdings notes redemption	$(33)
Time Warner Cable, LLC notes redemption	(1)
Charter Operating credit facility refinancing	(1)
$(35)

6.    Common Stock

The following represents the Company's purchase of Charter Class A common stock and the effect on the consolidated statements of cash flows during the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Shares	$	Shares	$	Shares	$	Shares	$
Share buybacks	3,046,346	$929	9,521,958	$3,513	10,349,639	$3,142	21,940,797	$7,611
Income tax withholding	12,703	4	32,283	12	209,394	72	424,148	137
Exercise cost	8,785		1,433		15,200		41,978
	3,067,834	$933	9,555,674	$3,525	10,574,233	$3,214	22,406,923	$7,748

As of September 30, 2018, Charter had remaining board authority to purchase an additional $788 million of Charter’s Class A common stock and/or Charter Holdings common units. The Company also withholds shares of its Class A common stock in payment of income tax withholding owed by employees upon vesting of equity awards as well as exercise costs owed by employees upon exercise of stock options.

In 2017, Charter’s board of directors approved the retirement of the then currently held treasury stock and those shares were retired as of December 31, 2017. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders’ equity.

7.    Noncontrolling Interests

Noncontrolling interests represents consolidated subsidiaries of which the Company owns less than 100%. The Company is a holding company whose principal asset is a controlling equity interest in Charter Holdings, the indirect owner of the Company’s cable systems. Noncontrolling interests on the Company’s balance sheet consist primarily of Advance/Newhouse Partnership's (“A/N”) equity interests in Charter Holdings, which is comprised of a common ownership interest and a convertible preferred ownership interest.

Net income of Charter Holdings attributable to A/N’s common noncontrolling interest for financial reporting purposes is based on the effective common ownership interest of approximately 8% during 2018 and 9% during 2017, and was $54 million and $99 million for the three and nine months ended September 30, 2018, respectively, and $6 million and $42 million for the three and nine months ended September 30, 2017, respectively. Net income of Charter Holdings attributable to A/N's preferred noncontrolling interest for financial reporting purposes is based on the preferred dividend which was $37 million and $112 million for each of the three and nine months ended September 30, 2018 and 2017, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The following table represents Charter Holdings' purchase of Charter Holdings common units from A/N pursuant to the Letter Agreement (see Note 14) and the effect on total shareholders' equity during the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Number of units purchased	495,447	1,385,404	1,546,475	2,700,849
Average price per unit	$292.81	$355.83	$306.11	$341.49
Amount of units purchased	$145	$493	$473	$922
Decrease in noncontrolling interest based on carrying value	$(122)	$(292)	$(376)	$(582)
Decrease in additional paid-in-capital, net of tax	$(17)	$(123)	$(73)	$(209)

Total shareholders' equity was also adjusted during the three and nine months ended September 30, 2018 and 2017 due to the changes in Charter Holdings' ownership as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Decrease in noncontrolling interest	$(10)	$(170)	$(53)	$(336)
Increase in additional paid-in-capital, net of tax	$7	$106	$39	$208

8.     Accounting for Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage foreign exchange risk on the Sterling Notes, and does not hold or issue derivative instruments for speculative trading purposes.

Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The Company is required to post collateral on the cross-currency derivative instruments when the derivative contracts are in a liability position. In May 2016, the Company entered into a collateral holiday agreement for 80% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years. The fair value of the Company's cross-currency derivatives on its consolidated balance sheets was $88 million and $25 million included in other long-term liabilities as of September 30, 2018 and December 31, 2017, respectively.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The effect of financial instruments on the consolidated statements of operations is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gain (Loss) on Financial Instruments, Net:
Change in fair value of cross-currency derivative instruments	(10)	68	$(63)	$126
Foreign currency remeasurement of Sterling Notes to U.S. dollars	22	(50)	63	(141)
Other, net	—	(1)	—	—
	$12	$17	$—	$(15)

9.    Fair Value Measurements

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of September 30, 2018 and December 31, 2017 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, restricted cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

A portion of the Company’s cash and cash equivalents as of September 30, 2018 and December 31, 2017 were invested in money market funds. The money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange which approximates fair value. The money market funds potentially subject the Company to concentration of credit risk. The amount invested within any one financial instrument did not exceed $300 million as of September 30, 2018 and December 31, 2017. As of September 30, 2018 and December 31, 2017, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

Financial instruments accounted for at fair value on a recurring basis are presented in the table below.

	September 30, 2018		December 31, 2017
	Level 1	Level 2	Level 1	Level 2
Assets
Money market funds	$15	$—	$291	$—

Liabilities
Cross-currency derivative instruments	$—	$88	$—	$25

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

A summary of the carrying value and fair value of debt as of September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes and debentures	$62,981	$62,966	$60,844	$63,443
Credit facilities	$9,493	$9,577	$9,387	$9,440

The estimated fair value of the Company’s senior notes and debentures as of September 30, 2018 and December 31, 2017 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2. The carrying amount of the consolidated variable interest entity's mortgage note liability approximates fair value.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as equity-method investments, franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No material impairments were recorded during the three and nine months ended September 30, 2018 and 2017.

10.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Programming	$2,778	$2,699	$8,333	$7,952
Regulatory, connectivity and produced content	546	523	1,639	1,553
Costs to service customers	1,854	1,823	5,492	5,385
Marketing	790	761	2,310	2,286
Mobile	94	—	135	—
Other	950	897	2,812	2,681
	$7,012	$6,703	$20,721	$19,857

Programming costs consist primarily of costs paid to programmers for basic, premium, digital, video on demand and pay-per-view programming. Regulatory, connectivity and produced content costs represent payments to franchise and regulatory authorities, costs directly related to providing video, Internet and voice services as well as payments for sports, local and news content produced by the Company. Included in regulatory, connectivity and produced content costs is content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games, which are recorded as games are exhibited over the applicable season. Costs to service customers include costs related to field operations, network operations and customer care for the Company’s residential and small and medium business customers, including internal and third-party labor for the non-capitalizable portion of installations, service and repairs, maintenance, bad debt expense, billing and collection, occupancy and vehicle costs. Marketing costs represent the costs of marketing to current and potential commercial and residential customers including labor costs. Mobile costs represent costs associated with the Company's mobile service such as device and service costs, marketing, sales and commissions, retail stores, personnel costs and taxes, among others. Other includes corporate overhead, advertising sales expenses, indirect costs associated with the Company’s enterprise business customers and regional sports and news networks, property tax and insurance expense and stock compensation expense, among others.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

11.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Merger and restructuring costs	$14	$67	$90	$293
Special charges, net	—	80	35	86
(Gain) loss on sale of assets, net	4	(2)	(9)	(5)
	$18	$145	$116	$374

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

	Employee Retention Costs	Employee Termination Costs	Transaction and Advisory Costs	Other Costs	Total
Liability, December 31, 2016	$7	$244	$25	$—	$276
Costs incurred	4	226	4	68	302
Cash paid	(10)	(298)	(12)	(60)	(380)
Remaining liability, December 31, 2017	1	172	17	8	198
Costs incurred	—	59	1	25	85
Cash paid	—	(155)	—	(23)	(178)
Remaining liability, September 30, 2018	$1	$76	$18	$10	$105

In addition to the costs incurred indicated above, the Company recorded $5 million of expense related to accelerated vesting of equity awards of terminated employees during the nine months ended September 30, 2018, and $6 million and $43 million during the three and nine months ended September 30, 2017, respectively.

Special charges, net

Special charges, net primarily includes employee termination costs not related to the acquisition of TWC and Bright House and net amounts of litigation settlements. The nine months ended September 30, 2018 includes a $22 million charge related to the Company's withdrawal liability from a multiemployer pension plan while the three and nine months ended September 30, 2017 includes an $83 million charge related to the Company's withdrawal liability from a multiemployer pension plan.

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

The Company recorded income tax expense of $109 million and $178 million for the three and nine months ended September 30, 2018, respectively, and $26 million and $99 million for the three and nine months ended September 30, 2017, respectively. Income tax expense increased year over year as a result of higher pretax income offset by the impacts of federal tax reform.

The Company has reported provisional amounts for the income tax effects of Tax Cuts & Jobs Act (“Tax Reform”) for which the accounting is incomplete but a reasonable estimate could be determined. There were no specific impacts of Tax Reform that could not be reasonably estimated which the Company accounted for under prior tax law. Based on a continued analysis of the estimates and further guidance on the application of the law, it is anticipated that additional revisions may occur throughout the allowable measurement period. During the three months ended September 30, 2018, a $12 million income tax benefit was recorded to update existing estimates reflecting more complete information. The final update is expected during the fourth quarter of 2018.

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

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination. The Company has recorded unrecognized tax benefits totaling approximately $171 million and $164 million, excluding interest and penalties, as of September 30, 2018 and December 31, 2017, respectively. The Company does not currently anticipate that its reserve for uncertain tax positions will significantly increase or decrease during 2018; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision.

No tax years for Charter or Charter Communications Holding Company, LLC for income tax purposes, are currently under examination by the Internal Revenue Service ("IRS"). Charter's 2016 and 2017 tax years remain open for examination and assessment. Charter’s tax years ending 2015 through the short period return dated May 17, 2016 (prior to the acquisition of TWC and Bright House) remain subject to examination and assessment. Years prior to 2015 remain open solely for purposes of examination of Charter’s loss and credit carryforwards. The IRS is currently examining Charter Holdings’ income tax return for 2016. Charter Holdings’ 2017 tax year remains open for examination. The IRS is currently examining TWC’s income tax returns for 2011 through 2014. TWC’s tax year 2015 remains subject to examination and assessment. Prior to TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009 (the “Separation”), TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS is currently examining Time Warner’s 2008 through 2010 income tax returns. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations during the three and nine months ended September 30, 2018, nor does the Company anticipate a material impact in the future.

13.    Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to Charter shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the impact of potentially dilutive securities using the treasury stock and if-converted methods and is based on the weighted average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock, restricted

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

stock units, equity awards with market conditions and Charter Holdings convertible preferred units and common units. Charter Holdings common and convertible preferred units of 30 million and 31 million for the three and nine months ended September 30, 2018, respectively, and 35 million and 37 million for the three and nine months ended September 30, 2017, respectively, were not included in the computation of diluted earnings per share as their effect would have been antidilutive. The following is the computation of diluted earnings per common share for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Charter shareholders	$493	$48	$934	$342

Denominator:
Weighted average common shares outstanding, basic	230,554,633	253,923,805	234,159,830	262,074,603
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans	3,052,781	4,418,046	3,184,094	4,288,999
Weighted average common shares outstanding, diluted	233,607,414	258,341,851	237,343,924	266,363,602

Basic earnings per common share attributable to Charter shareholders	$2.14	$0.19	$3.99	$1.31
Diluted earnings per common share attributable to Charter shareholders	$2.11	$0.19	$3.93	$1.29

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

In December 2017, Charter and A/N entered into an amendment to the letter agreement (the “Letter Agreement”) that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis once Charter or Charter Holdings have repurchased shares of Class A common stock or Charter Holdings common units from A/N and its affiliates for an aggregate purchase price of $400 million which threshold has been reached.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Company is aware that Dr. John Malone, a director emeritus of Charter and Chairman of the board of directors and holder of 47.1% of voting interest in Liberty Broadband, may be deemed to have a 37.5% voting interest in Qurate Retail, Inc. ("Qurate," formerly known as Liberty Interactive Corporation) and is on the board of directors of Qurate. Qurate wholly owns HSN, Inc. (“HSN”) and QVC, Inc. (“QVC”). The Company has programming relationships with HSN and QVC. For the three and nine months ended September 30, 2018, the Company recorded revenue in aggregate of approximately $18 million and $51 million, respectively, and for the three and nine months ended September 30, 2017, the Company recorded revenue in aggregate of approximately $17 million and $50 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company’s footprint.

Dr. Malone and Mr. Steven Miron, a member of Charter’s board of directors, also serve on the board of directors of Discovery Communications, Inc., (“Discovery”). The Company is aware that Dr. Malone owns 93.6% of the series B common stock of Discovery, 6% of the series C common stock of Discovery and has a 28% voting interest in Discovery for the election of directors. The Company is aware that Advance/Newhouse Programming Partnership (“A/N PP”), an affiliate of A/N and of which Mr. Miron is the CEO, owns 100% of the Series A-1 preferred stock of Discovery and 100% of the Series C-1 preferred stock of Discovery and has a 24.2% voting interest for the election of directors. A/N PP has the right to appoint three directors out of a total of eleven directors to Discovery’s board to be elected by the holders of Discovery’s Series A-1 preferred stock. The Company purchases programming from Discovery pursuant to agreements entered into prior to Dr. Malone and Mr. Miron joining Charter’s board of directors. Based on publicly available information, the Company does not believe that Discovery would currently be considered a related party. The amount paid in the aggregate to Discovery represents less than 3% of total operating costs and expenses for the three and nine months ended September 30, 2018 and 2017.

Equity Investments

The Company has agreements with certain equity-method investees pursuant to which the Company has made or received related party transaction payments. The Company recorded payments to equity-method investees totaling $99 million and $248 million during the three and nine months ended September 30, 2018, respectively, and $62 million and $208 million during the three and nine months ended September 30, 2017, respectively.

15.     Contingencies

In August 2015, a purported stockholder of Charter, Matthew Sciabacucchi, filed a lawsuit in the Delaware Court of Chancery, on behalf of a putative class of Charter stockholders, challenging the transactions involving Charter, TWC, A/N, and Liberty Broadband announced by Charter on May 26, 2015. The lawsuit, which named as defendants Charter and its board of directors, alleged that the transactions resulted from breaches of fiduciary duty by Charter’s directors and that Liberty Broadband improperly benefited from the challenged transactions at the expense of other Charter stockholders. The lawsuit has proceeded to the discovery phase. Charter denies any liability, believes that it has substantial defenses, and intends to vigorously defend this lawsuit. Although Charter is unable to predict the outcome of this lawsuit, it does not expect the outcome will have a material effect on its operations, financial condition or cash flows.

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

Sprint filed a second suit against Charter on December 2, 2017 in the United States District Court for the District of Delaware. This suit alleges infringement of 15 patents related to the Company's provision of VoIP services (ten of which were already asserted against Legacy TWC in the matter described above). Charter will vigorously defend this case. While the Company is unable to predict the outcome of this Sprint suit, it does not expect that this litigation will have a material effect on its operations, financial condition, or cash flows.

Sprint filed a third suit against Charter on May 17, 2018 in the United States District Court for the Eastern District of Virginia. This suit alleges infringement of three patents related to the Company's video on demand services. The Company will vigorously defend this case. While the Company is unable to predict the outcome of this litigation, it does not expect that this litigation will have a material effect on its operations, financial condition, or cash flows.

The New York Public Service Commission (the “PSC”) has issued multiple orders against Charter including two orders on July 27, 2018 relating to the agreement by which the PSC approved Charter’s merger with TWC. One order finds that Charter had failed to satisfy one of its merger conditions by not extending its high speed broadband network according to the PSC’s recent interpretation of which homes and businesses Charter built to should count, and it directs the initiation of a court action to impose financial and other penalties on Charter. The second order, rescinds the PSC’s January 2016 approval of Charter’s acquisition of TWC’s New York operations and directs Charter to submit a plan to effect an orderly transition to a successor provider or providers for Charter to cease operations in New York within six months of the order.  As the PSC and Charter have entered into discussions with the possibility of resolving the PSC related matters, the PSC has extended such deadline on three occasions with the last extension requiring submission of an exit plan by December 24, 2018. On July 30, 2018, the PSC filed a petition for penalties and injunctive relief in the Supreme Court of the State of New York seeking penalties of $100,000 per day from June 18, 2018 and until Charter complies with the PSC order and also seeks injunctive relief from the court to enjoin failure to comply with the New York Public Service Laws or any regulation or order of the PSC. While the Company believes the actions by the PSC are without merit and intends to defend the actions vigorously and does not believe the results of the proceedings will have a material adverse effect on Charter, no assurance can be given that, should an adverse outcome result, it would not be material to its consolidated financial condition, results of operations or liquidity. The Company cannot predict the outcome of the PSC claims, including any negotiations, nor can it reasonably estimate a range of possible loss in the event of an adverse result.

On October 23, 2015, the New York Office of the Attorney General (the “NY AG”) began an investigation of TWC's advertised Internet speeds and other Internet product advertising. On February 1, 2017, the NY AG filed suit in the Supreme Court for the State of New York alleging that TWC's advertising of Internet speeds was false and misleading. The suit seeks restitution and injunctive relief. The Company continues to defend itself vigorously. Although no assurances can be made that such defenses would ultimately be successful, the Company does not expect that the outcome of this litigation will have a material adverse effect on its operations, financial condition or cash flows.

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	24,200	20,900	1,490,700	1,167,100
Restricted stock	500	—	10,200	9,500
Restricted stock units	13,500	5,100	518,900	283,000

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

As of September 30, 2018, total unrecognized compensation remaining to be recognized in future periods totaled $235 million for stock options, $2 million for restricted stock and $224 million for restricted stock units and the weighted average period over which they are expected to be recognized is two years for stock options, one year for restricted stock and two years for restricted stock units.

The Company recorded $71 million and $213 million of stock compensation expense for the three and nine months ended September 30, 2018, respectively, and $64 million and $198 million or the three and nine months ended and September 30, 2017, respectively, which is included in operating costs and expenses. The Company also recorded $5 million for the nine months ended September 30, 2018, and $6 million and $43 million for the three and nine months ended September 30, 2017, respectively, of expense related to accelerated vesting of equity awards of terminated employees, which is recorded in merger and restructuring costs in other operating expenses, net in the consolidated statements of operations.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The components of net periodic pension benefit (costs) for the three and nine months ended September 30, 2018 and 2017 are recorded in other pension benefits (costs) in the consolidated statements of operations and consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest cost	$(32)	$(33)	$(96)	$(101)
Expected return on plan assets	52	46	156	140
Remeasurement gain (loss), net	187	(30)	187	(30)
Net periodic pension benefit (costs)	$207	$(17)	$247	$9

During the three and nine months ended September 30, 2018 and 2017, settlements for lump-sum distributions to qualified and nonqualified pension plan participants exceeded the estimated annual interest cost of the plans. As a result, the pension liability and pension asset values were reassessed as of September 30, 2018 and 2017 utilizing remeasurement date assumptions in accordance with the Company's mark-to-market pension accounting policy to record gains and losses in the period in which a remeasurement event occurs. The $187 million remeasurement gain recorded during the three and nine months ended September 30, 2018 was primarily driven by the effects of an increase of the discount rate from 3.68% at December 31, 2017 to 4.24% at September 30, 2018. This was partially offset by a loss to record pension assets to fair value at September 30, 2018. The $30 million remeasurement loss recorded during the three and nine months ended September 30, 2017 was primarily driven by the adoption of the revised lump sum conversion mortality tables published by the Internal Revenue Service effective January 1, 2018, and the effects of a decrease of the discount rate from 4.20% at December 31, 2016 to 3.88% at September 30, 2017. The effects of these changes were partially offset by a gain to record pension assets to fair value at September 30, 2017. The expected long-term rate of return on plan assets has decreased from 6.50% at December 31, 2017 to 5.75% at September 30, 2018 reflecting changes in the mix of plan assets.

The Company made no cash contributions to the qualified pension plans during the three and nine months ended September 30, 2018 and 2017; however, the Company may make discretionary cash contributions to the qualified pension plans in the future. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified unfunded pension plan, the Company will continue to make contributions during 2018 to the extent benefits are paid.

18.     Recently Issued Accounting Standards

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

The January 1, 2018 adoption cumulative-effect adjustment consisted of an increase to other noncurrent assets of $120 million, an increase to accounts payable and accrued liabilities of $71 million, an increase to deferred income tax liabilities of $11 million

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

and an increase to total shareholders’ equity of $38 million. The Company applied the cumulative-effect adjustment to all contracts as of January 1, 2018. Operating results for the three and nine months ended September 30, 2018 are not materially different than results that would have been reported under guidance in effect before application of ASU 2014-09.

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

Enterprise Solutions

Enterprise Solutions include fiber-delivered communications and managed information technology solutions to larger businesses, as well as high-capacity last-mile data connectivity services to mobile and wireline carriers, Internet service providers, and other competitive carriers on a wholesale basis. Services are primarily offered on a subscription basis with a contractually specified and non-cancelable service period. The non-cancelable contract terms for enterprise services generally range from two to seven years. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized ratably over the contract period as the subscription services are delivered. Enterprise subscription services are billed as monthly recurring charges to customers and related installation services, if applicable, are billed upon completion of the customer installation. Installation services are not accounted for as distinct performance obligations, but rather a component of the connectivity services, and therefore upfront installation fees are deferred and recognized as revenue over the related contract period.

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

Mobile

At the end of the second quarter of 2018, the Company launched its mobile product which is available to residential customers subscribing to its Internet service. Mobile services are sold under an unlimited data plan or a by-the-gig data usage plan and revenue is recognized as the services are provided. Customers can purchase mobile devices and accessory products and have the option to pay for devices under an installment plan. Revenue is recognized from the sale of devices at the time of shipment.

The Company’s revenues by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Video	$4,332	$4,208	$12,987	$12,401
Internet	3,809	3,555	11,286	10,464
Voice	512	611	1,599	1,955
Residential revenue	8,653	8,374	25,872	24,820

Small and medium business	922	896	2,737	2,652
Enterprise	632	594	1,881	1,761
Commercial revenue	1,554	1,490	4,618	4,413

Advertising sales	440	373	1,223	1,091
Mobile	17	—	17	—
Other	228	221	673	655
	$10,892	$10,458	$32,403	$30,979

Fees imposed on the Company by various governmental authorities are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. Fees of $239 million and $730 million for the three and nine months ended September 30, 2018, respectively, and $244 million and $717 million for the three and nine months ended September 30, 2017, respectively, are reported in video, voice, mobile and commercial revenues, on a gross basis with a corresponding operating expense because the Company is acting as a principal. Certain taxes, such as sales taxes imposed on the Company’s customers, collected and remitted to state and local authorities, are recorded on a net basis because the Company is acting as an agent in such situation.

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

Contract Liabilities

Timing of revenue recognition may differ from the timing of invoicing to customers. Residential, small and medium business, and enterprise customers are invoiced for subscription services in advance of the service period. Deferred revenue liabilities, or contract liabilities, are recorded when the Company collects payments in advance of performing the services. Deferred revenue liabilities, or contract liabilities, are also recorded when the Company invoices customers upfront for installation services that are recognized as revenue over time. Residential and small and medium business installation revenues are deferred over the period the fee remains material to the customer. Enterprise installation revenues are deferred using a portfolio approach over the average contract life of each enterprise service category. As of September 30, 2018, current deferred revenue liabilities consisting of refundable customer prepayments of $410 million and upfront installation fees of $88 million were included in accounts payable and accrued liabilities. As of September 30, 2018, long-term deferred revenue liabilities consisting of enterprise upfront installation fees of $34 million were included in other long-term liabilities.

Contract Costs

The Company recognizes an asset for incremental costs of obtaining a contract with a customer if the amortization period of those costs is expected to be longer than one year and the costs are expected to be recovered. Enterprise sales commission costs meet the requirements to be deferred and, as a result, are recognized using a portfolio approach over a commission expense weighted-average enterprise contract period. Deferred enterprise commission costs are included in other noncurrent assets in the consolidated balance sheet and totaled $138 million as of September 30, 2018. As the amortization period of residential and small and medium business commissions costs is less than one year, the Company applies the practical expedient that allows such costs to be expensed as incurred. The Company has determined that the amortization period associated with residential and small and medium business commission costs is less than one year based on qualitative and quantitative factors.

The Company recognizes an asset for costs incurred to fulfill a contract when those costs are directly related to services provided under the contract, generate or enhance resources of the entity that will be used in performing service obligations under the contract, and are expected to be recovered. Up-front fees paid to MDUs, such as apartment building owners, in order to gain access to market and serve tenants who reside within the MDU meet the requirements to be deferred and, as a result, are recognized over the term of the MDU contract. Deferred upfront MDU fees are amortized on a straight-line basis and are included in other noncurrent assets in the consolidated balance sheet and totaled $266 million as of September 30, 2018. Amortization expense of $16 million and $46 million was included in regulatory, connectivity and produced content within operating expenses in the consolidated statements of operations for the three and nine months ended September 30, 2018, respectively. Residential and small and medium business installation costs not capitalized into property, plant and equipment are expensed as incurred under cable industry-specific guidance.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”)

In August 2016, the FASB issued ASU 2016-15 which clarifies how entities should classify cash receipts and cash payments related to eight specific cash flow matters on the statement of cash flows, with the objective of reducing existing diversity in practice. The Company adopted ASU 2016-15 on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact to the Company’s consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16")

In October 2016, the FASB issued ASU 2016-16 which requires both the selling entity and the buying entity in an intra-entity asset transfer (other than the transfer of inventory) to immediately recognize the current and deferred income tax consequences of the transaction.  Income tax effects of intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party.  The Company adopted the standard on January 1, 2018, using a modified retrospective approach, with the cumulative-effect adjustment recognized directly to shareholders equity for the income tax effects of intra-entity asset transfers (other than transfers of inventory) that happened before the adoption date.   The Company identified a $31 million increase to total shareholders' equity and corresponding increase to deferred tax assets related to the adoption, which was recorded during the three months ended September 30, 2018.

ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”)

In November 2016, the FASB issued ASU 2016-18 which requires that amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 on January 1, 2018. The new guidance will only be applicable to amounts described by the Company as restricted cash. As a result of the adoption of ASU 2016-18, $48 million of restricted cash was included in ending period cash, cash equivalents and restricted cash in the Company's consolidated statement of cash flow for the nine months ended September 30, 2018. The Company's consolidated statement of cash flows for the year ended December 31, 2016 will also be recast to present $22.3 billion of restricted cash as beginning of period cash, cash equivalents and restricted cash.

ASU No. 2017-09, Scope of Modification Accounting (“ASU 2017-09”)

In May 2017, the FASB issued ASU 2017-09 which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. ASU 2017-09 is applied prospectively to awards modified on or after the effective date. The Company adopted ASU 2017-09 on January 1, 2018. The adoption of ASU 2017-09 did not have a material impact to the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

ASU No. 2016-02, Leases (“ASU 2016-02”)

In February 2016, the FASB issued ASU 2016-02 which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  Lessees are allowed to account for short-term leases (i.e., leases with a term of 12 months or less) off-balance sheet, consistent with current operating lease accounting.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.

The Company plans to adopt ASU 2016-02 using the modified retrospective approach with a cumulative-effect adjustment recorded at the beginning of the period of adoption (January 1, 2019). Therefore, upon adoption, the Company will recognize and measure operating leases on the consolidated balance sheet without revising comparative period information or disclosure. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Company anticipates electing the transition package practical expedient which would eliminate the reassessment of past leases, classification and initial direct costs. The Company anticipates adopting the land easements practical expedient which allows adopters the ability not to retrospectively treat land easements as leases; however, must apply lease accounting prospectively to land easements if they meet the definition of a lease.

The Company’s adoption process of ASU 2016-02 is ongoing, including evaluating and quantifying the impact on its consolidated financial statements, identifying the population of leases (and embedded leases), implementing a selected technology solution and collecting and validating lease data. Although the Company has not yet completed the evaluation of the new standard, or quantified its impact, the Company expects its lease obligations designated as operating leases (as disclosed in Note 20 to the audited consolidated financial statements in its most recent Annual Report on Form 10-K) will be reported on the consolidated balance sheet upon adoption.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”)

In January 2017, the FASB issued ASU 2017-04 which eliminates step two from the goodwill impairment test. Under the new standard, to the extent the carrying amount of a reporting unit exceeds the fair value, the Company will record an impairment charge equal to the difference. The impairment charge recognized should not exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 will be effective for interim and annual periods beginning after December 15, 2019 (January 1, 2020 for the Company). Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is currently in the process of evaluating the impact that the adoption of ASU 2017-04 will have on its consolidated financial statements.

ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13")

In August 2018, the FASB issued ASU 2018-13 which amends fair value measurement disclosure requirements aiming to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. ASU 2018-13 will be effective for interim and annual periods beginning after December 15, 2019 (January 1, 2020 for the Company). Early adoption is permitted. The Company does not expect the adoption of ASU 2017-13 to have a material impact on its consolidated financial statements.

ASU No. 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14")

In August 2018, the FASB issued ASU 2018-14 which amends Accounting Standards Codification 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 will be effective for interim and annual periods beginning after December 15, 2021 (January 1, 2022 for the Company). Early adoption is permitted. The Company does not expect the adoption of ASU 2017-14 to have a material impact on its consolidated financial statements.

ASU No. 2018-15, Customer’s Accounting for Implementation Costs in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15")

In August 2018, the FASB issued ASU 2018-15 which requires upfront implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract to be amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-15 will be effective for annual and interim periods beginning after December 15, 2019 (January 1, 2020 for the Company). Early adoption is permitted. The Company is currently in the process of evaluating the impact that the adoption of ASU 2018-15 will have on its consolidated financial statements.

19.     Consolidating Schedules

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

The "Intermediate Holding Companies" column includes the assets and liabilities of the captive insurance company, a company wholly-owned by Charter outside of Charter Holdings and which does not, directly or indirectly, own any interest in Charter Holdings. The “Charter Operating and Restricted Subsidiaries” column is presented to comply with the terms of the Credit Agreement.

Condensed consolidating financial statements as of September 30, 2018 and December 31, 2017 and for the nine months ended September 30, 2018 and 2017 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of September 30, 2018

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$261	$—	$351	$—	$612
Accounts receivable, net	—	29	—	1,707	—	1,736
Receivables from related party	25	498	53	—	(576)	—
Prepaid expenses and other current assets	7	39	—	335	—	381
Total current assets	32	827	53	2,393	(576)	2,729

RESTRICTED CASH	—	48	—	—	—	48

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	447	—	34,293	—	34,740
Customer relationships, net	—	—	—	10,136	—	10,136
Franchises	—	—	—	67,319	—	67,319
Goodwill	—	—	—	29,554	—	29,554
Total investment in cable properties, net	—	447	—	141,302	—	141,749

INVESTMENT IN SUBSIDIARIES	54,440	61,513	79,969	—	(195,922)	—
LOANS RECEIVABLE – RELATED PARTY	246	674	526	—	(1,446)	—
OTHER NONCURRENT ASSETS	—	215	—	1,347	(3)	1,559

Total assets	$54,718	$63,724	$80,548	$145,042	$(197,947)	$146,085

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4	$861	$311	$7,335	$—	$8,511
Payables to related party	—	—	—	576	(576)	—
Current portion of long-term debt	—	—	—	3,339	—	3,339
Total current liabilities	4	861	311	11,250	(576)	11,850

LONG-TERM DEBT	—	—	18,724	50,411	—	69,135
LOANS PAYABLE – RELATED PARTY	—	—	—	1,446	(1,446)	—
DEFERRED INCOME TAXES	17,408	16	—	—	(3)	17,421
OTHER LONG-TERM LIABILITIES	201	308	—	1,942	—	2,451

SHAREHOLDERS’/MEMBER’S EQUITY
Controlling interest	37,105	54,440	61,513	79,969	(195,922)	37,105
Noncontrolling interests	—	8,099	—	24	—	8,123
Total shareholders’/member’s equity	37,105	62,539	61,513	79,993	(195,922)	45,228

Total liabilities and shareholders’/member’s equity	$54,718	$63,724	$80,548	$145,042	$(197,947)	$146,085

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2018

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
REVENUES	$37	$844	$—	$32,390	$(868)	$32,403

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	37	810	—	20,742	(868)	20,721
Depreciation and amortization	—	8	—	7,776	—	7,784
Other operating expenses, net	—	4	—	112	—	116
	37	822	—	28,630	(868)	28,621
Income from operations	—	22	—	3,760	—	3,782

OTHER INCOME (EXPENSES):
Interest income (expense), net	7	21	(762)	(1,896)	—	(2,630)
Other pension benefits	—	—	—	247	—	247
Other expense, net	—	(26)	—	(49)	—	(75)
Equity in income of subsidiaries	1,085	1,286	2,048	—	(4,419)	—
	1,092	1,281	1,286	(1,698)	(4,419)	(2,458)

Income before income taxes	1,092	1,303	1,286	2,062	(4,419)	1,324
Income tax expense	(158)	(7)	—	(13)	—	(178)
Consolidated net income	934	1,296	1,286	2,049	(4,419)	1,146
Less: Net income attributable to noncontrolling interests	—	(211)	—	(1)	—	(212)
Net income	$934	$1,085	$1,286	$2,048	$(4,419)	$934

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
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income
For the nine months ended September 30, 2018

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
Consolidated net income	$934	$1,296	$1,286	$2,049	$(4,419)	$1,146
Foreign currency translation adjustment	(1)	(1)	(1)	(1)	3	(1)
Consolidated comprehensive income	933	1,295	1,285	2,048	(4,416)	1,145
Less: Comprehensive income attributable to noncontrolling interests	—	(211)	—	(1)	—	(212)
Comprehensive income	$933	$1,084	$1,285	$2,047	$(4,416)	$933

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income
For the nine months ended September 30, 2017

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
Consolidated net income	$342	$545	$548	$1,213	$(2,150)	$498
Net impact of interest rate derivative instruments	4	4	4	4	(12)	4
Foreign currency translation adjustment	1	1	1	1	(3)	1
Consolidated comprehensive income	347	550	553	1,218	(2,165)	503
Less: Comprehensive income attributable to noncontrolling interests	—	(155)	—	(1)	—	(156)
Comprehensive income	$347	$395	$553	$1,217	$(2,165)	$347

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2018

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$4	$91	$(728)	$9,232	$—	$8,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(6,692)	—	(6,692)
Change in accrued expenses related to capital expenditures	—	—	—	(620)	—	(620)
Real estate investments through variable interest entities	—	(15)	—	—	—	(15)
Contributions to subsidiaries	(56)	(127)	(127)	—	310	—
Distributions from subsidiaries	3,217	3,763	4,491	—	(11,471)	—
Other, net	—	(10)	—	(93)	—	(103)
Net cash flows from investing activities	3,161	3,611	4,364	(7,405)	(11,161)	(7,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	11,552	—	11,552
Repayments of long-term debt	—	—	—	(8,964)	—	(8,964)
Borrowings (repayments) loans payable - related parties	(7)	—	—	7	—	—
Payments for debt issuance costs	—	—	—	(29)	—	(29)
Purchase of treasury stock	(3,214)	—	—	—	—	(3,214)
Proceeds from exercise of stock options	56	—	—	—	—	56
Purchase of noncontrolling interest	—	(473)	—	—	—	(473)
Distributions to noncontrolling interest	—	(113)	—	(1)	—	(114)
Contributions from parent	—	56	127	127	(310)	—
Distributions to parent	—	(3,217)	(3,763)	(4,491)	11,471	—
Borrowings for real estate investments through variable interest entities	—	170	—	—	—	170
Distributions to variable interest entities noncontrolling interest	—	(107)	—	—	—	(107)
Other, net	—	—	—	(7)	—	(7)
Net cash flows from financing activities	(3,165)	(3,684)	(3,636)	(1,806)	11,161	(1,130)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	18	—	21	—	39
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	—	291	—	330	—	621
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$—	$309	$—	$351	$—	$660

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2017

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$95	$80	$(504)	$9,025	$—	$8,696

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(6,096)	—	(6,096)
Change in accrued expenses related to capital expenditures	—	—	—	276	—	276
Contribution to subsidiary	(111)	—	(693)	—	804	—
Distributions from subsidiaries	7,759	8,641	5,912	—	(22,312)	—
Other, net	—	—	—	(63)	—	(63)
Net cash flows from investing activities	7,648	8,641	5,219	(5,883)	(21,508)	(5,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	4,747	7,368	—	12,115
Repayments of long-term debt	—	—	(775)	(4,759)	—	(5,534)
Borrowings (repayments) loans payable - related parties	(163)	—	—	163	—	—
Payments for debt issuance costs	—	—	(46)	(37)	—	(83)
Purchase of treasury stock	(7,748)	—	—	—	—	(7,748)
Proceeds from exercise of stock options	111	—	—	—	—	111
Purchase of noncontrolling interest	—	(922)	—	—	—	(922)
Distributions to noncontrolling interest	—	(115)	—	—	—	(115)
Contributions from parent	—	111	—	693	(804)	—
Distributions to parent	—	(7,759)	(8,641)	(5,912)	22,312	—
Other, net	—	—	—	(8)	—	(8)
Net cash flows from financing activities	(7,800)	(8,685)	(4,715)	(2,492)	21,508	(2,184)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(57)	36	—	650	—	629
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	57	154	—	1,324	—	1,535
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$—	$190	$—	$1,974	$—	$2,164

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter”) is the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to approximately 27.9 million residential and business customers at September 30, 2018. We also recently launched our mobile service to residential customers. In addition, we sell video and online advertising inventory to local, regional and national advertising customers and fiber-delivered communications and managed information technology ("IT") solutions to larger enterprise customers. We also own and operate regional sports networks and local sports, news and community channels and sell security and home management services in the residential marketplace.

Charter is a holding company whose principal asset is a controlling equity interest in Charter Communications Holdings, LLC (“Charter Holdings”), an indirect owner of Charter Communications Operating, LLC (“Charter Operating”) under which substantially all of the operations reside. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

Overview

In 2017, we completed the roll-out of Spectrum pricing and packaging ("SPP") to Time Warner Cable Inc. ("TWC") and Bright House Networks, LLC ("Bright House") markets simplifying our offers and improving our packaging of products, allowing us to deliver more value to new and existing customers. As of September 30, 2018, over 70% of our residential customers are in an SPP package. In 2017, we also began converting the remaining TWC and Bright House analog markets to an all-digital platform enabling us to deliver more HD channels and higher Internet speeds. As of September 30, 2018, 96% of our footprint was all-digital. Our corporate organization, as well as our marketing, sales and product development departments, are centralized. Field operations are managed through eleven regional areas, each designed to represent a combination of designated marketing areas. In 2017, we began migrating TWC and Bright House customer care centers to our model of using virtualized, U.S.-based in-house call centers. We are focused on deploying superior products and service with minimal service disruptions as we integrate our information technology and network operations. We intend to continue to insource the TWC and Bright House workforces in our call centers and in our field operations, which we expect to lead to lower customer churn and longer customer lifetimes. Our integration activities will continue in 2018 with the expectation that by 2019, we will have substantially integrated the practices and systems of Charter, TWC and Bright House.

At the end of the second quarter of 2018, we launched our mobile product, Spectrum Mobile, under our mobile virtual network operator ("MVNO") reseller agreement with Verizon Communications Inc. ("Verizon"). Our Spectrum mobile service is offered to our residential customers subscribing to our Internet service and runs on Verizon's mobile network combined with our existing network of in-home and outdoor WiFi hotspots. We began mass market advertising of Spectrum Mobile in September 2018. In the future, we may also offer our mobile service to small and medium business customers on similar terms. During the nine months ended September 30, 2018, we invested in our mobile operating partnership with Comcast Corporation, with a portion representing our equity investment in the partnership and a portion representing a prepayment of software development and related services for the mobile back office platform. As the partnership delivers services, we will reflect such services as capital or operating expense depending on the nature of services delivered. As a result of growth costs for a new product line and implementing our operating strategy across TWC and Bright House, we cannot be certain that we will be able to grow revenues or maintain our margins at recent historical rates. During the three and nine months ended September 30, 2018, revenues increased by $17 million, Adjusted EBITDA was reduced by approximately $77 million and $118 million, respectively, and free cash flow was reduced by approximately $149 million and $290 million, respectively, related to mobile.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Revenues	$10,892	$10,458	4.2%	$32,403	$30,979	4.6%
Adjusted EBITDA	$3,951	$3,819	3.5%	$11,895	$11,320	5.1%
Income from operations	$1,380	$909	51.7%	$3,782	$2,902	30.3%

Adjusted EBITDA is defined as consolidated net income plus net interest expense, income taxes, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, (gain) loss on financial instruments, net, other expense, net and other operating (income) expenses, such as merger and restructuring costs, special charges and (gain) loss on sale or retirement of assets. See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.

Growth in total revenue, Adjusted EBITDA and income from operations for the three and nine months ended September 30, 2018 compared to the corresponding prior periods was primarily due to growth in our residential Internet and commercial business customers. In addition to the items noted above, Adjusted EBITDA growth was offset by increases in operating costs and expenses primarily programming and mobile. Income from operations for the nine months ended September 30, 2018 was additionally affected by a decrease in depreciation and amortization, merger and restructuring costs and special charges, net.

The following table summarizes our customer statistics for video, Internet and voice as of September 30, 2018 and 2017 (in thousands except per customer data and footnotes).

	Approximate as of
	September 30,
	2018 (b)	2017 (a)(b)
Customer Relationships (c)
Residential	26,063	25,329
Small and Medium Business	1,792	1,623
Total Customer Relationships	27,855	26,952

Residential Primary Service Units (“PSU”)
Video	16,140	16,398
Internet	23,336	22,255
Voice	10,218	10,401
	49,694	49,054

Monthly Residential Revenue per Residential Customer (d)	$111.13	$110.66

Small and Medium Business PSUs
Video	488	438
Internet	1,594	1,429
Voice	1,024	898
	3,106	2,765

Monthly Small and Medium Business Revenue per Customer (e)	$173.52	$186.66

Enterprise PSUs (f)	243	210

(a)
Between the closing of the TWC and Bright House transactions in May 2016 through the first quarter of 2018, we reported our customer data and results using legacy company reporting methodologies. During the second quarter of 2018, we implemented certain reporting changes on a retrospective basis which allowed for the recasting of historical customer data and results using consistent definitions and reporting methodologies across all three legacy companies. TWC Hawaii customer statistics are expected to move to our standard methodology in 2019 and variances, if any, will be disclosed at that time.

(b)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of September 30, 2018 and 2017, customers include approximately 231,400 and 221,400 customers, respectively, whose accounts were over 60 days past due, approximately 23,100 and 21,100 customers, respectively, whose accounts were over 90 days past due and approximately 18,500 and 12,500 customers, respectively, whose accounts were over 120 days past due.

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

Results of Operations

In the second quarter of 2018, certain revenue line items and associated expenses were recast to reflect the customer changes described in note (a) under "Overview" above and to classify certain expenses more closely with organizational responsibility. There were no changes to total revenue, Adjusted EBITDA, capital expenditures, free cash flow or net income. The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$10,892	$10,458	$32,403	$30,979

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	7,012	6,703	20,721	19,857
Depreciation and amortization	2,482	2,701	7,784	7,846
Other operating expenses, net	18	145	116	374
	9,512	9,549	28,621	28,077
Income from operations	1,380	909	3,782	2,902

Other Expenses:
Interest expense, net	(901)	(788)	(2,630)	(2,250)
Loss on extinguishment of debt	—	—	—	(35)
Gain (loss) on financial instruments, net	12	17	—	(15)
Other pension benefits (costs)	207	(17)	247	9
Other expense, net	(5)	(3)	(75)	(14)
	(687)	(791)	(2,458)	(2,305)

Income before income taxes	693	118	1,324	597
Income tax expense	(109)	(26)	(178)	(99)
Consolidated net income	584	92	1,146	498
Less: Net income attributable to noncontrolling interests	(91)	(44)	(212)	(156)

Net income attributable to Charter shareholders	$493	$48	$934	$342

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$2.14	$0.19	$3.99	$1.31
Diluted	$2.11	$0.19	$3.93	$1.29

Weighted average common shares outstanding, basic	230,554,633	253,923,805	234,159,830	262,074,603
Weighted average common shares outstanding, diluted	233,607,414	258,341,851	237,343,924	266,363,602

Revenues. Total revenues grew $434 million and $1.4 billion for the three and nine months ended September 30, 2018, respectively, compared to the corresponding periods in 2017 primarily due to increases in the number of residential Internet and commercial business customers, price adjustments as well as the launch of our mobile service offset by a decrease in limited basic video customers.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Video	$4,332	$4,208	2.9%	$12,987	$12,401	4.7%
Internet	3,809	3,555	7.2%	11,286	10,464	7.9%
Voice	512	611	(16.2)%	1,599	1,955	(18.2)%
Residential revenue	8,653	8,374	3.3%	25,872	24,820	4.2%

Small and medium business	922	896	2.8%	2,737	2,652	3.2%
Enterprise	632	594	6.4%	1,881	1,761	6.8%
Commercial revenue	1,554	1,490	4.3%	4,618	4,413	4.7%

Advertising sales	440	373	18.1%	1,223	1,091	12.1%
Mobile	17	—	NM	17	—	NM
Other	228	221	3.3%	673	655	2.7%
	$10,892	$10,458	4.2%	$32,403	$30,979	4.6%

Video revenues consist primarily of revenues from basic and digital video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The increase in video revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2018 compared to three months ended September 30, 2017 Increase / (Decrease)	Nine months ended September 30, 2018 compared to nine months ended September 30, 2017 Increase / (Decrease)
Increase related to rate changes	$247	$878
Decrease in average residential video customers	(69)	(222)
Decrease in video on demand and pay-per-view	(54)	(70)
	$124	$586

The increases related to rate changes were primarily due to price adjustments including promotional roll-off, service level changes and bundle revenue allocation. Residential video customers decreased by 258,000 from September 30, 2017 to September 30, 2018.

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2018 compared to three months ended September 30, 2017 Increase / (Decrease)	Nine months ended September 30, 2018 compared to nine months ended September 30, 2017 Increase / (Decrease)
Increase in average residential Internet customers	$174	$519
Increase related to rate changes	80	303
	$254	$822

Residential Internet customers grew by 1,081,000 customers from September 30, 2017 to September 30, 2018. The increases related to rate changes were primarily due to price adjustments including promotional roll-off and bundle revenue allocation.

The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2018 compared to three months ended September 30, 2017 Increase / (Decrease)	Nine months ended September 30, 2018 compared to nine months ended September 30, 2017 Increase / (Decrease)
Decrease related to rate changes	$(92)	$(351)
Decrease in average residential voice customers	(7)	(5)
	$(99)	$(356)

The decreases related to rate changes were primarily due to value-based pricing and bundle revenue allocation. Residential voice customers decreased by 183,000 customers from September 30, 2017 to September 30, 2018.

The increase in small and medium business commercial revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2018 compared to three months ended September 30, 2017 Increase / (Decrease)	Nine months ended September 30, 2018 compared to nine months ended September 30, 2017 Increase / (Decrease)
Increase in small and medium business customers	$95	$285
Decrease related to rate changes	(69)	(200)
	$26	$85

Small and medium business PSUs grew by 341,000 from September 30, 2017 to September 30, 2018. The decreases related to rate changes were primarily due to value pricing related to SPP, net of promotional roll-off and price adjustments.

Enterprise PSUs increased 33,000 from September 30, 2017 to September 30, 2018. Enterprise revenues increased $38 million and $120 million during the three and nine months ended September 30, 2018 compared to the corresponding periods in 2017 primarily due to growth in customers.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues increased $67 million and $132 million during the three and nine months ended September 30, 2018, respectively, compared to the corresponding periods in 2017 primarily due to an increase in political and continued roll-out of addressability and newer advanced advertising products that allows for more targeted media purchases using our inventory.

Mobile revenues represent approximately $16 million of device revenues and approximately $1 million of service revenues related to our mobile service.

Other revenues consist of revenue from regional sports and news channels (excluding intercompany charges or advertising sales on those channels), home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues increased $7 million and $18 million during the three and nine months ended September 30, 2018, respectively, compared to the corresponding periods in 2017 primarily due to an increase in late payment fees.

Operating costs and expenses. The increases in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended September 30, 2018 compared to three months ended September 30, 2017 Increase / (Decrease)	Nine months ended September 30, 2018 compared to nine months ended September 30, 2017 Increase / (Decrease)
Programming	$79	$381
Regulatory, connectivity and produced content	23	86
Costs to service customers	31	107
Marketing	29	24
Mobile	94	135
Other	53	131
	$309	$864

Programming costs were approximately $2.8 billion and $2.7 billion, representing 40% of total operating costs and expenses for each of the three months ended September 30, 2018 and 2017, respectively, and $8.3 billion and $8.0 billion, representing 40% of total operating costs and expenses for each of the nine months ended September 30, 2018 and 2017, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, video on demand and pay-per-view programming. The increase in programming costs is primarily a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consents partly offset by lower video customers, pay-per-view and one-time programming benefits during the three and nine months ended September 30, 2018.  We expect programming expenses will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

Regulatory, connectivity and produced content increased $23 million and $86 million during the three and nine months ended September 30, 2018, respectively, compared to the corresponding periods in 2017 primarily due to the adoption of Accounting Standards Update 2014-09 as of January 1, 2018, which results in the reclassification of expenses related to the amortization of up-front fees paid to market and serve customers who reside in MDUs that were recorded in depreciation and amortization expense in the prior-year period to regulatory, connectivity and produced content expenses, as well as higher regulatory fees related to higher video revenue. For more information, see Note 18 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Costs to service customers increased $31 million and $107 million during the three and nine months ended September 30, 2018, respectively, compared to the corresponding periods in 2017 primarily due to an increase in bad debt expense.

Mobile costs of $94 million and $135 million for the three and nine months ended September 30, 2018, respectively, were comprised of mobile launch costs, device costs and mobile service and operating costs.

The change in other expense is attributable to the following (dollars in millions):

	Three months ended September 30, 2018 compared to three months ended September 30, 2017 Increase / (Decrease)	Nine months ended September 30, 2018 compared to nine months ended September 30, 2017 Increase / (Decrease)
Advertising sales expense	$23	$51
Property tax and insurance	8	28
Corporate costs	10	18
Enterprise	6	18
Stock compensation expense	7	15
Other	(1)	1
	$53	$131

Depreciation and amortization. Depreciation and amortization expense decreased by $219 million and $62 million during the three and nine months ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The decrease was primarily due to a decrease in depreciation and amortization as certain assets acquired from TWC and Bright House become fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Other operating expenses, net. The decrease in other operating expenses, net are attributable to the following (dollars in millions):

	Three months ended September 30, 2018 compared to three months ended September 30, 2017 Increase / (Decrease)	Nine months ended September 30, 2018 compared to nine months ended September 30, 2017 Increase / (Decrease)
Merger and restructuring costs	$(53)	$(203)
Special charges, net	(80)	(51)
(Gain) loss on sale of assets, net	6	(4)
	$(127)	$(258)

The decrease in merger and restructuring costs during the three and nine months ended September 30, 2018 compared to the corresponding periods in 2017 is primarily due to a decrease of approximately $33 million and $169 million of employee termination and retention costs, respectively. The decrease in special charges, net during the three and nine months ended September 30, 2018 compared to the corresponding prior periods is primarily due to a withdrawal liability from a multiemployer pension plan of approximately $22 million recorded during the nine months ended September 30, 2018 versus $83 million recorded during the three and nine months ended September 30, 2017. See Note 11 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. Net interest expense increased by $113 million and $380 million for the three and nine months ended September 30, 2018, respectively, compared to the corresponding periods in 2017 primarily as a result of an increase in weighted average debt outstanding of approximately $8 billion primarily due to the issuance of notes throughout 2017 and 2018 for general corporate purposes including stock buybacks.

Loss on extinguishment of debt. Loss on extinguishment of debt of $35 million for the nine months ended September 30, 2017 primarily represents losses recognized as a result of repurchases of CCO Holdings, LLC ("CCO Holdings") notes. For more information, see Note 5 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Gain (loss) on financial instruments, net. We recorded a gain of $12 million during the three months ended September 30, 2018, and a gain of $17 million and loss of $15 million during the three and nine months ended September 30, 2017, respectively. Gains and losses on financial instruments are primarily recognized due to changes in the fair value of our cross currency derivative instruments and the foreign currency remeasurement of the fixed-rate British pound sterling denominated notes (the “Sterling

Notes”) into U.S. dollars. For more information, see Note 8 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Other pension benefits (costs). Other pension benefits (costs) increased by $224 million and $238 million during the three and nine months ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The increase during the three and months ended September 30, 2018 compared to the corresponding periods in 2017 was primarily due to third quarter remeasurements as a result of significant lump sum settlement payments to participants. The remeasurements resulted in a $187 million gain in the third quarter of 2018 versus a $30 million loss in the third quarter of 2017. For more information, see Note 17 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Other expense, net. Other expense, net primarily represents equity losses on our equity-method investments.

Income tax expense. We recognized income tax expense of $109 million and $178 million for the three and nine months ended September 30, 2018, respectively, and $26 million and $99 million for the three and nine months ended September 30, 2017, respectively. Income tax expense increased year over year as a result of higher pretax income offset by the impacts of federal tax reform. For more information, see Note 12 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest for financial reporting purposes represents A/N’s portion of Charter Holdings’ net income based on its effective common unit ownership interest and the preferred dividend of $37 million and $112 million for each of the three and nine months ended September 30, 2018 and 2017, respectively. For more information, see Note 7 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income attributable to Charter shareholders. Net income attributable to Charter shareholders increased from $48 million for the three months ended September 30, 2017 to $493 million for the three months ended September 30, 2018, and from $342 million for the nine months ended September 30, 2017 to $934 million for the nine months ended September 30, 2018 primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $278 million and $816 million for the three and nine months ended September 30, 2018, respectively, and $262 million and $791 million for the three and nine months ended September 30, 2017, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated net income	$584	$92	$1,146	$498
Plus: Interest expense, net	901	788	2,630	2,250
Income tax expense	109	26	178	99
Depreciation and amortization	2,482	2,701	7,784	7,846
Stock compensation expense	71	64	213	198
Loss on extinguishment of debt	—	—	—	35
(Gain) loss on financial instruments, net	(12)	(17)	—	15
Other pension (benefits) costs	(207)	17	(247)	(9)
Other, net	23	148	191	388
Adjusted EBITDA	$3,951	$3,819	$11,895	$11,320

Net cash flows from operating activities	$2,804	$2,908	$8,599	$8,696
Less: Purchases of property, plant and equipment	(2,118)	(2,393)	(6,692)	(6,096)
Change in accrued expenses related to capital expenditures	(154)	79	(620)	276
Free cash flow	$532	$594	$1,287	$2,876

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

In April 2018, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $800 million aggregate principal amount of 5.375% senior notes due April 1, 2038 at a price of 98.846% of the aggregate principal amount and $1.7 billion aggregate principal amount of 5.750% senior notes due April 1, 2048 at a price of 99.706% of the aggregate principal amount. The net proceeds, together with cash on hand, were used to repay certain existing indebtedness, including the redemption of all of the outstanding $2.0 billion in aggregate principal amount of Time Warner Cable, LLC’s 6.750% notes due July 1, 2018, to pay related fees and expenses and for general corporate purposes, including funding buybacks of Charter Class A common stock and Charter Holdings common units.

In July 2018, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $400 million aggregate principal amount of senior floating rate notes due February 1, 2024 at par and $1.1 billion aggregate principal amount of 4.500% senior notes due February 1, 2024 at a price of 99.893% of the aggregate principal amount. In August 2018, Charter Operating and Charter Communications Operating Capital Corp. jointly issued an additional $500 million aggregate principal amount of senior floating rate notes due February 1, 2024 at a price of 101.479% of the aggregate principal amount. Interest on the floating rate notes accrues at LIBOR plus 1.650%. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including funding buybacks of Charter Class A common stock and Charter Holdings common units.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The principal amount of our debt as of September 30, 2018 was $71.5 billion, consisting of $9.6 billion of credit facility debt, $43.1 billion of investment grade senior secured notes and $18.9 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. As we launch our new mobile services, we expect an initial funding period to grow a new product as well as negative working capital impacts from the timing of device-related cash flows when we provide the handset or tablet to customers pursuant to equipment installment plans. Free cash flow was $532 million and $1.3 billion for the three and nine months ended September 30, 2018, respectively, and $594 million and $2.9 billion for the three and nine months ended September 30, 2017, respectively. The decrease in free cash flow for the nine months ended September 30, 2018 compared to the corresponding prior period is primarily due to an unfavorable change in working capital as well as an increase in capital expenditures partially offset by higher Adjusted EBITDA. As of September 30, 2018, the amount available under our credit facilities was approximately $3.4 billion and cash on hand was approximately $612 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as stock repurchases and dividends. Charter's target leverage remains at 4 to 4.5 times, and up to 3.5 times at the Charter Operating level. Our leverage was 4.5 as of September 30, 2018. We may increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. During the three and nine months ended September 30, 2018, Charter purchased approximately 3.0 million and 10.3 million shares, respectively, of Charter Class A common stock for approximately $929 million and $3.1 billion, respectively, and during the three and nine months ended September 30, 2017, Charter purchased approximately 9.5 million and 21.9 million shares, respectively, of Charter Class A common stock for approximately $3.5 billion and $7.6 billion, respectively.

In December 2017, Charter and A/N entered into an amendment to the letter agreement (the "Letter Agreement") that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis once Charter or Charter Holdings have repurchased shares of Class A common stock or Charter Holdings common units from A/N and its affiliates for an aggregate purchase price of $400 million which threshold has been reached. Charter Holdings purchased from A/N 0.5 million and 1.5 million Charter Holdings common units at an average price per unit of $292.81 and $306.11, or $145 million and $473 million, during the three and nine months ended September 30, 2018, respectively. Charter Holdings purchased from A/N 1.4 million and 2.7 million Charter Holdings common units at an average price per unit of $355.83 and $341.49, or $493 million and $922 million, during the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018, Charter had remaining board authority to purchase an additional $788 million of Charter’s Class A common stock and/or Charter Holdings common units. Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions.

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

Free Cash Flow

Free cash flow decreased $62 million and $1.6 billion during the three and nine months ended September 30, 2018, respectively, compared to the corresponding prior periods in 2017 due to the following (dollars in millions).

	Three months ended September 30, 2018 compared to three months ended September 30, 2017 Increase / (Decrease)	Nine months ended September 30, 2018 compared to nine months ended September 30, 2017 Increase / (Decrease)
Changes in working capital, excluding change in accrued interest	$(373)	$(1,364)
Decrease (increase) in capital expenditures	275	(596)
Increase in cash paid for interest, net	(141)	(379)
Increase in Adjusted EBITDA	132	575
Decrease in merger and restructuring costs	47	165
Other, net	(2)	10
	$(62)	$(1,589)

Free cash flow was reduced by $149 million and $290 million due to mobile during the three and nine months ended September 30, 2018, respectively, compared to the corresponding prior periods with impacts negatively affecting working capital, capital expenditures and Adjusted EBITDA. The decrease in working capital during the nine months ended September 30, 2018 compared to the corresponding prior period, excluding change in accrued interest, is primarily due to the timing of fourth quarter 2017 capital expenditures and other payments.

Limitations on Distributions

Distributions by our subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of September 30, 2018, there was no default under any of these indentures or credit facilities, and each subsidiary met its applicable leverage ratio tests based on September 30, 2018 financial results. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $612 million and $621 million in cash and cash equivalents as of September 30, 2018 and December 31, 2017, respectively. We also held $48 million in restricted cash as of September 30, 2018 representing escrowed funds of a consolidated variable interest entity. See Note 3 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Operating Activities. Net cash provided by operating activities decreased $97 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to changes in working capital, excluding the change in accrued interest and accrued expenses related to capital expenditures, that used $468 million more cash and an increase in cash paid for interest, net of $379 million offset by an increase in Adjusted EBITDA of $575 million and a decrease in merger and restructuring costs of $165 million and cash paid for taxes of $20 million.

Investing Activities. Net cash used in investing activities was $7.4 billion and $5.9 billion for the nine months ended September 30, 2018 and 2017, respectively. The increase in cash used was primarily due to an increase in capital expenditures and changes in accrued expenses related to capital expenditures.

Financing Activities. Net cash used in financing activities was $1.1 billion and $2.2 billion for the nine months ended September 30, 2018 and 2017, respectively. The decrease in cash used was primarily due to a decrease in the purchase of treasury stock and noncontrolling interest offset by a decrease in the amount by which borrowings of long-term debt exceeded repayments.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $2.1 billion and $6.7 billion for the three and nine months ended September 30, 2018, respectively, and $2.4 billion and $6.1 billion for the three and nine months ended September 30, 2017, respectively.  The increase during the nine months ended September 30, 2018 compared to the corresponding prior period was primarily due to higher scalable infrastructure related to the timing of spend and planned product improvements, higher support capital investments due to the timing of spend and mobile and higher line extensions as a result of regulatory merger conditions, offset by a decrease in CPE expenditures due to timing. See the table below for more details.

The actual amount of our capital expenditures in 2018 will depend on a number of factors, including our all-digital transition in the TWC and Bright House markets, further spend related to product development and growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures decreased by $620 million and increased by $276 million for the nine months ended September 30, 2018 and 2017, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three and nine months ended September 30, 2018 and 2017. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Customer premise equipment (a)	$675	$855	$2,437	$2,579
Scalable infrastructure (b)	505	632	1,578	1,282
Line extensions (c)	348	319	992	864
Upgrade/rebuild (d)	190	163	522	415
Support capital (e)	400	424	1,163	956
Total capital expenditures	$2,118	$2,393	$6,692	$6,096

Capital expenditures included in total related to:
Commercial services	$342	$342	$934	$945
All-digital transition	$42	$47	$316	$53
Mobile	$66	$—	$136	$—

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

Recently Issued Accounting Standards

See Note 18 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for a discussion of recently issued accounting standards.

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

As of September 30, 2018 and December 31, 2017, the weighted average interest rate on the credit facility debt was approximately 4.1% and 3.4%, respectively, and the weighted average interest rate on the senior notes was approximately 5.6% and 5.7%, respectively, resulting in a blended weighted average interest rate of 5.4% as of both time periods. The interest rate on approximately 85% and 86% of the total principal amount of our debt was effectively fixed as of September 30, 2018 and December 31, 2017, respectively.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of September 30, 2018 (dollars in millions).

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Debt:
Fixed-Rate	$—	$3,250	$3,500	$2,200	$4,250	$47,862	$61,062	$62,046
Average Interest Rate	—%	8.44%	4.19%	4.32%	4.70%	5.66%	5.61%

Variable Rate	$52	$207	$207	$207	$207	$9,596	$10,476	$10,497
Average Interest Rate	3.97%	4.44%	4.68%	4.68%	4.63%	4.84%	4.81%

Interest rates on variable-rate debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at September 30, 2018 including applicable bank spread.

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

During the quarter ended September 30, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

During this period, the New York Public Service Commission (the “PSC”) has issued multiple orders against Charter including denying a simple franchise transfer of a small upstate New York cable system that Charter had planned to quickly upgrade to bring robust broadband services to the community for the first time. These orders include two orders on July 27, 2018 relating to the agreement by which the PSC approved Charter’s merger with Time Warner Cable. One order rejected Charter’s arguments as to why Charter has complied with the merger conditions and finds that Charter had failed to satisfy one of its merger conditions by not extending its high speed broadband network according to the PSC’s recent interpretation of which homes and businesses Charter built to should count, and it directs the initiation of a court action to impose financial and other penalties on Charter. The second order, based primarily upon Charter’s progress in meeting its broadband expansion commitment as judged by the PSC, rescinds the PSC’s January 2016 approval of Charter’s acquisition of Time Warner Cable’s New York operations and directs Charter to submit a plan to effect an orderly transition to a successor provider or providers for Charter to cease operations in New York within six months of the order.  Such plan had been ordered to be submitted within 60 days of the July 27, 2018 order.   However, as the PSC and Charter have entered into discussions with the possibility of resolving the PSC related matters, the PSC has extended such deadline on three occasions with the last extension requiring submission of an exit plan by December 24, 2018. On July 30, 2018, the PSC filed a petition for penalties and injunctive relief in the Supreme Court of the State of New York seeking penalties of $100,000 per day from June 18, 2018 and until Charter complies with the PSC order and also seeks injunctive relief from the court to enjoin failure to comply with the New York Public Service Laws or any regulation or order of the PSC. Charter continues to believe that its plain reading of the merger conditions is correct and that it is in compliance with the merger conditions. Although Charter has entered into discussions with the PSC with the possibility of resolving the PSC matters, Charter has substantial defenses and appeal rights regarding the actions of the PSC and will aggressively defend against these unprecedented actions by the PSC. We expect these proceedings to continue for up to several years unless a settlement is reached. While we believe the actions by the PSC are without merit and intend to defend the actions vigorously and do not believe the results of the proceedings will have a material adverse effect on Charter, no assurance can be given that, should an adverse outcome result, it would not be material to our consolidated financial condition, results of operations or liquidity. We cannot predict the outcome of the PSC claims, including any negotiations, nor can we reasonably estimate a range of possible loss in the event of an adverse result.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2017 includes "Risk Factors" under Item 1A of Part I. There have been no material changes from the updated risk factors described in our Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(C) Purchases of Equity Securities by the Issuer

The following table presents Charter’s purchases of equity securities completed during the third quarter of 2018 (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - 31, 2018	637,778	$295.73	636,900	$1,419
August 1 - 31, 2018	1,229,115	$300.96	1,209,040	$1,081
September 1 - 30, 2018	1,200,941	$313.97	1,200,406	$788

(1)
Includes 878, 20,075 and 535 shares withheld from employees for the payment of taxes and exercise costs upon the exercise of stock options or vesting of other equity awards for the months of July, August and September 2018, respectively.

(2)
During the three months ended September 30, 2018, Charter purchased approximately 3.0 million shares of its Class A common stock for approximately $929 million. Charter Holdings purchased 0.5 million Charter Holdings common units from A/N at an average price per unit of $292.81, or $145 million, during the three months ended September 30, 2018. As of September 30, 2018, Charter had remaining board authority to purchase an additional $788 million of Charter’s Class A common stock and/or Charter Holdings common units. In addition to open market purchases including pursuant to Rule 10b5-1 plans adopted from time to time, Charter may also buy shares of Charter Class A common stock, from time to time, pursuant to private transactions outside of its Rule 10b5-1 plan and any such repurchases would also trigger the repurchases from A/N pursuant to and to the extent provided in the Letter Agreement.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President - Finance, Controller and
Date: October 26, 2018		Chief Accounting Officer

S- 1

Exhibit Index

Exhibit	Description

3.2	Bylaws of Charter Communications, Inc., as amended.*
10.1
Underwriting Agreement, dated as of June 28, 2018, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., CCO Holdings, LLC, as parent guarantor, the subsidiary guarantors party thereto and Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on July 3, 2018 (File No. 001-33664)).

10.2
Tenth Supplemental Indenture, dated as of July 3, 2018, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by Charter Communications, Inc. on July 9, 2018 (File No. 001-33664)).

10.3
Underwriting Agreement, dated as of August 9, 2018, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., CCO Holdings, LLC, as parent guarantor, the subsidiary guarantors party thereto and Morgan Stanley & Co. LLC, as underwriter (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on August 15, 2018 (File No. 001-33664)).

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
101**
The following financial statements from Charter Communications, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018, filed with the Securities and Exchange Commission on October 26, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

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