Form 10-Q
period 2019-03-31
CHARTER COMMUNICATIONS, INC. /MO/
filed 2019-04-30
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or

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

Number of shares of Class A common stock outstanding as of March 31, 2019: 223,408,074

Number of shares of Class B common stock outstanding as of March 31, 2019: 1

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2019

This quarterly report on Form 10-Q is for the three months ended March 31, 2019. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “Charter,” “we,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,451	$551
Accounts receivable, less allowance for doubtful accounts of
$144 and $129, respectively	1,578	1,733
Prepaid expenses and other current assets	722	446
Total current assets	3,751	2,730

RESTRICTED CASH	175	214

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $24,609 and $23,075, respectively	34,859	35,126
Customer relationships, net	8,997	9,565
Franchises	67,319	67,319
Goodwill	29,554	29,554
Total investment in cable properties, net	140,729	141,564

OPERATING LEASE RIGHT-OF-USE ASSETS	1,101	—
OTHER NONCURRENT ASSETS	1,501	1,622

Total assets	$147,257	$146,130
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,213	$8,805
Operating lease liabilities	205	—
Current portion of long-term debt	3,532	3,290
Total current liabilities	11,950	12,095

LONG-TERM DEBT	70,567	69,537
DEFERRED INCOME TAXES	17,473	17,389
LONG-TERM OPERATING LEASE LIABILITIES	981	—
OTHER LONG-TERM LIABILITIES	2,643	2,837

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
226,332,625 and 225,353,807 shares issued, respectively	—	—
Class B common stock; $.001 par value; 1,000 shares authorized;
1 share issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no shares issued and outstanding	—	—
Additional paid-in capital	33,643	33,507
Retained earnings	3,033	2,780
Treasury stock at cost; 2,924,551 and no shares, respectively	(940)	—
Accumulated other comprehensive loss	(2)	(2)
Total Charter shareholders’ equity	35,734	36,285
Noncontrolling interests	7,909	7,987
Total shareholders’ equity	43,643	44,272

Total liabilities and shareholders’ equity	$147,257	$146,130

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)
Unaudited

	Three Months Ended March 31,
	2019	2018
REVENUES	$11,206	$10,657

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	7,236	6,836
Depreciation and amortization	2,550	2,710
Other operating (income) expenses, net	(5)	69
	9,781	9,615
Income from operations	1,425	1,042

OTHER INCOME (EXPENSES):
Interest expense, net	(925)	(851)
Gain on financial instruments, net	37	63
Other pension benefits, net	9	20
Other expense, net	(110)	(23)
	(989)	(791)

Income before income taxes	436	251
Income tax expense	(119)	(28)
Consolidated net income	317	223
Less: Net income attributable to noncontrolling interests	(64)	(55)
Net income attributable to Charter shareholders	$253	$168

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$1.13	$0.71
Diluted	$1.11	$0.70

Weighted average common shares outstanding, basic	224,630,122	237,762,295
Weighted average common shares outstanding, diluted	227,595,365	241,420,722

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in millions)
Unaudited

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Charter Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity
BALANCE, December 31, 2018	$—	$—	$33,507	$2,780	$—	$(2)	$36,285	$7,987	$44,272
Consolidated net income	—	—	—	253	—	—	253	64	317
Stock compensation expense	—	—	85	—	—	—	85	—	85
Exercise of stock options	—	—	44	—	—	—	44	—	44
Purchases of treasury stock	—	—	—	—	(940)	—	(940)	—	(940)
Purchase of noncontrolling interest, net of tax	—	—	(15)	—	—	—	(15)	(74)	(89)
Change in noncontrolling interest ownership, net of tax	—	—	22	—	—	—	22	(29)	(7)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(39)	(39)
BALANCE, March 31, 2019	$—	$—	$33,643	$3,033	$(940)	$(2)	$35,734	$7,909	$43,643

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Charter Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity
BALANCE, December 31, 2017	$—	$—	$35,253	$3,832	$—	$(1)	$39,084	$8,447	$47,531
Consolidated net income	—	—	—	168	—	—	168	55	223
Stock compensation expense	—	—	72	—	—	—	72	—	72
Accelerated vesting of equity awards	—	—	5	—	—	—	5	—	5
Exercise of stock options	—	—	36	—	—	—	36	—	36
Cumulative effect of accounting changes	—	—	—	34	—	—	34	4	38
Purchases of treasury stock	—	—	—	—	(617)	—	(617)	—	(617)
Purchase of noncontrolling interest, net of tax	—	—	(28)	—	—	—	(28)	(90)	(118)
Change in noncontrolling interest ownership, net of tax	—	—	14	—	—	—	14	(20)	(6)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(39)	(39)
BALANCE, March 31, 2018	$—	$—	$35,352	$4,034	$(617)	$(1)	$38,768	$8,357	$47,125

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$317	$223
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	2,550	2,710
Stock compensation expense	85	72
Accelerated vesting of equity awards	—	5
Noncash interest income, net	(55)	(89)
Other pension benefits, net	(9)	(20)
Gain on financial instruments, net	(37)	(63)
Deferred income taxes	81	28
Other, net	98	38
Changes in operating assets and liabilities:
Accounts receivable	155	226
Prepaid expenses and other assets	(300)	(131)
Accounts payable, accrued liabilities and other	(199)	(300)
Net cash flows from operating activities	2,686	2,699

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,665)	(2,183)
Change in accrued expenses related to capital expenditures	(376)	(565)
Real estate investments through variable interest entities	(39)	—
Other, net	—	10
Net cash flows from investing activities	(2,080)	(2,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	6,884	2,929
Repayments of long-term debt	(5,572)	(2,185)
Payments for debt issuance costs	(25)	—
Purchase of treasury stock	(940)	(617)
Proceeds from exercise of stock options	44	36
Purchase of noncontrolling interest	(93)	(127)
Distributions to noncontrolling interest	(39)	(39)
Other, net	(4)	(3)
Net cash flows from financing activities	255	(6)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	861	(45)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	765	621
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$1,626	$576

CASH PAID FOR INTEREST	$966	$1,007
CASH PAID FOR TAXES	$4	$1

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

1.    Organization and Basis of Presentation

Organization

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter,” or the “Company”) is the second largest cable operator in the United States and a leading broadband communications company providing video, Internet and voice services to residential and business customers. The Company also recently launched its mobile service to residential customers. In addition, the Company sells video and online advertising inventory to local, regional and national advertising customers and fiber-delivered communications and managed information technology solutions to larger enterprise customers. The Company also owns and operates regional sports networks and local sports, news and community channels.

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

Certain prior period amounts have been reclassified to conform with the 2019 presentation.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

2.    Franchises, Goodwill and Other Intangible Assets

Indefinite-lived and finite-lived intangible assets consist of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises	$67,319	$—	$67,319	$67,319	$—	$67,319
Goodwill	29,554	—	29,554	29,554	—	29,554
Trademarks	159	—	159	159	—	159
	$97,032	$—	$97,032	$97,032	$—	$97,032

Finite-lived intangible assets:
Customer relationships	$18,229	$(9,232)	$8,997	$18,229	$(8,664)	$9,565
Other intangible assets	409	(103)	306	409	(92)	317
	$18,638	$(9,335)	$9,303	$18,638	$(8,756)	$9,882

Amortization expense related to customer relationships and other intangible assets for the three months ended March 31, 2019 and 2018 was $578 million and $645 million, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows:

Nine months ended December 31, 2019	$1,576
2020	1,873
2021	1,597
2022	1,327
2023	1,070
Thereafter	1,860
$9,303

Actual amortization expense in future periods will differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

3.    Investments

Real Estate Investments through Variable Interest Entities

In July 2018, the Company's build-to-suit lease arrangement with a single-asset special purpose entity ("SPE") to build a new Charter headquarters in Stamford, Connecticut obtained all approvals and was made effective. The SPE obtained a first-lien mortgage note to finance the construction with fixed monthly payments through July 15, 2035 with a 5.612% coupon interest rate. All payments of the mortgage note are guaranteed by Charter. The initial term of the lease is 15 years commencing August 1, 2020, with no termination options. At the end of the lease term there is a mirrored put option for the SPE to sell the property to Charter and call option for Charter to purchase the property for a fixed purchase price. As the Company has determined the SPE is a variable interest entity ("VIE") of which it became the primary beneficiary upon the effectiveness of the arrangement, the Company has consolidated the assets and liabilities of the SPE in its consolidated balance sheet as of March 31, 2019 and December 31, 2018 as follows.

	March 31, 2019	December 31, 2018
Assets
Current assets	$2	$2
Restricted cash	$175	$214
Property, plant and equipment	$173	$130
Liabilities
Current liabilities	$2	$—
Other long-term liabilities	$348	$346

Property, plant and equipment includes land, a parking garage and building construction costs, including the capitalization of qualifying interest. As of March 31, 2019 and December 31, 2018, other long-term liabilities include $342 million in VIE's mortgage note liability and $6 million and $4 million, respectively, in liability-classified noncontrolling interest representing the residual initial fair value upon consolidation, along with accretion towards settlement of the put/call option in the lease.

The consolidated statement of cash flows for the three months ended March 31, 2019 includes a decrease to restricted cash of $39 million primarily related to building construction costs.

Equity-Method Investments

During the three months ended March 31, 2019, the Company recorded an impairment on equity-method investments of approximately $110 million which was recorded in other expense, net in the consolidated statements of operations.

4.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Accounts payable – trade	$661	$758
Deferred revenue	487	494
Accrued liabilities:
Programming costs	2,147	2,044
Labor	864	1,052
Capital expenditures	1,066	1,472
Interest	1,088	1,045
Taxes and regulatory fees	490	526
Property and casualty	446	424
Other	964	990
	$8,213	$8,805

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

5.    Leases

The primary leased asset classes of the Company include real estate, dark fiber, colocation facilities and other equipment. The lease agreements include both lease and non-lease components, which the Company accounts for separately depending on the election made for each leased asset class. For real estate and dark fiber leased asset classes, the Company accounts for lease and non-lease components as a single lease component and includes all fixed payments in the measurement of lease liabilities and lease assets. For colocation facilities leased asset class, the Company accounts for lease and non-lease components separately including only the fixed lease payment component in the measurement of lease liabilities and lease assets.

In addition to fixed lease payments, certain of the Company’s lease agreements include variable lease payments which are tied to an index or rate such as the change in the Consumer Price Index. These variable payments are not included in the measurement of the lease liabilities and lease assets.

Lease assets and lease liabilities are initially recognized based on the present value of the future lease payments over the expected lease term. As for most leases the implicit rate is not readily determinable, the Company uses a discount rate in determining the present value of future payments based on the yield-to-maturity of the Company’s secured publicly traded USD denominated debt instruments interpolating the duration of the debt to the term of the executed lease.

The Company’s leases have base rent periods and some with optional renewal periods. Leases with base rent periods of less than 12 months are not recorded on the balance sheet. For purposes of measurement of lease liabilities, the expected lease terms may include renewal options when it is reasonably certain that the Company will exercise such options. Based on conditions of the Company's existing leases and its overall business strategies, the majority of the Company's renewal options are not reasonably certain in determining the expected lease term. The Company will periodically reassess expected lease terms (and purchase options, if applicable) based on significant triggering events or compelling economic reasons to exercise such options.

The Company’s primary lease income represents sublease income on certain real estate leases. Sublease income is included in other revenue and presented gross from rent expense. For customer premise equipment ("CPE") where such CPE would qualify as a lease, the Company applies the practical expedient to combine the operating lease with the subscription service revenue as a single performance obligation in accordance with revenue recognition accounting guidance as the subscription service is the predominant component.

The components of lease related expenses, net are as follows.

Three Months Ended March 31, 2019
Operating lease expense (a)	$107

Finance lease expense:
Amortization of right-of-use assets	20
Interest on lease liabilities	1
Total finance lease expense	21

Sublease income	(7)
Total lease related expenses, net	$121

(a)	Includes short-term leases and variable leases costs of $39 million.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Supplemental cash flow information related to leases is as follows.

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$71
Operating cash flows from finance leases	$1
Financing cash flows from finance leases	$3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$56
Finance leases	$25

Supplemental balance sheet information related to leases is as follows.

March 31, 2019
Operating leases:
Operating lease right-of-use assets	$1,101

Current operating lease liabilities	$205
Long-term operating lease liabilities	981
Total operating lease liabilities	$1,186

Finance leases:
Finance lease right-of-use assets (included within property, plant and equipment, net)	$204

Current finance lease liabilities (included within accounts payable and accrued liabilities)	$6
Long-term finance lease liabilities (included within other long-term liabilities)	98
Total finance lease liabilities	$104

Weighted average remaining lease term
Operating leases	6.9 years
Finance leases	13.5 years

Weighted average discount rate
Operating leases	4.5%
Finance leases	5.6%

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Maturities of lease liabilities are as follows.

	Operating leases	Finance leases
Nine months ended December 31, 2019	$215	$8
2020	263	11
2021	220	12
2022	184	12
2023	155	12
Thereafter	463	95
Undiscounted lease cash flow commitments	1,500	150
Reconciling impact from discounting	(314)	(46)
Lease liabilities on consolidated balance sheet as of March 31, 2019	$1,186	$104

The following table presents the Company’s unadjusted lease commitments as of December 31, 2018 as a required disclosure for companies adopting the lease standard prospectively without revising comparative period information.

	Operating leases	Finance leases
2019	$286	$10
2020	254	9
2021	207	9
2022	170	9
2023	143	10
Thereafter	440	64
	$1,500	$111

6.    Long-Term Debt

Long-term debt consists of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
5.250% senior notes due March 15, 2021	$500	$498	$500	$498
5.250% senior notes due September 30, 2022	1,250	1,238	1,250	1,238
5.125% senior notes due February 15, 2023	1,000	994	1,000	994
4.000% senior notes due March 1, 2023	500	497	500	496
5.125% senior notes due May 1, 2023	1,150	1,144	1,150	1,144
5.750% senior notes due September 1, 2023	500	497	500	497
5.750% senior notes due January 15, 2024	1,000	994	1,000	993
5.875% senior notes due April 1, 2024	1,700	1,689	1,700	1,688
5.375% senior notes due May 1, 2025	750	746	750	745
5.750% senior notes due February 15, 2026	2,500	2,468	2,500	2,467
5.500% senior notes due May 1, 2026	1,500	1,490	1,500	1,490
5.875% senior notes due May 1, 2027	800	795	800	795
5.125% senior notes due May 1, 2027	3,250	3,220	3,250	3,219
5.000% senior notes due February 1, 2028	2,500	2,466	2,500	2,466

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications Operating, LLC:
3.579% senior notes due July 23, 2020	2,000	1,994	2,000	1,992
4.464% senior notes due July 23, 2022	3,000	2,983	3,000	2,982
Senior floating rate notes due February 1, 2024	900	902	900	903
4.500% senior notes due February 1, 2024	1,100	1,092	1,100	1,091
4.908% senior notes due July 23, 2025	4,500	4,467	4,500	4,466
3.750% senior notes due February 15, 2028	1,000	986	1,000	986
4.200% senior notes due March 15, 2028	1,250	1,240	1,250	1,240
5.050% senior notes due March 30, 2029	1,250	1,240	—	—
6.384% senior notes due October 23, 2035	2,000	1,982	2,000	1,982
5.375% senior notes due April 1, 2038	800	786	800	785
6.484% senior notes due October 23, 2045	3,500	3,467	3,500	3,467
5.375% senior notes due May 1, 2047	2,500	2,506	2,500	2,506
5.750% senior notes due April 1, 2048	2,450	2,390	1,700	1,683
6.834% senior notes due October 23, 2055	500	495	500	495
Credit facilities	10,639	10,557	10,038	9,959
Time Warner Cable, LLC:
8.750% senior notes due February 14, 2019	—	—	1,250	1,260
8.250% senior notes due April 1, 2019	2,000	2,000	2,000	2,030
5.000% senior notes due February 1, 2020	1,500	1,532	1,500	1,541
4.125% senior notes due February 15, 2021	700	719	700	721
4.000% senior notes due September 1, 2021	1,000	1,030	1,000	1,033
5.750% sterling senior notes due June 2, 2031 (a)	815	875	796	855
6.550% senior debentures due May 1, 2037	1,500	1,679	1,500	1,680
7.300% senior debentures due July 1, 2038	1,500	1,778	1,500	1,780
6.750% senior debentures due June 15, 2039	1,500	1,717	1,500	1,719
5.875% senior debentures due November 15, 2040	1,200	1,256	1,200	1,256
5.500% senior debentures due September 1, 2041	1,250	1,258	1,250	1,258
5.250% sterling senior notes due July 15, 2042 (b)	847	817	827	798
4.500% senior debentures due September 15, 2042	1,250	1,140	1,250	1,140
Time Warner Cable Enterprises LLC:
8.375% senior debentures due March 15, 2023	1,000	1,180	1,000	1,191
8.375% senior debentures due July 15, 2033	1,000	1,295	1,000	1,298
Total debt	73,351	74,099	71,961	72,827
Less current portion:
8.750% senior notes due February 14, 2019	—	—	(1,250)	(1,260)
8.250% senior notes due April 1, 2019	(2,000)	(2,000)	(2,000)	(2,030)
5.000% senior notes due February 1, 2020	(1,500)	(1,532)	—	—
Long-term debt	$69,851	$70,567	$68,711	$69,537

(a)	Principal amount includes £625 million remeasured at $815 million and $796 million as of March 31, 2019 and December 31, 2018, respectively, using the exchange rate at the respective dates.

(b)	Principal amount includes £650 million remeasured at $847 million and $827 million as of March 31, 2019 and December 31, 2018, respectively, using the exchange rate at the respective dates.

The accreted values presented in the table above represent the principal amount of the debt less the original issue discount at the time of sale, deferred financing costs, and, in regards to Time Warner Cable, LLC and Time Warner Cable Enterprises LLC debt assumed, fair value premium adjustments as a result of applying acquisition accounting plus the accretion of those amounts to the

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. In regards to the fixed-rate British pound sterling denominated notes (the “Sterling Notes”), the principal amount of the debt and any premium or discount is remeasured into U.S. dollars as of each balance sheet date. See Note 9. The Company has availability under the Charter Operating credit facilities of approximately $4.6 billion as of March 31, 2019.

In January 2019, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.25 billion aggregate principal amount of 5.050% senior notes due 2029 at a price of 99.935% of the aggregate principal amount and an additional $750 million aggregate principal amount of 5.750% senior notes due 2048 at a price of 94.970% of the aggregate principal amount. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including funding buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness, including repaying at maturity Time Warner Cable, LLC's 8.750% senior notes due 2019.

In January 2019, Charter Operating entered into an amendment to its Credit Agreement raising $1.7 billion of new term loan A-3 and increasing revolving loan capacity to $4.75 billion. In addition, the majority of term loan A-2 holders converted to term loan A-3 and essentially all revolver commitments were extended to 2024. Pricing on the new term loan A-3 is LIBOR plus 1.50%. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including funding buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness, including repaying at maturity Time Warner Cable, LLC's 8.250% senior notes due 2019.

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

7.    Common Stock

The following represents the Company's purchase of Charter Class A common stock and the effect on the consolidated statements of cash flows during the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019		2018
	Shares	$	Shares	$
Share buybacks	2,615,717	$870	1,593,046	$556
Income tax withholding	214,615	70	173,046	61
Exercise cost	94,219		4,663
	2,924,551	$940	1,770,755	$617

As of March 31, 2019, Charter had remaining board authority to purchase an additional $461 million of Charter’s Class A common stock and/or Charter Holdings common units. The Company also withholds shares of its Class A common stock in payment of income tax withholding owed by employees upon vesting of equity awards as well as exercise costs owed by employees upon exercise of stock options.

In 2018, Charter’s board of directors approved the retirement of the then currently held treasury stock and those shares were retired as of December 31, 2018. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders’ equity.

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

Net income of Charter Holdings attributable to A/N’s common noncontrolling interest for financial reporting purposes is based on the effective common ownership interest of approximately 8% during 2019 and 9% during 2018, and was $26 million and $17 million for the three months ended March 31, 2019 and 2018, respectively. Net income of Charter Holdings attributable to A/N's preferred noncontrolling interest for financial reporting purposes is based on the preferred dividend which was $38 million for each of the three months ended March 31, 2019 and 2018.

The following table represents Charter Holdings' purchase of Charter Holdings common units from A/N pursuant to the Letter Agreement (see Note 17) and the effect on total shareholders' equity during the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Number of units purchased	302,942	369,475
Average price per unit	$308.42	$343.88
Amount of units purchased	$93	$127
Decrease in noncontrolling interest based on carrying value	$(74)	$(90)
Decrease in additional paid-in-capital, net of tax	$(15)	$(28)

Total shareholders' equity was also adjusted during the three months ended March 31, 2019 and 2018 due to the changes in Charter Holdings' ownership as follows.

	Three Months Ended March 31,
	2019	2018
Decrease in noncontrolling interest	$(29)	$(20)
Increase in additional paid-in-capital, net of tax	$22	$14

9.     Accounting for Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage foreign exchange risk on the Sterling Notes, and does not hold or issue derivative instruments for speculative trading purposes.

Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The Company is required to post collateral on the cross-currency derivative instruments when the derivative contracts are in a liability position. In May 2016, the Company entered into a collateral holiday agreement for 80% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years. The fair value of the Company's cross-currency derivatives on its consolidated balance sheets was $160 million and $237 million included in other long-term liabilities as of March 31, 2019 and December 31, 2018, respectively.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The effect of financial instruments on the consolidated statements of operations is presented in the table below.

	Three Months Ended March 31,
	2019	2018
Gain on Financial Instruments, Net:
Change in fair value of cross-currency derivative instruments	$77	$128
Foreign currency remeasurement of Sterling Notes to U.S. dollars	(40)	(65)
	$37	$63

10.    Fair Value Measurements

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of March 31, 2019 and December 31, 2018 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, restricted cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Financial instruments accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy include the Company's cross-currency derivative instruments and were valued at $160 million and $237 million as of March 31, 2019 and December 31, 2018, respectively.

The estimated fair value of the Company’s senior notes and debentures as of March 31, 2019 and December 31, 2018 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2. The carrying amount of the consolidated variable interest entity's mortgage note liability approximates fair value.

A summary of the carrying value and fair value of debt as of March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes and debentures	$63,542	$65,304	$62,868	$61,087
Credit facilities	$10,557	$10,564	$9,959	$9,608

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as equity-method investments, franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

circumstances, such as when there is evidence that an impairment may exist.  No material impairments were recorded during the three months ended March 31, 2019 and 2018.

11.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended March 31,
	2019	2018
Programming	$2,865	$2,752
Regulatory, connectivity and produced content	561	533
Costs to service customers	1,822	1,854
Marketing	735	751
Mobile	260	8
Other	993	938
	$7,236	$6,836

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

12.     Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the periods presented:

	Three Months Ended March 31,
	2019	2018
Special charges, net	$(4)	$76
Gain on sale of assets, net	(1)	(7)
	$(5)	$69

Special charges, net

Special charges, net primarily includes employee termination costs and net amounts of litigation settlements. The three months ended March 31, 2018 includes $43 million of merger and restructuring costs as well as a $22 million charge related to the Company's withdrawal liability from a multiemployer pension plan.

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended March 31,
	2019	2018
Stock options	1,750,900	1,429,800
Restricted stock units	673,700	483,700

Charter stock options and restricted stock units generally cliff vest upon the three year anniversary of each grant. Certain stock options and restricted stock units vest based on achievement of stock price hurdles. Stock options generally expire ten years from the grant date and restricted stock units have no voting rights. Restricted stock generally vests one year from the date of grant. Time Warner Cable Inc. ("TWC") restricted stock units that were converted into Charter restricted stock units generally vest 50% on each of the third and fourth anniversary of the grant date.

As of March 31, 2019, total unrecognized compensation remaining to be recognized in future periods totaled $298 million for stock options, $0.2 million for restricted stock and $336 million for restricted stock units and the weighted average period over which they are expected to be recognized is two years for stock options, one month for restricted stock and two years for restricted stock units.

The Company recorded $85 million and $72 million of stock compensation expense for the three months ended March 31, 2019 and 2018, respectively, which is included in operating costs and expenses. The Company also recorded $5 million of expense related to accelerated vesting of equity awards of terminated employees, which is recorded in other operating expenses, net in the consolidated statements of operations for the three months ended March 31, 2018.

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

The Company recorded income tax expense of $119 million and $28 million for the three months ended March 31, 2019 and 2018, respectively. Income tax expense increased year over year primarily as a result of higher pretax income.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination. The Company has recorded unrecognized tax benefits totaling approximately $181 million and $180 million, excluding interest and penalties, as of March 31, 2019 and December 31, 2018, respectively. The Company does not currently anticipate that its reserve for uncertain tax positions will significantly increase or decrease during 2019; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision.

No tax years for Charter or Charter Communications Holding Company, LLC for income tax purposes, are currently under examination by the Internal Revenue Service ("IRS"). Charter's 2016 through 2018 tax years remain open for examination and assessment. Charter’s tax years ending 2015 through the short period return dated May 17, 2016 (prior to the acquisition of TWC and Bright House Networks, LLC) remain subject to examination and assessment. Years prior to 2015 remain open solely for purposes of examination of Charter’s loss and credit carryforwards. The IRS is currently examining Charter Holdings’ income tax return for 2016. Charter Holdings’ 2017 and 2018 tax years remains open for examination and assessment. The IRS is currently examining TWC’s income tax returns for 2011 through 2014. TWC’s tax year 2015 remains subject to examination and assessment. Prior to TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009, TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS has examined Time Warner’s 2008 through 2010 income tax returns and the results are under appeal. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations during the three months ended March 31, 2019, nor does the Company anticipate a material impact in the future.

15.    Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to Charter shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the impact of potentially dilutive securities using the treasury stock and if-converted methods and is based on the weighted average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock, restricted stock units, equity awards with market conditions and Charter Holdings convertible preferred units and common units. Charter Holdings common and convertible preferred units of 29 million and 31 million for the three months ended March 31, 2019 and 2018, respectively, were not included in the computation of diluted earnings per share as their effect would have been antidilutive. The following is the computation of diluted earnings per common share for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to Charter shareholders	$253	$168

Denominator:
Weighted average common shares outstanding, basic	224,630,122	237,762,295
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans	2,965,243	3,658,427
Weighted average common shares outstanding, diluted	227,595,365	241,420,722

Basic earnings per common share attributable to Charter shareholders	$1.13	$0.71
Diluted earnings per common share attributable to Charter shareholders	$1.11	$0.70

16.     Comprehensive Income

Comprehensive income equaled consolidated net income for both the three months ended March 31, 2019 and 2018.

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

In December 2017, Charter and A/N entered into an amendment to the letter agreement (the “Letter Agreement”) that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis.

The Company is aware that Dr. John Malone, a director emeritus of Charter and Chairman of the board of directors and holder of 49.0% of voting interest in Liberty Broadband, may be deemed to have a 39.9% voting interest in Qurate Retail, Inc. ("Qurate") and is on the board of directors of Qurate. Qurate wholly owns HSN, Inc. (“HSN”) and QVC, Inc. (“QVC”). The Company has programming relationships with HSN and QVC. For the three months ended March 31, 2019 and 2018, the Company recorded revenue in aggregate of approximately $12 million and $16 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company’s footprint.

Dr. Malone and Mr. Steven Miron, a member of Charter’s board of directors, also serve on the board of directors of Discovery Communications, Inc., (“Discovery”). The Company is aware that Dr. Malone owns 1.2% of the series A common stock, 93.6% of the series B common stock and 2.6% of the series C common stock of Discovery and has a 28.2% voting interest in Discovery for the election of directors. The Company is aware that Advance/Newhouse Programming Partnership (“A/N PP”), an affiliate of A/N and of which Mr. Miron is the CEO, owns 100% of the Series A-1 preferred stock of Discovery and 100% of the Series C-1 preferred stock of Discovery and has a 24.1% voting interest for the election of directors. A/N PP has the right to appoint three directors out of a total of eleven directors to Discovery’s board to be elected by the holders of Discovery’s Series A-1 preferred stock. The Company purchases programming from Discovery pursuant to agreements entered into prior to Dr. Malone and Mr. Miron joining Charter’s board of directors. Based on publicly available information, the Company does not believe that Discovery would currently be considered a related party. The amount paid in the aggregate to Discovery represents less than 2% of total operating costs and expenses for the three months ended March 31, 2019 and 2018.

Equity Investments

The Company has agreements with certain equity-method investees pursuant to which the Company has made or received related party transaction payments. The Company recorded payments to equity-method investees totaling $86 million and $63 million during the three months ended March 31, 2019 and 2018, respectively.

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

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the U.S. District Court for the District of Kansas alleging that TWC infringed certain U.S. patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. At the trial, the jury returned a verdict of $140 million against TWC and further concluded that TWC had willfully infringed Sprint’s patents. The court subsequently declined to enhance the damage award as a result of the purported willful infringement and awarded Sprint an additional $6 million, representing pre-judgment interest on the damages award. The Company appealed the case to the United States Court of Appeals for the Federal Circuit where the Company lost the appeal. The Company expects to petition the Supreme Court as the Company continues to pursue its appeal rights. In addition to its appeal, the Company continues to pursue indemnity from one of its vendors and has brought a patent suit against Sprint (TC Tech, LLC v. Sprint) in the U.S. District Court for the District of Delaware implicating Sprint's LTE technology.  The impact of the Sprint verdict was reflected in the measurement period adjustments to net current liabilities. The Company does not expect that the outcome of this litigation will have a material adverse effect on its operations or financial condition.  The ultimate outcomes of the appeal of the Sprint Kansas case, the pursuit of indemnity against the Company’s vendor and the TC Tech litigation cannot be predicted.

Sprint filed a second suit against Charter on December 2, 2017 in the United States District Court for the District of Delaware. This suit alleges infringement of 15 patents related to the Company's provision of VoIP services (ten of which were asserted against Legacy TWC in the matter described above). Charter will vigorously defend this case. While the Company is unable to predict the outcome of this Sprint suit, it does not expect that this litigation will have a material effect on its operations, financial condition, or cash flows.

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

The New York Public Service Commission (the “PSC”), the regulator for the cable and telecommunication industries in New York (whose Chair directs and operates as the Chief Executive Officer of the New York State Department of Public Service (“DPS”)), issued multiple orders against Charter including two orders on July 27, 2018 relating to the agreement by which the PSC approved Charter’s merger with TWC. One order determined that Charter had failed to satisfy one of its merger conditions by not extending its high speed broadband network according to the PSC’s interpretation of which homes and businesses Charter built to should count. The order further directed the initiation of a court action to impose financial and other penalties on Charter. The second order purported to rescind the PSC’s January 2016 approval of Charter’s merger with TWC’s New York operations and directs Charter to submit a plan to effect an orderly transition to a successor provider or providers and for Charter to cease operations in New York within six months of the order.  As the DPS and Charter entered into discussions about the possibility of resolving the PSC related matters, the PSC extended such deadline. On July 30, 2018, the PSC filed a petition in the Supreme Court of the State of New York seeking penalties of $100,000 per day from June 18, 2018 until Charter complies with the PSC’s interpretation of the merger conditions. The petition also seeks injunctive relief to enjoin failure to comply with the New York State Public

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Service Laws or any regulation or order of the DPS. The petition has been stayed while the Company and the PSC have been engaged in negotiation.

On April 19, 2019, DPS and Charter jointly presented to the PSC a proposed settlement to resolve these disputes, subject to final approval by the PSC. If approved by the PSC, the settlement will resolve all outstanding matters regarding these disputes. No penalties or forfeiture will be assessed as a result of the agreement, and the agreement specifically provides that the Company has not been found to have committed, nor has it admitted to any violation. The incremental operating and capital expenditures to be incurred by the Company to meet the buildout and other requirements of the settlement agreement will not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

The agreement has been made public and will be published for public comment and review under the New York State Administrative Procedure Act. Following publication, the agreement is subject to a 60-day public comment period. Should the PSC not approve the settlement agreement, or should it choose to modify the settlement such that the Company does not accept such modified settlement terms, the Company would defend itself against the actions brought by the PSC. The Company cannot predict whether the PSC will approve the proposed settlement following the comment period nor can it preclude the potential for future negotiations with DPS and a further approval process with the PSC. Should the settlement not be approved and the pending actions proceed, and although the Company believes any such actions by the PSC would be without merit and does not believe that the results of the proceedings would have a material adverse effect on the Company, the Company cannot predict the outcome of the PSC claims. No assurance can be given that should an adverse outcome result, that it would not be material to the Company’s consolidated financial condition, results of operations or liquidity. Likewise, the Company cannot reasonably estimate a range of possible losses in the event of an adverse result.

In addition to the Sprint litigation described above, the Company is a defendant or co-defendant in several additional lawsuits involving alleged infringement of various intellectual property relating to various aspects of its businesses. Other industry participants are also defendants in certain of these cases. In the event that a court ultimately determines that the Company infringes on any intellectual property, the Company may be subject to substantial damages and/or an injunction that could require the Company or its vendors to modify certain products and services the Company offers to its subscribers, as well as negotiate royalty or license agreements with respect to the intellectual property at issue. While the Company believes the lawsuits are without merit and intends to defend the actions vigorously, no assurance can be given that any adverse outcome would not be material to the Company’s consolidated financial condition, results of operations, or liquidity. The Company cannot predict the outcome of any such claims nor can it reasonably estimate a range of possible loss.

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

19.     Employee Benefit Plans

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The components of net periodic pension benefit (costs) for the three months ended March 31, 2019 and 2018 are recorded in other pension benefits, net in the consolidated statements of operations and consisted of the following:

	Three Months Ended March 31,
	2019	2018
Interest cost	$(32)	$(32)
Expected return on plan assets	41	52
Net periodic pension benefits	$9	$20

The Company made no cash contributions to the qualified pension plans during the three months ended March 31, 2019 and 2018; however, the Company may make discretionary cash contributions to the qualified pension plans in the future. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified unfunded pension plan, the Company will continue to make contributions during 2019 to the extent benefits are paid.

20.     Recently Issued Accounting Standards

Accounting Standards Adopted January 1, 2018

ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”)

Upon adoption of ASU 2014-09, the Company recorded a cumulative-effect adjustment which included an increase to total shareholders’ equity of $38 million.

Accounting Standards Adopted January 1, 2019

ASU No. 2016-02, Leases (“ASU 2016-02”)

In February 2016, the FASB issued ASU 2016-02 which requires lessees to recognize almost all leases on their balance sheet as a lease asset and a lease liability.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification is based on criteria largely similar to the criteria applied under legacy lease accounting, but without explicit bright lines.

The Company adopted ASU 2016-02 using the modified retrospective approach with a cumulative-effect adjustment recorded at the beginning of the period of adoption (January 1, 2019). Therefore, the Company recognized and measured operating leases on the consolidated balance sheet without revising comparative period information or disclosure. At transition, the Company elected the package of practical expedients permitted under the transition guidance within the standard, which eliminates the reassessment of past leases, classification and initial direct costs. The Company did not elect to use hindsight to reassess lease terms or impairment at the adoption date. The Company elected the land easements practical expedient which allows the Company not to retrospectively treat land easements as leases; however, must apply lease accounting prospectively to land easements if they meet the definition of a lease.

The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The new standard resulted in the recording of leased assets and lease liabilities for the Company’s operating leases of approximately $1.1 billion and $1.2 billion, respectively, as of January 1, 2019. The difference between the leased assets and lease liabilities primarily represents the existing deferred rent liabilities balance, resulting from historical straight-lining of operating leases, which was effectively reclassified upon adoption to reduce the measurement of the leased assets. The adoption of the standard did not have an impact on the Company’s shareholders equity and is not anticipated to have an impact on the Company’s results from operations and cash flows. The adoption of the new standard resulted in additional interim and annual lease disclosures. See Note 5 for interim lease disclosures for the three months ended March 31, 2019.

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

21.     Consolidating Schedules

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

Comprehensive income equaled consolidated net income for both the three months ended March 31, 2019 and 2018. Condensed consolidating financial statements as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of March 31, 2019

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$187	$—	$1,264	$—	$1,451
Accounts receivable, net	1	32	—	1,545	—	1,578
Receivables from related party	23	384	44	—	(451)	—
Prepaid expenses and other current assets	11	47	—	664	—	722
Total current assets	35	650	44	3,473	(451)	3,751

RESTRICTED CASH	—	175	—	—	—	175

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	573	—	34,286	—	34,859
Customer relationships, net	—	—	—	8,997	—	8,997
Franchises	—	—	—	67,319	—	67,319
Goodwill	—	—	—	29,554	—	29,554
Total investment in cable properties, net	—	573	—	140,156	—	140,729

INVESTMENT IN SUBSIDIARIES	53,091	59,934	78,391	—	(191,416)	—
OPERATING LEASE RIGHT-OF-USE ASSETS	—	141	—	960	—	1,101
LOANS RECEIVABLE – RELATED PARTY	260	699	545	—	(1,504)	—
OTHER NONCURRENT ASSETS	—	225	—	1,276	—	1,501

Total assets	$53,386	$62,397	$78,980	$145,865	$(193,371)	$147,257

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$26	$817	$310	$7,060	$—	$8,213
Operating lease liabilities	—	33	—	172	—	205
Payables to related party	—	—	—	451	(451)	—
Current portion of long-term debt	—	—	—	3,532	—	3,532
Total current liabilities	26	850	310	11,215	(451)	11,950

LONG-TERM DEBT	—	—	18,736	51,831	—	70,567
LOANS PAYABLE – RELATED PARTY	—	—	—	1,504	(1,504)	—
DEFERRED INCOME TAXES	17,409	12	—	52	—	17,473
LONG-TERM OPERATING LEASE LIABILITIES	—	161	—	820	—	981
OTHER LONG-TERM LIABILITIES	217	397	—	2,029	—	2,643

SHAREHOLDERS’/MEMBER’S EQUITY
Controlling interest	35,734	53,091	59,934	78,391	(191,416)	35,734
Noncontrolling interests	—	7,886	—	23	—	7,909
Total shareholders’/member’s equity	35,734	60,977	59,934	78,414	(191,416)	43,643

Total liabilities and shareholders’/member’s equity	$53,386	$62,397	$78,980	$145,865	$(193,371)	$147,257

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the three months ended March 31, 2019

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
REVENUES	$12	$282	$—	$11,203	$(291)	$11,206

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	12	282	—	7,242	(300)	7,236
Depreciation and amortization	—	3	—	2,547	—	2,550
Other income, net	—	(10)	—	(4)	9	(5)
	12	275	—	9,785	(291)	9,781
Income from operations	—	7	—	1,418	—	1,425

OTHER INCOME (EXPENSES):
Interest income (expense), net	3	9	(254)	(683)	—	(925)
Gain on financial instruments, net	—	—	—	37	—	37
Other pension benefits, net	—	—	—	9	—	9
Other expense, net	—	—	—	(110)	—	(110)
Equity in income of subsidiaries	302	350	604	—	(1,256)	—
	305	359	350	(747)	(1,256)	(989)

Income before income taxes	305	366	350	671	(1,256)	436
Income tax expense	(52)	—	—	(67)	—	(119)
Consolidated net income	253	366	350	604	(1,256)	317
Less: Net income attributable to noncontrolling interests	—	(64)	—	—	—	(64)
Net income	$253	$302	$350	$604	$(1,256)	$253

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the three months ended March 31, 2018

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
REVENUES	$16	$285	$—	$10,653	$(297)	$10,657

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	16	275	—	6,842	(297)	6,836
Depreciation and amortization	—	3	—	2,707	—	2,710
Other operating expenses, net	—	4	—	65	—	69
	16	282	—	9,614	(297)	9,615
Income from operations	—	3	—	1,039	—	1,042

OTHER INCOME (EXPENSES):
Interest income (expense), net	2	5	(254)	(604)	—	(851)
Gain on financial instruments, net	—	—	—	63	—	63
Other pension benefits, net	—	—	—	20	—	20
Other expense, net	—	(21)	—	(2)	—	(23)
Equity in income of subsidiaries	194	264	518	—	(976)	—
	196	248	264	(523)	(976)	(791)

Income before income taxes	196	251	264	516	(976)	251
Income tax benefit (expense)	(28)	(2)	—	2	—	(28)
Consolidated net income	168	249	264	518	(976)	223
Less: Net income attributable to noncontrolling interests	—	(55)	—	—	—	(55)
Net income	$168	$194	$264	$518	$(976)	$168

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2019

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(1)	$—	$(226)	$2,913	$—	$2,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(67)	—	(1,665)	67	(1,665)
Change in accrued expenses related to capital expenditures	—	—	—	(376)	—	(376)
Real estate investments through variable interest entities	—	(39)	—	—	—	(39)
Contributions to subsidiaries	(44)	(9)	(9)	—	62	—
Distributions from subsidiaries	941	1,040	1,266	—	(3,247)	—
Other, net	—	—	—	67	(67)	—
Net cash flows from investing activities	897	925	1,257	(1,974)	(3,185)	(2,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	6,884	—	6,884
Repayments of long-term debt	—	—	—	(5,572)	—	(5,572)
Payments for debt issuance costs	—	—	—	(25)	—	(25)
Purchase of treasury stock	(940)	—	—	—	—	(940)
Proceeds from exercise of stock options	44	—	—	—	—	44
Purchase of noncontrolling interest	—	(93)	—	—	—	(93)
Distributions to noncontrolling interest	—	(38)	—	(1)	—	(39)
Contributions from parent	—	44	9	9	(62)	—
Distributions to parent	—	(941)	(1,040)	(1,266)	3,247	—
Other, net	—	—	—	(4)	—	(4)
Net cash flows from financing activities	(896)	(1,028)	(1,031)	25	3,185	255

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	(103)	—	964	—	861
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	—	465	—	300	—	765
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$—	$362	$—	$1,264	$—	$1,626

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2018

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(2)	$65	$(254)	$2,890	$—	$2,699

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(2,183)	—	(2,183)
Change in accrued expenses related to capital expenditures	—	—	—	(565)	—	(565)
Contribution to subsidiaries	(36)	(72)	(72)	—	180	—
Distributions from subsidiaries	617	747	1,001	—	(2,365)	—
Other, net	—	—	—	10	—	10
Net cash flows from investing activities	581	675	929	(2,738)	(2,185)	(2,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	2,929	—	2,929
Repayments of long-term debt	—	—	—	(2,185)	—	(2,185)
Borrowings (repayments) loans payable - related parties	2	—	—	(2)	—	—
Purchase of treasury stock	(617)	—	—	—	—	(617)
Proceeds from exercise of stock options	36	—	—	—	—	36
Purchase of noncontrolling interest	—	(127)	—	—	—	(127)
Distributions to noncontrolling interest	—	(38)	—	(1)	—	(39)
Contributions from parent	—	36	72	72	(180)	—
Distributions to parent	—	(617)	(747)	(1,001)	2,365	—
Other, net	—	—	—	(3)	—	(3)
Net cash flows from financing activities	(579)	(746)	(675)	(191)	2,185	(6)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	(6)	—	(39)	—	(45)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	—	291	—	330	—	621
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$—	$285	$—	$291	$—	$576

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter”) is the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to approximately 28.5 million residential and small and medium business customers at March 31, 2019. We also recently launched our mobile service to residential customers. In addition, we sell video and online advertising inventory to local, regional and national advertising customers and fiber-delivered communications and managed information technology solutions to larger enterprise customers. We also own and operate regional sports networks and local sports, news and community channels.

Charter is a holding company whose principal asset is a controlling equity interest in Charter Communications Holdings, LLC (“Charter Holdings”), an indirect owner of Charter Communications Operating, LLC (“Charter Operating”) under which substantially all of the operations reside. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

Overview

Since the close of the acquisitions in 2016 of Time Warner Cable Inc. ("TWC") and Bright House Networks, LLC ("Bright House"), we have been focused on integrating the practices and systems of Charter, TWC and Bright House, centralizing our product, marketing, sales and service operations, insourcing the TWC and Bright House workforces in our call centers and field operations, and rolling out Spectrum pricing and packaging ("SPP") to TWC and Bright House service areas. In 2018, we completed the conversion of the remaining TWC and Bright House analog service areas to an all-digital platform enabling us to deliver more HD channels and higher Internet speeds. Nearly all of our footprint is now all-digital. Additionally, we have doubled minimum Internet speeds to 200 Mbps in a number of service areas at no additional cost to new and existing SPP Internet customers. In 2018, leveraging DOCSIS 3.1 technology, we also expanded the availability of our Spectrum Internet Gig service to nearly all of our footprint. With our integration nearly complete, we are focused on operating as one company, with a unified product, marketing and service infrastructure, which will allow us to accelerate growth and innovate faster. With significantly less customer-facing change expected in 2019, we are focused on deploying superior products and service with minimal service disruptions. We expect our growing levels of productivity will result in lower customer churn, longer customer lifetimes and improved productivity with fewer customer calls and truck rolls. With almost 80% of our residential customer base currently in SPP packages, we expect additional benefits from higher SPP penetration and as current SPP customers roll off introductory pricing combined with modest price increases. Further, we expect to continue to drive customer relationship growth through sales of video, Internet, and wireline and mobile voice packaged services. Additionally, with the completion of our all-digital conversion, roll-out of DOCSIS 3.1 technology across our footprint, and the integration of TWC and Bright House mostly complete, we expect a meaningful reduction in capital expenditures in dollars and as a percent of revenue in 2019.

At the end of the second quarter of 2018, we launched our mobile product, Spectrum Mobile, under our MVNO reseller agreement with Verizon. Our Spectrum Mobile service is offered to our residential customers subscribing to our Internet service and runs on Verizon's mobile network combined with Spectrum WiFi. We began mass market advertising of Spectrum Mobile in September 2018. We also continue to explore ways to manage our own network and drive even more mobile traffic to our network through our continued deployment of in-home and outdoor WiFi hotspots. In 2018, we invested in our mobile operating partnership with Comcast Corporation, with a portion representing our equity investment in the partnership and a portion representing a prepayment of software development and related services for the mobile back office platform. As the partnership delivers services, we will reflect such services as capital or operating expense depending on the nature of services delivered.

We believe Spectrum-branded mobile services will drive higher sales of our core products, create longer customer lives and increase profitability and cash flow over time. As a result of growth costs associated with our new mobile product line, we cannot be certain that we will be able to grow revenues or maintain our margins at recent historical rates. During the three months ended March 31, 2019, our mobile product line increased revenues by $140 million, and reduced Adjusted EBITDA and free cash flow by approximately $120 million and $291 million, respectively. During the three months ended March 31, 2018, our mobile product line reduced Adjusted EBITDA and free cash flow by approximately $8 million and $25 million, respectively. As we continue to launch our mobile service and scale the business, we expect continued negative impacts to Adjusted EBITDA, as well as negative working capital impacts from the timing of device-related cash flows when we provide the handset or tablet to customers pursuant to equipment installment plans. In 2019, we intend to expand our Spectrum Mobile bring-your-own-device ("BYOD") program across our key sales channels to include a broader set of devices. We believe our BYOD program will lower the cost for consumers of switching mobile carriers, and will reduce the short-term working capital impact of selling new mobile devices on installment plans.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended March 31,
	2019	2018	% Change
Revenues	$11,206	$10,657	5.1%
Adjusted EBITDA	$4,055	$3,893	4.2%
Income from operations	$1,425	$1,042	36.7%

Adjusted EBITDA is defined as net income attributable to Charter shareholders plus net income attributable to noncontrolling interest, net interest expense, income taxes, depreciation and amortization, stock compensation expense, (gain) loss on financial instruments, net, other pension (benefits) costs, other (income) expense, net and other operating (income) expenses, such as special charges and (gain) loss on sale or retirement of assets. See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.

Growth in total revenue, Adjusted EBITDA and income from operations for the three months ended March 31, 2019 compared to the corresponding prior period was primarily due to growth in our residential Internet and commercial business customers. Adjusted EBITDA growth was additionally affected by increases in operating costs and expenses, primarily programming and mobile. Income from operations was also affected by a decrease in depreciation and amortization expense and special charges, net.

The following table summarizes our customer statistics for video, Internet and voice as of March 31, 2019 and 2018 (in thousands except per customer data and footnotes).

	Approximate as of
	March 31,
	2019 (a)	2018 (a)(b)
Customer Relationships (c)
Residential	26,591	25,730
Small and Medium Business	1,863	1,695
Total Customer Relationships	28,454	27,425

Residential Primary Service Units (“PSU”)
Video	15,952	16,279
Internet	24,023	22,852
Voice	10,015	10,370
	49,990	49,501

Monthly Residential Revenue per Residential Customer (d)	$112.47	$111.41

Small and Medium Business PSUs
Video	509	460
Internet	1,664	1,503
Voice	1,072	957
	3,245	2,920

Monthly Small and Medium Business Revenue per Customer (e)	$170.64	$178.84

Enterprise PSUs (f)	253	228

(a)
Customer statistics do not include mobile. We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of March 31, 2019 and 2018, customers include approximately 171,100 and 190,700 customers, respectively, whose accounts were over 60 days past due, approximately 19,500 and 17,200 customers, respectively, whose accounts were over 90 days past due and approximately 20,800 and 13,400 customers, respectively, whose accounts were over 120 days past due.

(b)
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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K. There have been no material changes from the critical accounting policies described in our Form 10-K.

Results of Operations

In the second quarter of 2018, certain revenue line items and associated expenses were recast to reflect the customer changes described in note (b) under "Overview" above and to classify certain expenses more closely with organizational responsibility. There were no changes to total revenue, Adjusted EBITDA, capital expenditures, free cash flow or net income. The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions, except per share data):

	Three Months Ended March 31,
	2019	2018
Revenues	$11,206	$10,657

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	7,236	6,836
Depreciation and amortization	2,550	2,710
Other operating (income) expenses, net	(5)	69
	9,781	9,615
Income from operations	1,425	1,042

Other Income (Expenses):
Interest expense, net	(925)	(851)
Gain on financial instruments, net	37	63
Other pension benefits, net	9	20
Other expense, net	(110)	(23)
	(989)	(791)

Income before income taxes	436	251
Income tax expense	(119)	(28)
Consolidated net income	317	223
Less: Net income attributable to noncontrolling interests	(64)	(55)

Net income attributable to Charter shareholders	$253	$168

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$1.13	$0.71
Diluted	$1.11	$0.70

Weighted average common shares outstanding, basic	224,630,122	237,762,295
Weighted average common shares outstanding, diluted	227,595,365	241,420,722

Revenues. Total revenues grew $549 million for the three months ended March 31, 2019 compared to the corresponding period in 2018 primarily due to increases in the number of residential Internet and commercial business customers, price adjustments as well as the launch of our mobile service in the second half of 2018 offset by a decrease in video customers.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended March 31,
	2019	2018	% Change
Video	$4,384	$4,292	2.1%
Internet	4,024	3,707	8.6%
Voice	504	556	(9.4)%
Residential revenue	8,912	8,555	4.2%

Small and medium business	945	900	5.0%
Enterprise	643	622	3.4%
Commercial revenue	1,588	1,522	4.3%

Advertising sales	345	356	(3.1)%
Mobile	140	—	NM
Other	221	224	(1.3)%
	$11,206	$10,657	5.1%

Video revenues consist primarily of revenues from basic and digital video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The increase in video revenues is attributable to the following (dollars in millions):

Three months ended March, 2019 compared to three months ended March 31, 2018 Increase / (Decrease)
Increase related to rate changes	$181
Decrease in average residential video customers	(84)
Decrease in video on demand and pay-per-view	(5)
$92

The increases related to rate changes were primarily due to price adjustments including annual increases and promotional roll-off. Residential video customers decreased by 327,000 from March 31, 2018 to March 31, 2019.

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March, 2019 compared to three months ended March 31, 2018 Increase / (Decrease)
Increase in average residential Internet customers	$186
Increase related to rate changes	131
$317

Residential Internet customers grew by 1,171,000 customers from March 31, 2018 to March 31, 2019. The increases related to rate changes were primarily due to price adjustments including promotional roll-off.

The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March, 2019 compared to three months ended March 31, 2018 Increase / (Decrease)
Decrease related to rate changes	$(35)
Decrease in average residential voice customers	(17)
$(52)

The decreases related to rate changes were primarily due to value-based pricing. Residential wireline voice customers decreased by 355,000 customers from March 31, 2018 to March 31, 2019.

The increase in small and medium business commercial revenues is attributable to the following (dollars in millions):

Three months ended March, 2019 compared to three months ended March 31, 2018 Increase / (Decrease)
Increase in small and medium business customers	$90
Decrease related to rate changes	(45)
$45

Small and medium business PSUs grew by 325,000 from March 31, 2018 to March 31, 2019. The decreases related to rate changes were primarily due to value-based pricing related to SPP, net of promotional roll-off and price adjustments.

Enterprise revenues increased $21 million during the three months ended March 31, 2019 compared to the corresponding period in 2018 primarily due to growth in customers. Enterprise PSUs increased 25,000 from March 31, 2018 to March 31, 2019.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues decreased $11 million during the three months ended March 31, 2019 compared to the corresponding period in 2018 primarily due to a decrease in political revenue.

Mobile revenues represent approximately $116 million of device revenues and approximately $24 million of service revenues related to our mobile service. As of March 31, 2019, we had 310,000 mobile lines.

Other revenues consist of revenue from regional sports and news channels (excluding intercompany charges or advertising sales on those channels), home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues decreased $3 million during the three months ended March 31, 2019 compared to the corresponding period in 2018.

Operating costs and expenses. The increases in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

Three months ended March, 2019 compared to three months ended March 31, 2018 Increase / (Decrease)
Programming	$113
Regulatory, connectivity and produced content	28
Costs to service customers	(32)
Marketing	(16)
Mobile	252
Other	55
$400

Programming costs were approximately $2.9 billion and $2.8 billion for the three months ended March 31, 2019 and 2018, respectively, representing 40% of total operating costs and expenses for both time periods. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, VOD, and pay-per-view programming. The increase in programming costs is primarily a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consents partly offset by lower video customers and pay-per-view.  We expect programming expenses will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. We have been unable to fully pass these increases on to our customers and do not expect to be able to do so in the future without a potential loss of customers.

Regulatory, connectivity and produced content increased $28 million during the three months ended March 31, 2019, compared to the corresponding period in 2018 primarily due to higher regulatory pass-through fees and costs of video devices sold to customers.

Costs to service customers decreased $32 million during the three months ended March 31, 2019 compared to the corresponding period in 2018 primarily due to a decrease in bad debt expense.

Mobile costs of $260 million and $8 million for the three months ended March 31, 2019 and 2018, respectively, were comprised of mobile device costs, mobile launch costs and mobile service and operating costs.

The increase in other expense is attributable to the following (dollars in millions):

Three months ended March, 2019 compared to three months ended March 31, 2018 Increase / (Decrease)
Property tax and insurance	$20
Corporate costs	16
Stock compensation expense	13
Enterprise	6
Advertising sales expense	(5)
Other	5
$55

Depreciation and amortization. Depreciation and amortization expense decreased by $160 million during the three months ended March 31, 2019 compared to the corresponding period in 2018. The decrease was primarily due to a decrease in depreciation and amortization as certain assets acquired from TWC and Bright House become fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Other operating (income) expenses, net. Other operating expenses, net for the three months ended March 31, 2018 primarily includes $43 million of merger and restructuring costs as well as a $22 million charge related to a withdrawal liability from a multiemployer pension plan. See Note 12 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. Net interest expense increased by $74 million for the three months ended March 31, 2019 compared to the corresponding period in 2018 primarily as a result of an increase in weighted average debt outstanding of approximately $3.7 billion primarily due to the issuance of notes throughout 2018 and January 2019 for general corporate purposes including stock buybacks and debt repayments.

Gain on financial instruments, net. We recorded gains of $37 million and $63 million during the three months ended March 31, 2019 and 2018, respectively. Gains and losses on financial instruments are primarily recognized due to changes in the fair value of our cross currency derivative instruments and the foreign currency remeasurement of the fixed-rate British pound sterling denominated notes (the “Sterling Notes”) into U.S. dollars. For more information, see Note 9 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Other pension benefits,net. Net other pension benefits decreased by $11 million during the three months ended March 31, 2019 compared to the corresponding period in 2018 due to lower expected return on plan assets. For more information, see Note 19 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Other expense, net. Other expense, net primarily represents equity losses on our equity-method investments. For the three months ended March 31, 2019, other expense, net also includes an impairment on equity-method investments of approximately $110 million.

Income tax expense. We recognized income tax expense of $119 million and $28 million for the three months ended March 31, 2019 and 2018, respectively. Income tax expense increased year over year primarily as a result of higher pretax income. For more information, see Note 14 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest for financial reporting purposes represents A/N’s portion of Charter Holdings’ net income based on its effective common unit ownership interest and the preferred dividend of $38 million for each of the three months ended March 31, 2019 and 2018. For more information, see Note 8 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income attributable to Charter shareholders. Net income attributable to Charter shareholders increased from $168 million for the three months ended March 31, 2018 to $253 million for the three months ended March 31, 2019 primarily as a result of the factors described above.

Use of Adjusted EBITDA and Free Cash Flow

We use certain measures that are not defined by GAAP to evaluate various aspects of our business. Adjusted EBITDA and free cash flow are non-GAAP financial measures and should be considered in addition to, not as a substitute for, net income attributable to Charter shareholders and net cash flows from operating activities reported in accordance with GAAP. These terms, as defined by us, may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA and free cash flow are reconciled to net income attributable to Charter shareholders and net cash flows from operating activities, respectively, below.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $300 million and $273 million for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
	2019	2018
Net income attributable to Charter shareholders	$253	$168
Plus: Net income attributable to noncontrolling interest	64	55
Interest expense, net	925	851
Income tax expense	119	28
Depreciation and amortization	2,550	2,710
Stock compensation expense	85	72
Gain on financial instruments, net	(37)	(63)
Other pension benefits, net	(9)	(20)
Other, net	105	92
Adjusted EBITDA	$4,055	$3,893

Net cash flows from operating activities	$2,686	$2,699
Less: Purchases of property, plant and equipment	(1,665)	(2,183)
Change in accrued expenses related to capital expenditures	(376)	(565)
Free cash flow	$645	$(49)

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The principal amount of our debt as of March 31, 2019 was $73.4 billion, consisting of $10.6 billion of credit facility debt, $43.8 billion of investment grade senior secured notes and $18.9 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. As we launch our new mobile services, we expect an initial funding period to grow a new product as well as negative working capital impacts from the timing of device-related cash flows when we provide the handset or tablet to customers pursuant to equipment installment plans. Free cash flow was $645 million and negative free cash flow was $49 million for the three months ended March 31, 2019 and 2018, respectively. The increase in free cash flow for the three months ended March 31, 2019 compared to the corresponding prior period is primarily due to a decrease in capital expenditures and higher Adjusted EBITDA. As of March 31, 2019, the amount available under our credit facilities was approximately $4.6 billion and cash on hand was approximately $1.5 billion. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as stock repurchases and dividends. Charter's target leverage remains at 4 to 4.5 times, and up to 3.5 times at the Charter Operating level. Our leverage was 4.4 as of March 31, 2019. We expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. During the three months ended March 31, 2019 and 2018, Charter purchased approximately 2.6 million and 1.6 million shares, respectively, of Charter Class A common stock for approximately $870 million and $556 million, respectively.

In December 2017, Charter and A/N entered into an amendment to the letter agreement (the "Letter Agreement") that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis. Charter Holdings purchased from A/N 0.3 million and 0.4 million Charter Holdings common units at an average price per unit of $308.42 and $343.88, or $93 million and $127 million, during the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, Charter had remaining board authority to purchase an additional $461 million of Charter’s Class A common stock and/or Charter Holdings common units. Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions.

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

Free Cash Flow

Free cash flow increased $694 million during the three months ended March 31, 2019 compared to the corresponding prior period in 2018 due to the following (dollars in millions).

Three months ended March, 2019 compared to three months ended March 31, 2018 Increase / (Decrease)
Decrease in capital expenditures	$518
Increase in Adjusted EBITDA	162
Decrease in cash paid for interest, net	53
Changes in working capital, excluding change in accrued interest	(102)
Other, net	63
$694

Free cash flow was reduced by $291 million and $25 million due to mobile during the three months ended March 31, 2019 and 2018, respectively, with impacts negatively affecting working capital, capital expenditures and Adjusted EBITDA.

Limitations on Distributions

Distributions by our subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of March 31, 2019, there was no default under any of these indentures or credit facilities, and each subsidiary met its applicable leverage ratio tests based on March 31, 2019 financial results. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing, and Financing Activities

Cash, Cash Equivalents and Restricted Cash. We held $1.5 billion and $551 million in cash and cash equivalents as of March 31, 2019 and December 31, 2018, respectively. We also held $175 million and $214 million in restricted cash as of March 31, 2019 and 2018, respectively, representing escrowed funds of a consolidated variable interest entity. See Note 3 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Operating Activities. Net cash provided by operating activities decreased $13 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to changes in working capital, excluding the change in accrued interest and accrued expenses related to capital expenditures, that used $291 million more cash offset by an increase in Adjusted EBITDA of $162 million, a decrease in cash paid for interest, net of $53 million and a decrease in merger and restructuring costs of $43 million.

Investing Activities. Net cash used in investing activities was $2.1 billion and $2.7 billion for the three months ended March 31, 2019 and 2018, respectively. The decrease in cash used was primarily due to a decrease in capital expenditures and changes in accrued expenses related to capital expenditures.

Financing Activities. Net cash provided by financing activities was $255 million for the three months ended March 31, 2019 and net cash used in financing activities was $6 million for the three months ended March 31, 2018. The increase in cash provided was primarily due to an increase in the amount by which borrowings of long-term debt exceeded repayments offset by an increase in the purchase of treasury stock and noncontrolling interest.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.7 billion and $2.2 billion for the three months ended March 31, 2019 and 2018, respectively.  The decrease was primarily due to lower customer premise equipment expenditures as a result of the completion of our all-digital conversion and lower scalable infrastructure as a result of the completion of the roll-out of DOCSIS 3.1 technology across our footprint in 2018. See the table below for more details.

We currently expect capital expenditures, excluding capital expenditures related to mobile, to be approximately $7 billion in 2019, versus $8.9 billion in 2018. Our expectation for lower capital expenditures in 2019 versus 2018, is primarily driven by our expectation for lower customer premise equipment spend with the completion of our all-digital conversion, lower scalable infrastructure spend with the completion of the roll-out of DOCSIS 3.1 technology across our footprint and lower support capital spend with the substantial completion of the integration of TWC and Bright House. The actual amount of our capital expenditures in 2019 will depend on a number of factors including further spend related to product development and growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures decreased by $376 million and $565 million for the three months ended March 31, 2019 and 2018, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three months ended March 31, 2019 and 2018. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended March 31,
	2019	2018
Customer premise equipment (a)	$565	$934
Scalable infrastructure (b)	297	486
Line extensions (c)	321	291
Upgrade/rebuild (d)	131	142
Support capital (e)	351	330
Total capital expenditures	$1,665	$2,183

Capital expenditures included in total related to:
Commercial services	$305	$283
All-digital transition	$—	$186
Mobile	$88	$17

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

Recently Issued Accounting Standards

See Note 20 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for a discussion of recently issued accounting standards.

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

As of March 31, 2019 and December 31, 2018, the weighted average interest rate on credit facility debt was approximately 4.3% as of both time periods and the weighted average interest rate on the senior notes was approximately 5.5% and 5.6%, respectively, resulting in a blended weighted average interest rate of 5.3% and 5.4%, respectively. The interest rate on approximately 84% and 85% of the total principal amount of our debt was effectively fixed as of March 31, 2019 and December 31, 2018, respectively.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of March 31, 2019 (dollars in millions).

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Debt:
Fixed-Rate	$2,000	$3,500	$2,200	$4,250	$4,150	$45,712	$61,812	$64,406
Average Interest Rate	8.25%	4.19%	4.32%	4.70%	5.85%	5.63%	5.54%

Variable Rate	$214	$286	$286	$286	$566	$9,901	$11,539	$11,462
Average Interest Rate	4.03%	3.81%	3.69%	3.72%	3.76%	4.25%	4.12%

Interest rates on variable-rate debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at March 31, 2019 including applicable bank spread.

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

During the quarter ended March 31, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

Our Annual Report on Form 10-K for the year ended December 31, 2018 includes “Legal Proceedings” under Item 3 of Part I. Other than as described in Note 18 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements,” there have been no material changes from the legal proceedings described in our Form 10-K.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2018 includes "Risk Factors" under Item 1A of Part I. There have been no material changes from the updated risk factors described in our Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(C) Purchases of Equity Securities by the Issuer

The following table presents Charter’s purchases of equity securities completed during the first quarter of 2019 (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - 31, 2019	780,044	$289.12	693,076	$1,049
February 1 - 28, 2019	616,999	$343.23	400,263	$920
March 1 - 31, 2019	1,527,508	$349.56	1,522,378	$461

(1)
Includes 86,968, 216,736 and 5,130 shares withheld from employees for the payment of taxes and exercise costs upon the exercise of stock options or vesting of other equity awards for the months of January, February and March 2019, respectively.

(2)
During the three months ended March 31, 2019, Charter purchased approximately 2.6 million shares of its Class A common stock for approximately $870 million. Charter Holdings purchased 0.3 million Charter Holdings common units from A/N at an average price per unit of $308.42, or $93 million, during the three months ended March 31, 2019. As of March 31, 2019, Charter had remaining board authority to purchase an additional $461 million of Charter’s Class A common stock and/or Charter Holdings common units. In addition to open market purchases including pursuant to Rule 10b5-1 plans adopted from time to time, Charter may also buy shares of Charter Class A common stock, from time to time, pursuant to private transactions outside of its Rule 10b5-1 plan and any such repurchases would also trigger the repurchases from A/N pursuant to and to the extent provided in the Letter Agreement.

Item 5.     Other Information.

On April 26, 2019, Charter Operating, CCO Holdings, LLC (“CCO Holdings”) and certain of Charter Operating’s subsidiaries entered into that certain Restatement Agreement (the “Restatement Agreement”) with the Lenders (as defined therein) party thereto and Bank of America, N.A., as administrative agent (the “Administrative Agent”) to the Amended and Restated Credit Agreement, dated as of March 18, 1999, as amended and restated on December 21, 2017 and as amended by Amendment No. 1 as of January 24, 2019, by and among Charter Operating, CCO Holdings, certain of Charter Operating’s subsidiaries, the Lenders party thereto and the Administrative Agent (such credit agreement as in effect immediately prior to the Restatement Agreement, the “Existing Credit Agreement” and as restated by the Restatement Agreement, the “Restated Credit Agreement”).

The changes to the Existing Credit Agreement include, among other things, (i) making technical modifications to various representations and covenants to conform them to current market standards (including but not limited to intellectual property, environmental matters and ERISA), (ii) clarifying certain definitions related to such modified representations and covenants and (iii) increasing basket sizes (including the addition of certain grower components) to reflect the growth of Charter Operating and its subsidiaries since the date of the Existing Credit Agreement.

A copy of the Restatement Agreement is filed herewith as Exhibit 10.4, and is incorporated herein by reference. The foregoing description of the Restatement Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of this document.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: April 30, 2019		Chief Accounting Officer and Controller

S- 1

Exhibit Index

Exhibit	Description

10.1
Underwriting Agreement, dated as of January 14, 2019, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., CCO Holdings, LLC, as parent guarantor, the subsidiary guarantors party thereto and Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on January 17, 2019 (File No. 001-33664)).

10.2
Twelfth Supplemental Indenture, dated as of January 17, 2019, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.4 to the current report on Form 8-K filed by Charter Communications, Inc. on January 24, 2019 (File No. 001-33664)).

10.3
Amendment No. 1, dated as of January 24, 2019, to (i) the Amended and Restated Credit Agreement, dated as of March 18, 1999, as amended and restated on December 21, 2017, by and among Charter Communications Operating, LLC, CCO Holdings, LLC, certain subsidiaries of Charter Communications Operating, LLC, the lenders party thereto and Bank of America, N.A., as Administrative Agent and (ii) the Guarantee and Collateral Agreement, dated as of March 18, 1999, as amended and restated as of March 31, 2010, as further amended and restated on May 18, 2016, by and among Charter Communications Operating, LLC, CCO Holdings, LLC, certain subsidiaries of Charter Communications Operating, LLC and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on January 30, 2019 (File No. 001-33664)).

10.4*
Restatement Agreement, dated as of April 26 2019, to the Amended and Restated Credit Agreement, dated as of March 18, 1999, as amended and restated on December 21, 2017 and as amended by Amendment No. 1 as of January 24, 2019, by and among Charter Communications Operating, LLC, CCO Holdings, LLC, certain subsidiaries of Charter Communications Operating, LLC, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

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
101**
The following financial statements from Charter Communications, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed with the Securities and Exchange Commission on April 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Shareholders' Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.  The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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