Form 10-Q
period 2019-06-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2019-07-26
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From             to
Commission File Number: 001-33664
Charter Communications, Inc.
(Exact name of registrant as specified in its charter)

Delaware			84-1496755
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

400 Atlantic Street	Stamford	Connecticut	06901
(Address of Principal Executive Offices)			(Zip Code)
(203) 905-7801
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock $.001 Par Value	CHTR	NASDAQ Global Select Market

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

Number of shares of Class A common stock outstanding as of June 30, 2019: 221,477,664

Number of shares of Class B common stock outstanding as of June 30, 2019: 1

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2019

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2019. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “Charter,” “we,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$696	$551
Accounts receivable, less allowance for doubtful accounts of
$155 and $129, respectively	2,070	1,733
Prepaid expenses and other current assets	574	446
Total current assets	3,340	2,730

RESTRICTED CASH	150	214

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $25,004 and $23,075, respectively	34,475	35,126
Customer relationships, net	8,461	9,565
Franchises	67,319	67,319
Goodwill	29,554	29,554
Total investment in cable properties, net	139,809	141,564

OPERATING LEASE RIGHT-OF-USE ASSETS	1,166	—
OTHER NONCURRENT ASSETS	1,620	1,622

Total assets	$146,085	$146,130
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,145	$8,805
Operating lease liabilities	208	—
Current portion of long-term debt	1,522	3,290
Total current liabilities	9,875	12,095

LONG-TERM DEBT	71,784	69,537
DEFERRED INCOME TAXES	17,522	17,389
LONG-TERM OPERATING LEASE LIABILITIES	1,052	—
OTHER LONG-TERM LIABILITIES	2,758	2,837

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
226,803,870 and 225,353,807 shares issued, respectively	—	—
Class B common stock; $.001 par value; 1,000 shares authorized;
1 share issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no shares issued and outstanding	—	—
Additional paid-in capital	33,742	33,507
Retained earnings	3,347	2,780
Treasury stock at cost; 5,326,206 and no shares, respectively	(1,801)	—
Accumulated other comprehensive loss	(2)	(2)
Total Charter shareholders’ equity	35,286	36,285
Noncontrolling interests	7,808	7,987
Total shareholders’ equity	43,094	44,272

Total liabilities and shareholders’ equity	$146,085	$146,130

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES	$11,347	$10,854	$22,553	$21,511

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	7,244	6,873	14,480	13,709
Depreciation and amortization	2,500	2,592	5,050	5,302
Other operating expenses, net	62	29	57	98
	9,806	9,494	19,587	19,109
Income from operations	1,541	1,360	2,966	2,402

OTHER INCOME (EXPENSES):
Interest expense, net	(945)	(878)	(1,870)	(1,729)
Loss on financial instruments, net	(119)	(75)	(82)	(12)
Other pension benefits, net	9	20	18	40
Other expense, net	(16)	(47)	(126)	(70)
	(1,071)	(980)	(2,060)	(1,771)

Income before income taxes	470	380	906	631
Income tax expense	(84)	(41)	(203)	(69)
Consolidated net income	386	339	703	562
Less: Net income attributable to noncontrolling interests	(72)	(66)	(136)	(121)
Net income attributable to Charter shareholders	$314	$273	$567	$441

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$1.41	$1.17	$2.54	$1.87
Diluted	$1.39	$1.15	$2.50	$1.84

Weighted average common shares outstanding, basic	222,392,274	234,241,769	223,505,016	235,992,306
Weighted average common shares outstanding, diluted	225,942,172	237,073,566	226,889,745	239,246,727

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in millions)
Unaudited

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Charter Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity
BALANCE, December 31, 2018	$—	$—	$33,507	$2,780	$—	$(2)	$36,285	$7,987	$44,272
Consolidated net income	—	—	—	253	—	—	253	64	317
Stock compensation expense	—	—	85	—	—	—	85	—	85
Exercise of stock options	—	—	44	—	—	—	44	—	44
Purchases of treasury stock	—	—	—	—	(940)	—	(940)	—	(940)
Purchase of noncontrolling interest, net of tax	—	—	(15)	—	—	—	(15)	(74)	(89)
Change in noncontrolling interest ownership, net of tax	—	—	22	—	—	—	22	(29)	(7)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(39)	(39)
BALANCE, March 31, 2019	—	—	33,643	3,033	(940)	(2)	35,734	7,909	43,643
Consolidated net income	—	—	—	314	—	—	314	72	386
Stock compensation expense	—	—	82	—	—	—	82	—	82
Exercise of stock options	—	—	37	—	—	—	37	—	37
Purchases of treasury stock	—	—	—	—	(861)	—	(861)	—	(861)
Purchase of noncontrolling interest, net of tax	—	—	(37)	—	—	—	(37)	(111)	(148)
Change in noncontrolling interest ownership, net of tax	—	—	17	—	—	—	17	(23)	(6)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(39)	(39)
BALANCE, June 30, 2019	$—	$—	$33,742	$3,347	$(1,801)	$(2)	$35,286	$7,808	$43,094

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Charter Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity
BALANCE, December 31, 2017	$—	$—	$35,253	$3,832	$—	$(1)	$39,084	$8,447	$47,531
Consolidated net income	—	—	—	168	—	—	168	55	223
Stock compensation expense	—	—	72	—	—	—	72	—	72
Accelerated vesting of equity awards	—	—	5	—	—	—	5	—	5
Exercise of stock options	—	—	36	—	—	—	36	—	36
Cumulative effect of accounting changes	—	—	—	34	—	—	34	4	38
Purchases of treasury stock	—	—	—	—	(617)	—	(617)	—	(617)
Purchase of noncontrolling interest, net of tax	—	—	(28)	—	—	—	(28)	(90)	(118)
Change in noncontrolling interest ownership, net of tax	—	—	14	—	—	—	14	(20)	(6)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(39)	(39)
BALANCE, March 31, 2018	—	—	35,352	4,034	(617)	(1)	38,768	8,357	47,125
Consolidated net income	—	—	—	273	—	—	273	66	339
Stock compensation expense	—	—	70	—	—	—	70	—	70
Exercise of stock options	—	—	7	—	—	—	7	—	7
Changes in accumulated other comprehensive loss	—	—	—	—	—	(1)	(1)	—	(1)
Purchases of treasury stock	—	—	—	—	(1,664)	—	(1,664)	—	(1,664)
Purchase of noncontrolling interest, net of tax	—	—	(28)	—	—	—	(28)	(164)	(192)
Change in noncontrolling interest ownership, net of tax	—	—	18	—	—	—	18	(23)	(5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(37)	(37)
BALANCE, June 30, 2018	$—	$—	$35,419	$4,307	$(2,281)	$(2)	$37,443	$8,199	$45,642

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$703	$562
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	5,050	5,302
Stock compensation expense	167	142
Accelerated vesting of equity awards	—	5
Noncash interest income, net	(72)	(177)
Other pension benefits, net	(18)	(40)
Loss on financial instruments, net	82	12
Deferred income taxes	137	57
Other, net	151	76
Changes in operating assets and liabilities:
Accounts receivable	(337)	16
Prepaid expenses and other assets	(176)	(91)
Accounts payable, accrued liabilities and other	(240)	(69)
Net cash flows from operating activities	5,447	5,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,262)	(4,574)
Change in accrued expenses related to capital expenditures	(428)	(466)
Real estate investments through variable interest entities	(64)	—
Other, net	8	(67)
Net cash flows from investing activities	(3,746)	(5,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	10,714	5,628
Repayments of long-term debt	(10,123)	(3,500)
Payments for debt issuance costs	(32)	(17)
Purchase of treasury stock	(1,801)	(2,281)
Proceeds from exercise of stock options	81	43
Purchase of noncontrolling interest	(254)	(328)
Distributions to noncontrolling interest	(78)	(76)
Other, net	(127)	(5)
Net cash flows from financing activities	(1,620)	(536)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	81	152
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	765	621
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$846	$773

CASH PAID FOR INTEREST	$2,017	$1,889
CASH PAID FOR TAXES	$43	$22

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

2.    Franchises, Goodwill and Other Intangible Assets

Indefinite-lived and finite-lived intangible assets consist of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises	$67,319	$—	$67,319	$67,319	$—	$67,319
Goodwill	29,554	—	29,554	29,554	—	29,554
Trademarks	159	—	159	159	—	159
	$97,032	$—	$97,032	$97,032	$—	$97,032

Finite-lived intangible assets:
Customer relationships	$18,229	$(9,768)	$8,461	$18,229	$(8,664)	$9,565
Other intangible assets	409	(114)	295	409	(92)	317
	$18,638	$(9,882)	$8,756	$18,638	$(8,756)	$9,882

Amortization expense related to customer relationships and other intangible assets for the three and six months ended June 30, 2019 was $548 million and $1.1 billion, respectively, and $614 million and $1.3 billion for the three and six months ended June 30, 2018, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows:

Six months ended December 31, 2019	$1,029
2020	1,873
2021	1,597
2022	1,327
2023	1,070
Thereafter	1,860
$8,756

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
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

3.    Investments

Real Estate Investments through Variable Interest Entities

In July 2018, the Company's build-to-suit lease arrangement with a single-asset special purpose entity ("SPE") to build a new Charter headquarters in Stamford, Connecticut obtained all approvals and was made effective. The SPE obtained a first-lien mortgage note to finance the construction with fixed monthly payments through July 15, 2035 with a 5.612% coupon interest rate. All payments of the mortgage note are guaranteed by Charter. The initial term of the lease is 15 years commencing August 1, 2020, with no termination options. At the end of the lease term there is a mirrored put option for the SPE to sell the property to Charter and call option for Charter to purchase the property for a fixed purchase price. As the Company has determined the SPE is a variable interest entity ("VIE") of which it became the primary beneficiary upon the effectiveness of the arrangement, the Company has consolidated the assets and liabilities of the SPE in its consolidated balance sheet as of June 30, 2019 and December 31, 2018 as follows.

	June 30, 2019	December 31, 2018
Assets
Current assets	$2	$2
Restricted cash	$150	$214
Property, plant and equipment	$200	$130
Liabilities
Current liabilities	$2	$—
Other long-term liabilities	$350	$346

Property, plant and equipment includes land, a parking garage and building construction costs, including the capitalization of qualifying interest. As of June 30, 2019 and December 31, 2018, other long-term liabilities include $342 million in VIE's mortgage note liability and $8 million and $4 million, respectively, in liability-classified noncontrolling interest recorded at amortized cost with accretion towards settlement of the put/call option in the lease. The consolidated statement of cash flows for the six months ended June 30, 2019 includes a decrease to restricted cash of $64 million primarily related to building construction costs.

Equity Investments

The Company recorded impairments on equity investments of approximately $11 million and $121 million during the three and six months ended June 30, 2019, respectively, and $39 million and $58 million during the three and six months ended June 30, 2018, respectively, which was recorded in other expense, net in the consolidated statements of operations.

4.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Accounts payable – trade	$790	$758
Deferred revenue	389	494
Accrued liabilities:
Programming costs	2,108	2,044
Labor	906	1,052
Capital expenditures	1,016	1,472
Interest	1,001	1,045
Taxes and regulatory fees	543	526
Property and casualty	458	424
Other	934	990
	$8,145	$8,805

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

The components of lease related expenses, net are as follows.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense (a)	$109	$216

Finance lease expense:
Amortization of right-of-use assets	3	7
Interest on lease liabilities	2	3
Total finance lease expense	5	10

Sublease income	(7)	(14)
Total lease related expenses, net	$107	$212

(a)	Includes short-term leases and variable leases costs of $30 million and $65 million for the three and six months ended June 30, 2019, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Supplemental cash flow information related to leases is as follows.

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$147
Operating cash flows from finance leases	$2
Financing cash flows from finance leases	$4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$161
Finance leases	$26

Supplemental balance sheet information related to leases is as follows.

June 30, 2019
Operating leases:
Operating lease right-of-use assets	$1,166

Current operating lease liabilities	$208
Long-term operating lease liabilities	1,052
Total operating lease liabilities	$1,260

Finance leases:
Finance lease right-of-use assets (included within property, plant and equipment, net)	$202

Current finance lease liabilities (included within accounts payable and accrued liabilities)	$6
Long-term finance lease liabilities (included within other long-term liabilities)	97
Total finance lease liabilities	$103

Weighted average remaining lease term
Operating leases	6.9 years
Finance leases	13.1 years

Weighted average discount rate
Operating leases	4.5%
Finance leases	5.6%

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Maturities of lease liabilities are as follows.

	Operating leases	Finance leases
Six months ended December 31, 2019	$146	$5
2020	278	11
2021	243	12
2022	207	12
2023	178	12
Thereafter	516	95
Undiscounted lease cash flow commitments	1,568	147
Reconciling impact from discounting	(308)	(44)
Lease liabilities on consolidated balance sheet as of June 30, 2019	$1,260	$103

The following table presents the Company’s unadjusted lease commitments as of December 31, 2018 as a required disclosure for companies adopting the lease standard prospectively without revising comparative period information.

	Operating leases	Finance leases
2019	$286	$10
2020	254	9
2021	207	9
2022	170	9
2023	143	10
Thereafter	440	64
	$1,500	$111

6.    Long-Term Debt

Long-term debt consists of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
5.250% senior notes due March 15, 2021	$500	$498	$500	$498
5.250% senior notes due September 30, 2022	1,250	1,239	1,250	1,238
5.125% senior notes due February 15, 2023	1,000	995	1,000	994
4.000% senior notes due March 1, 2023	500	497	500	496
5.125% senior notes due May 1, 2023	1,150	1,144	1,150	1,144
5.750% senior notes due September 1, 2023	500	497	500	497
5.750% senior notes due January 15, 2024	1,000	994	1,000	993
5.875% senior notes due April 1, 2024	1,700	1,689	1,700	1,688
5.375% senior notes due May 1, 2025	750	746	750	745
5.750% senior notes due February 15, 2026	2,500	2,469	2,500	2,467
5.500% senior notes due May 1, 2026	1,500	1,491	1,500	1,490
5.875% senior notes due May 1, 2027	800	795	800	795
5.125% senior notes due May 1, 2027	3,250	3,221	3,250	3,219
5.000% senior notes due February 1, 2028	2,500	2,467	2,500	2,466

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

5.375% senior notes due June 1, 2029	750	743	—	—
Charter Communications Operating, LLC:
3.579% senior notes due July 23, 2020	2,000	1,995	2,000	1,992
4.464% senior notes due July 23, 2022	3,000	2,984	3,000	2,982
Senior floating rate notes due February 1, 2024	900	902	900	903
4.500% senior notes due February 1, 2024	1,100	1,092	1,100	1,091
4.908% senior notes due July 23, 2025	4,500	4,468	4,500	4,466
3.750% senior notes due February 15, 2028	1,000	987	1,000	986
4.200% senior notes due March 15, 2028	1,250	1,240	1,250	1,240
5.050% senior notes due March 30, 2029	1,250	1,240	—	—
6.384% senior notes due October 23, 2035	2,000	1,982	2,000	1,982
5.375% senior notes due April 1, 2038	800	786	800	785
6.484% senior notes due October 23, 2045	3,500	3,467	3,500	3,467
5.375% senior notes due May 1, 2047	2,500	2,506	2,500	2,506
5.750% senior notes due April 1, 2048	2,450	2,390	1,700	1,683
6.834% senior notes due October 23, 2055	500	495	500	495
Credit facilities	11,167	11,089	10,038	9,959
Time Warner Cable, LLC:
8.750% senior notes due February 14, 2019	—	—	1,250	1,260
8.250% senior notes due April 1, 2019	—	—	2,000	2,030
5.000% senior notes due February 1, 2020	1,500	1,522	1,500	1,541
4.125% senior notes due February 15, 2021	700	716	700	721
4.000% senior notes due September 1, 2021	1,000	1,027	1,000	1,033
5.750% sterling senior notes due June 2, 2031 (a)	794	851	796	855
6.550% senior debentures due May 1, 2037	1,500	1,678	1,500	1,680
7.300% senior debentures due July 1, 2038	1,500	1,776	1,500	1,780
6.750% senior debentures due June 15, 2039	1,500	1,716	1,500	1,719
5.875% senior debentures due November 15, 2040	1,200	1,256	1,200	1,256
5.500% senior debentures due September 1, 2041	1,250	1,258	1,250	1,258
5.250% sterling senior notes due July 15, 2042 (b)	825	796	827	798
4.500% senior debentures due September 15, 2042	1,250	1,141	1,250	1,140
Time Warner Cable Enterprises LLC:
8.375% senior debentures due March 15, 2023	1,000	1,170	1,000	1,191
8.375% senior debentures due July 15, 2033	1,000	1,291	1,000	1,298
Total debt	72,586	73,306	71,961	72,827
Less current portion:
8.750% senior notes due February 14, 2019	—	—	(1,250)	(1,260)
8.250% senior notes due April 1, 2019	—	—	(2,000)	(2,030)
5.000% senior notes due February 1, 2020	(1,500)	(1,522)	—	—
Long-term debt	$71,086	$71,784	$68,711	$69,537

(a)	Principal amount includes £625 million remeasured at $794 million and $796 million as of June 30, 2019 and December 31, 2018, respectively, using the exchange rate at the respective dates.

(b)	Principal amount includes £650 million remeasured at $825 million and $827 million as of June 30, 2019 and December 31, 2018, respectively, using the exchange rate at the respective dates.

The accreted values presented in the table above represent the principal amount of the debt less the original issue discount at the time of sale, deferred financing costs, and, in regards to Time Warner Cable, LLC and Time Warner Cable Enterprises LLC debt

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

assumed, fair value premium adjustments as a result of applying acquisition accounting plus the accretion of those amounts to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. In regards to the fixed-rate British pound sterling denominated notes (the “Sterling Notes”), the principal amount of the debt and any premium or discount is remeasured into U.S. dollars as of each balance sheet date. See Note 9. The Company has availability under the Charter Operating credit facilities of approximately $4.1 billion as of June 30, 2019.

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

In July 2019, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.25 billion aggregate principal amount of 5.125% senior notes due 2049 at a price of 99.880% of the aggregate principal amount. The net proceeds will be used to pay related fees and expenses and for general corporate purposes, including to fund potential buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness, which may include Time Warner Cable, LLC's 5.000% senior notes due 2020.

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

The Charter Operating notes are subject to the terms and conditions of the indentures governing the Charter Operating notes. The Charter Operating notes contain customary representations and warranties and affirmative covenants with limited negative covenants. The Charter Operating indentures also contains customary events of default.

In January 2019, Charter Operating entered into an amendment to its Credit Agreement raising $1.7 billion of new term loan A-3 and increasing revolving loan capacity to $4.75 billion. In addition, the majority of term loan A-2 holders converted to term loan A-3 and a substantial portion of revolver commitments were extended to 2024. Pricing on the new term loan A-3 is LIBOR plus 1.50%. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including funding buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness, including repaying at maturity Time Warner Cable, LLC's 8.250% senior notes due 2019.

In May 2019, CCO Holdings and CCO Holdings Capital Corp. jointly issued $750 million aggregate principal amount of 5.375% senior unsecured notes due 2029 at par and in July 2019, an additional $750 million of the same series of notes were issued at a price of 102.000% of the aggregate principal amount. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including funding buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness.

The CCO Holdings notes are senior debt obligations of CCO Holdings and CCO Holdings Capital and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital. They are structurally subordinated to all obligations of subsidiaries of CCO Holdings.

CCO Holdings may redeem some or all of the notes at any time at a premium. Beginning in 2027, the optional redemption price declines to 100% of the principal amount, plus accrued and unpaid interest, if any.

In addition, at any time prior to June 1, 2022, CCO Holdings may redeem up to 40% of the aggregate principal amount of the notes at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met. In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

7.    Common Stock

The following represents the Company's purchase of Charter Class A common stock and the effect on the consolidated statements of cash flows during the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Shares	$	Shares	$	Shares	$	Shares	$
Share buybacks	2,247,279	$837	5,710,247	$1,657	4,862,996	$1,707	7,303,293	$2,213
Income tax withholding	63,425	24	23,645	7	278,040	94	196,691	68
Exercise cost	90,951		1,752		185,170		6,415
	2,401,655	$861	5,735,644	$1,664	5,326,206	$1,801	7,506,399	$2,281

As of June 30, 2019, Charter had remaining board authority to purchase an additional $769 million of Charter’s Class A common stock and/or Charter Holdings common units. The Company also withholds shares of its Class A common stock in payment of income tax withholding owed by employees upon vesting of equity awards as well as exercise costs owed by employees upon exercise of stock options.

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

Net income of Charter Holdings attributable to A/N’s common noncontrolling interest for financial reporting purposes is based on the effective common ownership interest of approximately 8%, and was $34 million and $60 million for the three and six months ended June 30, 2019, respectively, and $28 million and $45 million for the three and six months ended June 30, 2018, respectively. Net income of Charter Holdings attributable to A/N's preferred noncontrolling interest for financial reporting purposes is based on the preferred dividend which was $37 million and $75 million for each of the three and six months ended June 30, 2019 and 2018, respectively.

The following table represents Charter Holdings' purchase of Charter Holdings common units from A/N pursuant to the Letter Agreement (see Note 18) and the effect on total shareholders' equity during the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Number of units purchased	447,793	681,553	750,735	1,051,028
Average price per unit	$358.21	$295.31	$338.12	$312.38
Amount of units purchased	$161	$201	$254	$328
Decrease in noncontrolling interest based on carrying value	$(111)	$(164)	$(185)	$(254)
Decrease in additional paid-in-capital, net of tax	$(37)	$(28)	$(52)	$(56)

Total shareholders' equity was also adjusted during the three and six months ended June 30, 2019 and 2018 due to the changes in

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Holdings' ownership as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Decrease in noncontrolling interest	$(23)	$(23)	$(52)	$(43)
Increase in additional paid-in-capital, net of tax	$17	$18	$39	$32

9.     Accounting for Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage foreign exchange risk on the Sterling Notes, and does not hold or issue derivative instruments for speculative trading purposes.

Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The Company is required to post collateral on the cross-currency derivative instruments when the derivative contracts are in a liability position. In April 2019, the Company entered into a collateral holiday agreement for 60% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years, as well as a ten year collateral cap on the remaining 40% of the cross-currency swaps which limits the required collateral posting on that 40% of the cross-currency swaps to $150 million. The fair value of the Company's cross-currency derivatives was $323 million and $237 million and is included in other long-term liabilities on its consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.

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

The effect of financial instruments on the consolidated statements of operations is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gain (Loss) on Financial Instruments, Net:
Change in fair value of cross-currency derivative instruments	$(163)	$(181)	$(86)	$(53)
Foreign currency remeasurement of Sterling Notes to U.S. dollars	44	106	4	41
	$(119)	$(75)	$(82)	$(12)

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2019 and December 31, 2018 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, restricted cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Financial instruments accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy include the Company's cross-currency derivative instruments and were valued at $323 million and $237 million as of June 30, 2019 and December 31, 2018, respectively.

The estimated fair value of the Company’s senior notes and debentures as of June 30, 2019 and December 31, 2018 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2. The carrying amount of the consolidated variable interest entity's mortgage note liability approximates fair value.

A summary of the carrying value and fair value of debt as of June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes and debentures	$62,217	$66,122	$62,868	$61,087
Credit facilities	$11,089	$11,123	$9,959	$9,608

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as equity-method investments, franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  When such impairments are recorded, fair values are generally classified within Level 3 of the valuation hierarchy.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

11.    Revenue

The Company’s revenues by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Video	$4,391	$4,363	$8,775	$8,655
Internet	4,103	3,770	8,127	7,477
Voice	489	531	993	1,087
Residential revenue	8,983	8,664	17,895	17,219

Small and medium business	963	915	1,908	1,815
Enterprise	652	627	1,295	1,249
Commercial revenue	1,615	1,542	3,203	3,064

Advertising sales	395	427	740	783
Mobile	158	—	298	—
Other	196	221	417	445
	$11,347	$10,854	$22,553	$21,511

12.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Programming	$2,827	$2,803	$5,692	$5,555
Regulatory, connectivity and produced content	597	560	1,158	1,093
Costs to service customers	1,767	1,784	3,589	3,638
Marketing	768	769	1,503	1,520
Mobile	277	33	537	41
Other	1,008	924	2,001	1,862
	$7,244	$6,873	$14,480	$13,709

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

13.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Special charges, net	$23	$35	$19	$111
(Gain) loss on sale of assets, net	39	(6)	38	(13)
	$62	$29	$57	$98

Special charges, net

Special charges, net primarily includes employee termination costs and net amounts of litigation settlements. The three and six months ended June 30, 2018 includes $28 million and $71 million of merger and restructuring costs, respectively. The six months ended June 30, 2018 also includes a $22 million charge related to the Company's withdrawal liability from a multiemployer pension plan.

Gain (loss) on sale of assets, net

Gain (loss) on sale of assets, net represents the net gain (loss) recognized on the sales and disposals of fixed assets and cable systems. The three and six months ended June 30, 2019 includes a $41 million impairment of non-strategic assets.

14.     Stock Compensation Plans

Charter’s stock incentive plans provide for grants of nonqualified stock options, incentive stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock, restricted stock units and restricted stock.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting services for the Company, are eligible for grants under the stock incentive plans.

Charter granted the following equity awards for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	31,500	36,700	1,782,400	1,466,500
Restricted stock	8,100	9,700	8,100	9,700
Restricted stock units	13,200	21,700	686,900	505,400

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

As of June 30, 2019, total unrecognized compensation remaining to be recognized in future periods totaled $252 million for stock options, $2 million for restricted stock and $290 million for restricted stock units and the weighted average period over which they are expected to be recognized is two years for stock options, ten months for restricted stock and two years for restricted stock units.

The Company recorded $82 million and $167 million for the three and six months ended June 30, 2019, respectively, and $70 million and $142 million of stock compensation expense for the three and six months ended June 30, 2018, respectively, which is included in operating costs and expenses. The Company also recorded $5 million of expense related to accelerated vesting of equity awards of terminated employees, which is recorded in other operating expenses, net in the consolidated statements of operations for the six months ended June 30, 2018.

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

The Company recorded income tax expense of $84 million and $203 million for the three and six months ended June 30, 2019, respectively, and $41 million and $69 million for the three and six months ended June 30, 2018, respectively. Income tax expense increased year over year primarily as a result of higher pretax income and lower benefit from state tax law changes.

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

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination. The Company has recorded unrecognized tax benefits totaling approximately $182 million and $180 million, excluding interest and penalties, as of June 30, 2019 and December 31, 2018, respectively. The Company does not currently anticipate that its reserve for uncertain tax positions will significantly increase or decrease during 2019; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision.

No tax years for Charter are currently under examination by the Internal Revenue Service ("IRS") for income tax purposes.  Charter's 2016 through 2018 tax years remain open for examination and assessment. Charter’s tax years ending 2015 through the short period return dated May 17, 2016 (prior to the acquisition of TWC and Bright House Networks, LLC) remain subject to examination and assessment. Years prior to 2015 remain open solely for purposes of examination of Charter’s loss and credit carryforwards. The IRS is currently examining Charter Holdings’ income tax return for 2016. Charter Holdings’ 2017 and 2018 tax years remains open for examination and assessment. The IRS is currently examining TWC’s income tax returns for 2011 through 2014. TWC’s tax year 2015 remains subject to examination and assessment. Prior to TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009, TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS has examined Time Warner’s 2008 through 2010 income tax returns and the results are under appeal. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations during the three and six months ended June 30, 2019, nor does the Company anticipate a material impact in the future.

16.    Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to Charter shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the impact of potentially dilutive securities using the treasury stock and if-converted methods and is based on the weighted average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock, restricted

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

stock units, equity awards with market conditions and Charter Holdings convertible preferred units and common units. Charter Holdings common and convertible preferred units of 29 million for each of the three and six months ended June 30, 2019 and 31 million for each of the three and six months ended June 30, 2018 were not included in the computation of diluted earnings per share as their effect would have been antidilutive. The following is the computation of diluted earnings per common share for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Charter shareholders	$314	$273	$567	$441

Denominator:
Weighted average common shares outstanding, basic	222,392,274	234,241,769	223,505,016	235,992,306
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans	3,549,898	2,831,797	3,384,729	3,254,421
Weighted average common shares outstanding, diluted	225,942,172	237,073,566	226,889,745	239,246,727

Basic earnings per common share attributable to Charter shareholders	$1.41	$1.17	$2.54	$1.87
Diluted earnings per common share attributable to Charter shareholders	$1.39	$1.15	$2.50	$1.84

17.     Comprehensive Income

Comprehensive income equaled net income for the three and six months ended June 30, 2019. The following table sets forth the consolidated statements of comprehensive income for the periods presented.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Consolidated net income	$339	$562
Foreign currency translation adjustment	(1)	(1)
Consolidated comprehensive income	338	561
Less: Comprehensive income attributable to noncontrolling interest	(66)	(121)
Comprehensive income attributable to Charter shareholders	$272	$440

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

The Company is aware that Dr. John Malone, a director emeritus of Charter and Chairman of the board of directors and holder of 49.0% of voting interest in Liberty Broadband, may be deemed to have a 39.9% voting interest in Qurate Retail, Inc. ("Qurate") and is on the board of directors of Qurate. Qurate wholly owns HSN, Inc. (“HSN”) and QVC, Inc. (“QVC”). The Company has programming relationships with HSN and QVC. For the three and six months ended June 30, 2019, the Company recorded revenue in aggregate of approximately $12 million and $24 million, respectively, and for the three and six months ended June 30, 2018, the Company recorded revenue in aggregate of approximately $17 million and $33 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company’s footprint.

Dr. Malone and Mr. Steven Miron, a member of Charter’s board of directors, also serve on the board of directors of Discovery Communications, Inc., (“Discovery”). The Company is aware that Dr. Malone owns 1.2% of the series A common stock, 93.6% of the series B common stock and 2.6% of the series C common stock of Discovery and has a 28.2% voting interest in Discovery for the election of directors. The Company is aware that Advance/Newhouse Programming Partnership (“A/N PP”), an affiliate of A/N and of which Mr. Miron is the CEO, owns 100% of the Series A-1 preferred stock of Discovery and 100% of the Series C-1 preferred stock of Discovery and has a 24.1% voting interest for the election of directors. A/N PP has the right to appoint three directors out of a total of eleven directors to Discovery’s board to be elected by the holders of Discovery’s Series A-1 preferred stock. The Company purchases programming from Discovery pursuant to agreements entered into prior to Dr. Malone and Mr. Miron joining Charter’s board of directors. Based on publicly available information, the Company does not believe that Discovery would currently be considered a related party. The amount paid in the aggregate to Discovery represents less than 2% of total operating costs and expenses for the three and six months ended June 30, 2019 and 2018.

Equity Investments

The Company has agreements with certain equity investees pursuant to which the Company has made or received related party transaction payments. The Company recorded payments to equity investees totaling $81 million and $167 million during the three and six months ended June 30, 2019, respectively, and $86 million and $149 million during the three and six months ended June 30, 2018, respectively.

19.     Contingencies

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

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the U.S. District Court for the District of Kansas alleging that TWC infringed certain U.S. patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. At the trial, the jury returned a verdict of $140 million against TWC and further concluded that TWC had willfully infringed Sprint’s patents. The court subsequently declined to enhance the damage award as a result of the purported willful infringement and awarded Sprint an additional $6 million, representing pre-judgment interest on the damages award. The Company appealed the case to the United States Court of Appeals for the Federal Circuit where the Company lost the appeal. The Company expects to petition the Supreme Court as the Company continues to pursue its appeal rights. In addition to its appeal, the Company continues to pursue indemnity from one of its vendors and has brought a patent suit against Sprint (TC Tech, LLC v. Sprint) in the U.S. District Court for the District of Delaware implicating Sprint's LTE technology.  The expected financial impact of the Sprint verdict has been reflected in the Company's financial statements. The Company does not expect that the outcome of this litigation will have a material adverse effect on its operations or financial condition.  The ultimate outcomes of the appeal of the Sprint Kansas case, the pursuit of indemnity against the Company’s vendor and the TC Tech litigation cannot be predicted.

Sprint filed a second suit against Charter on December 2, 2017 in the United States District Court for the District of Delaware. This suit alleges infringement of 15 patents related to the Company's provision of VoIP services (ten of which were asserted against Legacy TWC in the matter described above). Charter is vigorously defending this case. While the Company is unable to predict the outcome of this Sprint suit, it does not expect that this litigation will have a material effect on its operations, financial condition, or cash flows.

Sprint filed a third suit against Charter on May 17, 2018 in the United States District Court for the Eastern District of Virginia. This suit alleges infringement of three patents related to the Company's video on demand services. The Company is vigorously defending this case. The parties recently agreed to transfer this case to the United States District Court for the District of Delaware. While the Company is unable to predict the outcome of this litigation, it does not expect that this litigation will have a material effect on its operations, financial condition, or cash flows.

The New York Public Service Commission (the “PSC”), the regulator for the cable and telecommunication industries in New York (whose Chair directs and operates as the Chief Executive Officer of the New York State Department of Public Service (“DPS”)), issued multiple orders against Charter including two orders on July 27, 2018 relating to the agreement by which the PSC approved Charter’s merger with TWC. One order determined that Charter had failed to satisfy one of its merger conditions by not extending its high speed broadband network according to the PSC’s interpretation of which homes and businesses Charter built to should count. The order further directed the initiation of a court action to impose financial and other penalties on Charter which the PSC initiated. The second order purported to rescind the PSC’s January 2016 approval of Charter’s merger with TWC’s New York operations and directed Charter to submit a plan to effect an orderly transition to a successor provider or providers and for Charter to cease operations in New York within six months of the order which deadline was extended as the DPS and Charter negotiated a resolution of these matters.

On April 19, 2019, DPS and Charter jointly presented to the PSC a proposed settlement to resolve these disputes, and on July 11, 2019, the PSC approved the settlement. The settlement resolved all outstanding matters regarding these disputes. No penalties or forfeiture were assessed as a result of the agreement, and the Company was not found to have committed, nor did it admit to, any violation. The incremental operating and capital expenditures to be incurred by the Company to meet the buildout and other requirements of the settlement agreement will not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

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

The components of net periodic pension benefit (costs) for the three and six months ended June 30, 2019 and 2018 are recorded in other pension benefits, net in the consolidated statements of operations and consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest cost	$(32)	$(32)	$(64)	$(64)
Expected return on plan assets	41	52	82	104
Net periodic pension benefits	$9	$20	$18	$40

The Company made no cash contributions to the qualified pension plans during the three and six months ended June 30, 2019 and 2018; however, the Company may make discretionary cash contributions to the qualified pension plans in the future. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified unfunded pension plan, the Company will continue to make contributions during 2019 to the extent benefits are paid.

21.     Recently Issued Accounting Standards

Accounting Standards Adopted January 1, 2018

ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”)

Upon adoption of ASU 2014-09, the Company recorded a cumulative-effect adjustment which included an increase to total shareholders’ equity of $38 million as of January 1, 2018.

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

The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The new standard resulted in the recording of leased assets and lease liabilities for the Company’s operating leases of approximately $1.1 billion and $1.2 billion, respectively, as of January 1, 2019. The difference between the leased assets and lease liabilities primarily represents the prior year end deferred rent liabilities balance, resulting from historical straight-lining of operating leases, which was effectively reclassified upon adoption to reduce the measurement of the leased assets. The adoption of the standard did not have an impact on the Company’s shareholders equity and is not anticipated to have an impact on the Company’s results from operations and cash flows. The adoption of the new standard resulted in additional interim and annual lease disclosures. See Note 5 for interim lease disclosures for the three and six months ended June 30, 2019.

Accounting Standards Not Yet Adopted

ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”)

In June 2016, the FASB issued ASU 2016-13, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be assessed for impairment under the current expected credit loss model rather than an incurred loss model. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount.  ASU 2016-13 will be effective for interim and annual periods beginning after December 15, 2019 (January 1, 2020 for the Company). Early adoption is permitted.  The Company is currently in the process of evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

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

ASU No. 2018-15, Customer’s Accounting for Implementation Costs in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15")

In August 2018, the FASB issued ASU 2018-15 which requires upfront implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract to be amortized to hosting expense over the term of the arrangement. ASU 2018-15 will be effective for interim and annual periods beginning after December 15, 2019 (January 1, 2020 for the Company). Early adoption is permitted. The Company is currently in the process of evaluating the impact that the adoption of ASU 2018-15 will have on its consolidated financial statements.

ASU No. 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials ("ASU 2019-02")

In March 2019, the FASB issued ASU 2019-02 which aligns the accounting for production costs of an episodic television series with the accounting for production costs of films regarding cost capitalization, amortization, impairment, presentation and disclosure. ASU 2019-02 will be effective for interim and annual periods beginning after December 15, 2019 (January 1, 2020

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

for the Company). Early adoption is permitted. The Company is currently in the process of evaluating the impact that the adoption of ASU 2019-02 will have on its consolidated financial statements.

22.     Consolidating Schedules

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

Comprehensive income equaled net income for the six months ended June 30, 2019. Condensed consolidating financial statements as of June 30, 2019 and December 31, 2018 and for the six months ended June 30, 2019 and 2018 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of June 30, 2019

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$198	$—	$498	$—	$696
Accounts receivable, net	1	34	—	2,035	—	2,070
Receivables from related party	24	411	51	—	(486)	—
Prepaid expenses and other current assets	9	40	—	525	—	574
Total current assets	34	683	51	3,058	(486)	3,340

RESTRICTED CASH	—	150	—	—	—	150

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	599	—	33,876	—	34,475
Customer relationships, net	—	—	—	8,461	—	8,461
Franchises	—	—	—	67,319	—	67,319
Goodwill	—	—	—	29,554	—	29,554
Total investment in cable properties, net	—	599	—	139,210	—	139,809

INVESTMENT IN SUBSIDIARIES	52,689	59,452	78,628	—	(190,769)	—
OPERATING LEASE RIGHT-OF-USE ASSETS	—	177	—	989	—	1,166
LOANS RECEIVABLE – RELATED PARTY	260	699	545	—	(1,504)	—
OTHER NONCURRENT ASSETS	—	230	—	1,390	—	1,620

Total assets	$52,983	$61,990	$79,224	$144,647	$(192,759)	$146,085

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$20	$873	$287	$6,965	$—	$8,145
Operating lease liabilities	—	30	—	178	—	208
Payables to related party	—	—	—	486	(486)	—
Current portion of long-term debt	—	—	—	1,522	—	1,522
Total current liabilities	20	903	287	9,151	(486)	9,875

LONG-TERM DEBT	—	—	19,485	52,299	—	71,784
LOANS PAYABLE – RELATED PARTY	—	—	—	1,504	(1,504)	—
DEFERRED INCOME TAXES	17,457	13	—	52	—	17,522
LONG-TERM OPERATING LEASE LIABILITIES	—	201	—	851	—	1,052
OTHER LONG-TERM LIABILITIES	220	400	—	2,138	—	2,758

SHAREHOLDERS’/MEMBER’S EQUITY
Controlling interest	35,286	52,689	59,452	78,628	(190,769)	35,286
Noncontrolling interests	—	7,784	—	24	—	7,808
Total shareholders’/member’s equity	35,286	60,473	59,452	78,652	(190,769)	43,094

Total liabilities and shareholders’/member’s equity	$52,983	$61,990	$79,224	$144,647	$(192,759)	$146,085

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the six months ended June 30, 2019

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
REVENUES	$23	$575	$—	$22,548	$(593)	$22,553

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	23	556	—	14,500	(599)	14,480
Depreciation and amortization	—	8	—	5,042	—	5,050
Other operating (income) expense, net	—	(8)	—	59	6	57
	23	556	—	19,601	(593)	19,587
Income from operations	—	19	—	2,947	—	2,966

OTHER INCOME (EXPENSES):
Interest income (expense), net	5	17	(511)	(1,381)	—	(1,870)
Loss on financial instruments, net	—	—	—	(82)	—	(82)
Other pension benefits, net	—	—	—	18	—	18
Other expense, net	—	—	—	(126)	—	(126)
Equity in income of subsidiaries	685	788	1,299	—	(2,772)	—
	690	805	788	(1,571)	(2,772)	(2,060)

Income before income taxes	690	824	788	1,376	(2,772)	906
Income tax expense	(123)	(4)	—	(76)	—	(203)
Consolidated net income	567	820	788	1,300	(2,772)	703
Less: Net income attributable to noncontrolling interests	—	(135)	—	(1)	—	(136)
Net income	$567	$685	$788	$1,299	$(2,772)	$567

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the six months ended June 30, 2018

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
REVENUES	$27	$560	$—	$21,503	$(579)	$21,511

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	27	537	—	13,724	(579)	13,709
Depreciation and amortization	—	5	—	5,297	—	5,302
Other operating expenses, net	—	4	—	94	—	98
	27	546	—	19,115	(579)	19,109
Income from operations	—	14	—	2,388	—	2,402

OTHER INCOME (EXPENSES):
Interest income (expense), net	4	13	(508)	(1,238)	—	(1,729)
Loss on financial instruments, net	—	—	—	(12)	—	(12)
Other pension benefits, net	—	—	—	40	—	40
Other expense, net	—	(25)	—	(45)	—	(70)
Equity in income of subsidiaries	495	619	1,127	—	(2,241)	—
	499	607	619	(1,255)	(2,241)	(1,771)

Income before income taxes	499	621	619	1,133	(2,241)	631
Income tax expense	(58)	(6)	—	(5)	—	(69)
Consolidated net income	441	615	619	1,128	(2,241)	562
Less: Net income attributable to noncontrolling interests	—	(120)	—	(1)	—	(121)
Net income	$441	$495	$619	$1,127	$(2,241)	$441

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income
For the six months ended June 30, 2018

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
Consolidated net income	$441	$615	$619	$1,128	$(2,241)	$562
Foreign currency translation adjustment	(1)	(1)	(1)	(1)	3	(1)
Consolidated comprehensive income	$440	$614	$618	$1,127	$(2,238)	$561
Less: Comprehensive income attributable to noncontrolling interests	—	(120)	—	(1)	—	(121)
Comprehensive income	$440	$494	$618	$1,126	$(2,238)	$440

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2019

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(18)	$55	$(509)	$5,919	$—	$5,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(67)	—	(3,262)	67	(3,262)
Change in accrued expenses related to capital expenditures	—	—	—	(428)	—	(428)
Real estate investments through variable interest entities	—	(64)	—	—	—	(64)
Contributions to subsidiaries	(91)	(51)	(792)	—	934	—
Distributions from subsidiaries	1,829	2,084	2,591	—	(6,504)	—
Other, net	—	(5)	—	80	(67)	8
Net cash flows from investing activities	1,738	1,897	1,799	(3,610)	(5,570)	(3,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	750	9,964	—	10,714
Repayments of long-term debt	—	—	—	(10,123)	—	(10,123)
Payments for debt issuance costs	—	—	(7)	(25)	—	(32)
Purchase of treasury stock	(1,801)	—	—	—	—	(1,801)
Proceeds from exercise of stock options	81	—	—	—	—	81
Purchase of noncontrolling interest	—	(254)	—	—	—	(254)
Distributions to noncontrolling interest	—	(77)	—	(1)	—	(78)
Contributions from parent	—	91	51	792	(934)	—
Distributions to parent	—	(1,829)	(2,084)	(2,591)	6,504	—
Other, net	—	—	—	(127)	—	(127)
Net cash flows from financing activities	(1,720)	(2,069)	(1,290)	(2,111)	5,570	(1,620)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	(117)	—	198	—	81
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	—	465	—	300	—	765
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$—	$348	$—	$498	$—	$846

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2018

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$6	$73	$(502)	$6,218	$—	$5,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(4,574)	—	(4,574)
Change in accrued expenses related to capital expenditures	—	—	—	(466)	—	(466)
Contribution to subsidiaries	(43)	(77)	(77)	—	197	—
Distributions from subsidiaries	2,282	2,656	3,158	—	(8,096)	—
Other, net	—	(12)	—	(55)	—	(67)
Net cash flows from investing activities	2,239	2,567	3,081	(5,095)	(7,899)	(5,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	5,628	—	5,628
Repayments of long-term debt	—	—	—	(3,500)	—	(3,500)
Borrowings (repayments) loans payable - related parties	(7)	—	—	7	—	—
Payments for debt issuance costs	—	—	—	(17)	—	(17)
Purchase of treasury stock	(2,281)	—	—	—	—	(2,281)
Proceeds from exercise of stock options	43	—	—	—	—	43
Purchase of noncontrolling interest	—	(328)	—	—	—	(328)
Distributions to noncontrolling interest	—	(75)	—	(1)	—	(76)
Contributions from parent	—	43	77	77	(197)	—
Distributions to parent	—	(2,282)	(2,656)	(3,158)	8,096	—
Other, net	—	—	—	(5)	—	(5)
Net cash flows from financing activities	(2,245)	(2,642)	(2,579)	(969)	7,899	(536)

NET INCRASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	(2)	—	154	—	152
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	—	291	—	330	—	621
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$—	$289	$—	$484	$—	$773

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter”) is the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to approximately 28.7 million residential and small and medium business customers at June 30, 2019. We also recently launched our mobile service to residential customers. In addition, we sell video and online advertising inventory to local, regional and national advertising customers and fiber-delivered communications and managed information technology solutions to larger enterprise customers. We also own and operate regional sports networks and local sports, news and community channels.

Charter is a holding company whose principal asset is a controlling equity interest in Charter Communications Holdings, LLC (“Charter Holdings”), an indirect owner of Charter Communications Operating, LLC (“Charter Operating”) under which substantially all of the operations reside. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

Overview

Since the close of the acquisitions in 2016 of Time Warner Cable Inc. ("TWC") and Bright House Networks, LLC ("Bright House"), we have been focused on integrating the practices and systems of Charter, TWC and Bright House, centralizing our product, marketing, sales and service operations, insourcing the TWC and Bright House workforces in our call centers and field operations, and rolling out Spectrum pricing and packaging ("SPP") to TWC and Bright House service areas. In 2018, we completed the conversion of the remaining TWC and Bright House analog service areas to an all-digital platform enabling us to deliver more HD channels and higher Internet speeds. Nearly all of our footprint is now all-digital. Additionally, we have doubled minimum Internet speeds to 200 Mbps in a number of service areas at no additional cost to new and existing SPP Internet customers. In 2018, leveraging DOCSIS 3.1 technology, we also expanded the availability of our Spectrum Internet Gig service to nearly all of our footprint. With our integration nearly complete, we are focused on operating as one company, with a unified product, marketing and service infrastructure, which will allow us to accelerate growth and innovate faster. With significantly less customer-facing change expected in 2019, we are focused on deploying superior products and service with minimal service disruptions. We expect our growing levels of productivity will result in lower customer churn, longer customer lifetimes and improved productivity with fewer customer calls and truck rolls per customer relationship. With over 80% of our residential customer base now in SPP packages, we expect additional benefits from lower legacy package migration activity, combined with SPP customers rolling off introductory pricing and modest price increases. Further, we expect to continue to drive customer relationship growth through sales of video, Internet, wireline voice and mobile packaged services. Additionally, with the completion of our all-digital conversion, roll-out of DOCSIS 3.1 technology across our footprint, and the integration of TWC and Bright House mostly complete, we have experienced a meaningful reduction in capital expenditures in dollars and as a percent of revenue in 2019 and expect these reductions to continue for the remainder of 2019.

At the end of the second quarter of 2018, we launched our mobile product, Spectrum Mobile, under our mobile virtual network operator ("MVNO") reseller agreement with Verizon. Our Spectrum Mobile service is offered to our residential customers subscribing to our Internet service and runs on Verizon's mobile network combined with Spectrum WiFi. We began mass market advertising of Spectrum Mobile in September 2018. In the second quarter of 2019, we expanded our Spectrum Mobile bring-your-own-device ("BYOD") program across all sales channels to include a broader set of devices. We believe our BYOD program will lower the cost for consumers of switching mobile carriers, and will reduce the short-term working capital impact of selling new mobile devices on installment plans. We expect these developments to contribute to the growth of our mobile business. We also continue to explore ways to manage our own network and drive even more mobile traffic to our network through our continued deployment of in-home and outdoor WiFi hotspots. In addition, we plan to use our WiFi network in conjunction with additional unlicensed or licensed spectrum to improve network performance and expand capacity to offer consumers a superior mobile service at a lower total cost to us. Further, we have experimental wireless licenses from the Federal Communications Commission that we are utilizing to test next generation mobile services in several service areas around the country. In 2018, we invested in our mobile operating partnership with Comcast Corporation, with a portion representing our equity investment in the partnership and a portion representing a prepayment of software development and related services for the mobile back office platform. As the partnership delivers services, we will reflect such services as capital or operating expense depending on the nature of services delivered.

We believe Spectrum-branded mobile services will drive higher sales of our core products, create longer customer lives and increase profitability and cash flow over time. As a result of growth costs associated with our new mobile product line, we cannot be certain that we will be able to grow revenues or maintain our margins at recent historical rates. During the three and six months ended June 30, 2019, our mobile product line increased revenues by $158 million and $298 million, respectively, reduced Adjusted EBITDA by approximately $119 million and $239 million, respectively, and reduced free cash flow by approximately $297 million and $588 million, respectively. During the three and six months ended June 30, 2018, our mobile product line reduced Adjusted EBITDA by approximately $33 million and $41 million, respectively, and reduced free cash flow by $116 million and $141 million, respectively. As we continue to launch our mobile service and scale the business, we expect continued negative impacts to Adjusted EBITDA, as well as negative working capital impacts from the timing of device-related cash flows when we provide the handset or tablet to customers pursuant to equipment installment plans.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Revenues	$11,347	$10,854	4.5%	$22,553	$21,511	4.8%
Adjusted EBITDA	$4,185	$4,051	3.3%	$8,240	$7,944	3.7%
Income from operations	$1,541	$1,360	13.3%	$2,966	$2,402	23.5%

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

Growth in total revenue, Adjusted EBITDA and income from operations for the three and six months ended June 30, 2019 compared to the corresponding prior periods was primarily due to growth in our residential Internet and commercial business customers. Adjusted EBITDA growth was additionally affected by increases in operating costs and expenses, primarily programming and mobile. Income from operations was also affected by a decrease in depreciation and amortization expense.

The following table summarizes our customer statistics for video, Internet and voice as of June 30, 2019 and 2018 (in thousands except per customer data and footnotes).

	Approximate as of
	June 30,
	2019 (a)	2018 (a)
Customer Relationships (b)
Residential	26,755	25,871
Small and Medium Business	1,902	1,750
Total Customer Relationships	28,657	27,621

Residential Primary Service Units (“PSU”)
Video	15,802	16,206
Internet	24,244	23,070
Voice	9,808	10,325

Monthly Residential Revenue per Residential Customer (c)	$112.20	$111.88

Small and Medium Business PSUs
Video	518	476
Internet	1,701	1,552
Voice	1,097	994

Monthly Small and Medium Business Revenue per Customer (d)	$170.42	$176.96

Enterprise PSUs (e)	258	235

(a)
Customer statistics do not include mobile. We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of June 30, 2019 and 2018, customers include approximately 152,900 and 227,500 customers, respectively, whose accounts were over 60 days past due, approximately 13,800 and 19,300 customers, respectively, whose accounts were over 90 days past due and approximately 15,800 and 13,200 customers, respectively, whose accounts were over 120 days past due.

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

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$11,347	$10,854	$22,553	$21,511

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	7,244	6,873	14,480	13,709
Depreciation and amortization	2,500	2,592	5,050	5,302
Other operating expenses, net	62	29	57	98
	9,806	9,494	19,587	19,109
Income from operations	1,541	1,360	2,966	2,402

Other Income (Expenses):
Interest expense, net	(945)	(878)	(1,870)	(1,729)
Loss on financial instruments, net	(119)	(75)	(82)	(12)
Other pension benefits, net	9	20	18	40
Other expense, net	(16)	(47)	(126)	(70)
	(1,071)	(980)	(2,060)	(1,771)

Income before income taxes	470	380	906	631
Income tax expense	(84)	(41)	(203)	(69)
Consolidated net income	386	339	703	562
Less: Net income attributable to noncontrolling interests	(72)	(66)	(136)	(121)

Net income attributable to Charter shareholders	$314	$273	$567	$441

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$1.41	$1.17	$2.54	$1.87
Diluted	$1.39	$1.15	$2.50	$1.84

Weighted average common shares outstanding, basic	222,392,274	234,241,769	223,505,016	235,992,306
Weighted average common shares outstanding, diluted	225,942,172	237,073,566	226,889,745	239,246,727

Revenues. Total revenues grew $493 million and $1.0 billion for the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018 primarily due to increases in the number of residential Internet and commercial business customers, price adjustments as well as the launch of our mobile service in the second half of 2018 offset by a decrease in video customers.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Video	$4,391	$4,363	0.6%	$8,775	$8,655	1.4%
Internet	4,103	3,770	8.8%	8,127	7,477	8.7%
Voice	489	531	(7.8)%	993	1,087	(8.6)%
Residential revenue	8,983	8,664	3.7%	17,895	17,219	3.9%

Small and medium business	963	915	5.3%	1,908	1,815	5.1%
Enterprise	652	627	4.0%	1,295	1,249	3.7%
Commercial revenue	1,615	1,542	4.7%	3,203	3,064	4.5%

Advertising sales	395	427	(7.5)%	740	783	(5.5)%
Mobile	158	—	NM	298	—	NM
Other	196	221	(11.3)%	417	445	(6.3)%
	$11,347	$10,854	4.5%	$22,553	$21,511	4.8%

Video revenues consist primarily of revenues from basic and digital video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The increase in video revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2019 compared to three months ended June 30, 2018 Increase / (Decrease)	Six months ended June 30, 2019 compared to six months ended June 30, 2018 Increase / (Decrease)
Increase related to rate changes	$149	$330
Decrease in average residential video customers	(97)	(181)
Decrease in video on demand and pay-per-view	(24)	(29)
	$28	$120

The increases related to rate changes were primarily due to price adjustments including annual increases and promotional roll-off. Residential video customers decreased by 404,000 from June 30, 2018 to June 30, 2019.

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2019 compared to three months ended June 30, 2018 Increase / (Decrease)	Six months ended June 30, 2019 compared to six months ended June 30, 2018 Increase / (Decrease)
Increase in average residential Internet customers	$192	$378
Increase related to rate changes	141	272
	$333	$650

Residential Internet customers grew by 1,174,000 customers from June 30, 2018 to June 30, 2019. The increases related to rate changes were primarily due to price adjustments including promotional roll-off.

The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2019 compared to three months ended June 30, 2018 Increase / (Decrease)	Six months ended June 30, 2019 compared to six months ended June 30, 2018 Increase / (Decrease)
Decrease related to rate changes	$(20)	$(55)
Decrease in average residential voice customers	(22)	(39)
	$(42)	$(94)

The decreases related to rate changes were primarily due to value-based pricing. Residential wireline voice customers decreased by 517,000 customers from June 30, 2018 to June 30, 2019.

The increase in small and medium business commercial revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2019 compared to three months ended June 30, 2018 Increase / (Decrease)	Six months ended June 30, 2019 compared to six months ended June 30, 2018 Increase / (Decrease)
Increase in small and medium business customers	$85	$175
Decrease related to rate changes	(37)	(82)
	$48	$93

Small and medium business customers grew by 152,000 from June 30, 2018 to June 30, 2019. The decreases related to rate changes were primarily due to value-based pricing related to SPP, net of promotional roll-off and price adjustments.

Enterprise revenues increased $25 million and $46 million during the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018 primarily due to growth in customers. Enterprise PSUs increased 23,000 from June 30, 2018 to June 30, 2019.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues decreased $32 million and $43 million during the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018 primarily due to a decrease in political revenue.

During the three and six months ended June 30, 2019, mobile revenues represent approximately $111 million and $225 million, respectively, of device revenues and approximately $47 million and $73 million of service revenues related to our mobile service, respectively. As of June 30, 2019, we had 518,000 mobile lines.

Other revenues consist of revenue from regional sports and news channels (excluding intercompany charges or advertising sales on those channels), home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues decreased $25 million and $28 million during the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018 primarily due to a decrease in late payment fees and home shopping revenue offset by the sale of video devices.

Operating costs and expenses. The increases in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended June 30, 2019 compared to three months ended June 30, 2018 Increase / (Decrease)	Six months ended June 30, 2019 compared to six months ended June 30, 2018 Increase / (Decrease)
Programming	$24	$137
Regulatory, connectivity and produced content	37	65
Costs to service customers	(17)	(49)
Marketing	(1)	(17)
Mobile	244	496
Other	84	139
	$371	$771

Programming costs were approximately $2.8 billion and $5.7 billion for the three and six months ended June 30, 2019, respectively, representing 39% of total operating costs and expenses for both time periods, and $2.8 billion and $5.6 billion for the three and six months ended June 30, 2018, respectively, representing 41% of total operating costs and expenses for both time periods. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, VOD, and pay-per-view programming. The increase in programming costs is primarily a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consents partly offset by lower video customers and pay-per-view.  We expect programming expenses will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. We have been unable to fully pass these increases on to our customers and do not expect to be able to do so in the future without a potential loss of customers.

Regulatory, connectivity and produced content increased $37 million and $65 million during the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018 primarily due to costs of video devices sold to customers, higher regulatory pass-through fees and original programming costs.

Costs to service customers decreased $17 million and $49 million during the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018 primarily due to a decrease in bad debt expense.

Mobile costs of $277 million and $537 million for the three and six months ended June 30, 2019, respectively, and $33 million and $41 million for the three and six months ended June 30, 2018, respectively, were comprised of mobile device costs, mobile launch costs and mobile service and operating costs.

The increase in other expense is attributable to the following (dollars in millions):

	Three months ended June 30, 2019 compared to three months ended June 30, 2018 Increase / (Decrease)	Six months ended June 30, 2019 compared to six months ended June 30, 2018 Increase / (Decrease)
Corporate costs	$23	$39
Property tax and insurance	19	39
Stock compensation expense	12	25
Enterprise	8	14
Advertising sales expense	10	5
Other	12	17
	$84	$139

Depreciation and amortization. Depreciation and amortization expense decreased by $92 million and $252 million during the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in depreciation and amortization as certain assets acquired from TWC and Bright House become fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Other operating expenses, net. The changes in other operating expenses, net are attributable to the following (dollars in millions):

	Three months ended June 30, 2019 compared to three months ended June 30, 2018 Increase / (Decrease)	Six months ended June 30, 2019 compared to six months ended June 30, 2018 Increase / (Decrease)
Special charges, net	$(12)	$(92)
(Gain) loss on sale of assets, net	45	51
	$33	$(41)

Special charges, net decreased during the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018 primarily due to a decrease in merger and restructuring costs. The six months ended June 30, 2018 also included a $22 million charge related to a withdrawal liability from a multiemployer pension plan. Loss on sale of assets, net increased primarily due to a $41 million impairment of non-strategic assets recognized during the three and six months ended June 30, 2019. See Note 13 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. Net interest expense increased by $67 million and $141 million for the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018 primarily as a result of an increase in weighted average debt outstanding of approximately $1.2 billion and $2.4 billion, respectively, primarily due to the issuance of notes throughout 2018 and 2019 for general corporate purposes including stock buybacks and debt repayments.

Loss on financial instruments, net. We recorded losses on financial instruments of $119 million and $82 million during the three and six months ended June 30, 2019, respectively, and $75 million and $12 million during the three and six months ended June 30, 2018, respectively. Gains and losses on financial instruments are primarily recognized due to changes in the fair value of our cross-currency derivative instruments and the foreign currency remeasurement of the fixed-rate British pound sterling denominated notes (the “Sterling Notes”) into U.S. dollars. For more information, see Note 9 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Other pension benefits, net. Net other pension benefits decreased by $11 million and $22 million during the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018 due to lower expected return on plan assets. For more information, see Note 20 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Other expense, net. Other expense, net primarily represents equity losses on our equity investments. Other expense, net also includes impairments on equity investments of approximately $11 million and $121 million during the three and six months ended June 30, 2019, respectively, and $39 million and $58 million during the three and six months ended June 30, 2018, respectively.

Income tax expense. We recognized income tax expense of $84 million and $203 million for the three and six months ended June 30, 2019, respectively, and $41 million and $69 million for the three and six months ended June 30, 2018, respectively. Income tax expense increased year over year primarily as a result of higher pretax income and lower benefit from state tax law changes. For more information, see Note 15 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest for financial reporting purposes represents A/N’s portion of Charter Holdings’ net income based on its effective common unit ownership interest and the preferred dividend of $37 million and $75 million for each of the three and six months ended June 30, 2019 and 2018, respectively. For more information, see Note 8 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income attributable to Charter shareholders. Net income attributable to Charter shareholders increased from $273 million and $441 million for the three and six months ended June 30, 2018, respectively, to $314 million and $567 million for the three and six months ended June 30, 2019, respectively, primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $299 million and $599 million for the three and six months ended June 30, 2019, respectively, and $265 million and $538 million for the three and six months ended June 30, 2018, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to Charter shareholders	$314	$273	$567	$441
Plus: Net income attributable to noncontrolling interest	72	66	136	121
Interest expense, net	945	878	1,870	1,729
Income tax expense	84	41	203	69
Depreciation and amortization	2,500	2,592	5,050	5,302
Stock compensation expense	82	70	167	142
Loss on financial instruments, net	119	75	82	12
Other pension benefits, net	(9)	(20)	(18)	(40)
Other, net	78	76	183	168
Adjusted EBITDA	$4,185	$4,051	$8,240	$7,944

Net cash flows from operating activities	$2,761	$3,096	$5,447	$5,795
Less: Purchases of property, plant and equipment	(1,597)	(2,391)	(3,262)	(4,574)
Change in accrued expenses related to capital expenditures	(52)	99	(428)	(466)
Free cash flow	$1,112	$804	$1,757	$755

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

In May 2019, CCO Holdings, LLC and CCO Holdings Capital Corp. jointly issued $750 million aggregate principal amount of 5.375% senior unsecured notes due 2029 at par and in July 2019, an additional $750 million of the same series of notes were issued at a price of 102.000% of the aggregate principal amount. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including funding buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness.

In July 2019, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.25 billion aggregate principal amount of 5.125% senior notes due 2049 at a price of 99.880% of the aggregate principal amount. The net proceeds will be used to pay related fees and expenses and for general corporate purposes, including funding potential buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness, which may include Time Warner Cable, LLC's 5.000% senior notes due 2020.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The principal amount of our debt as of June 30, 2019 was $72.6 billion, consisting of $11.2 billion of credit facility debt, $41.8 billion of investment grade senior secured notes and $19.7 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. As we launch our new mobile services, we expect an initial funding period to grow a new product as well as negative working capital impacts from the timing of device-related cash flows when we provide the handset or tablet to customers pursuant to equipment installment plans. Free cash flow was $1.1 billion and $1.8 billion for the three and six months ended June 30, 2019, respectively, and $804 million and $755 million for the three and six months ended June 30, 2018, respectively. The increase in free cash flow for the three and six months ended June 30, 2019 compared to the corresponding prior periods is primarily due to a decrease in capital expenditures and higher Adjusted EBITDA offset by an unfavorable change in working capital as well as an increase in cash paid for interest. As of June 30, 2019, the amount available under our credit facilities was approximately $4.1 billion and cash on hand was approximately $696 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as stock repurchases and dividends. Charter's target leverage remains at 4 to 4.5 times, and up to 3.5 times at the Charter Operating level. Our leverage was 4.4 as of June 30, 2019. We expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. During the three and six months ended June 30, 2019, Charter purchased approximately 2.2 million and 4.9 million shares, respectively, of Charter Class A common stock for approximately $837 million and $1.7 billion, respectively, and during the three and six months ended June 30, 2018, Charter purchased 5.7 million and 7.3 million shares, respectively, of Charter Class A common stock for approximately $1.7 billion and $2.2 billion, respectively.

In December 2017, Charter and A/N entered into an amendment to the letter agreement (the "Letter Agreement") that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis. Charter Holdings purchased from A/N 0.4 million and 0.8 million Charter Holdings common units at an average price per unit of $358.21 and $338.12, or $161 million and $254 million, during the three and six months ended June 30, 2019, respectively, and 0.7 million and 1.1 million Charter Holdings common units at an average price per unit of $295.31 and $312.38, or $201 million and $328 million, during the three and six months ended June 30, 2018, respectively.

As of June 30, 2019, Charter had remaining board authority to purchase an additional $769 million of Charter’s Class A common stock and/or Charter Holdings common units. Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions.

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

Free Cash Flow

Free cash flow increased $308 million and $1.0 billion during the three and six months ended June 30, 2019 compared to the corresponding prior periods in 2018 due to the following (dollars in millions).

	Three months ended June 30, 2019 compared to three months ended June 30, 2018 Increase / (Decrease)	Six months ended June 30, 2019 compared to six months ended June 30, 2018 Increase / (Decrease)
Decrease in capital expenditures	$794	$1,312
Increase in Adjusted EBITDA	134	296
Changes in working capital, excluding change in accrued interest	(438)	(540)
Increase in cash paid for interest, net	(167)	(114)
Other, net	(15)	48
	$308	$1,002

Free cash flow was reduced by $297 million and $588 million during the three and six months ended June 30, 2019, respectively, and $116 million and $141 million during the three and six months ended June 30, 2018, respectively, due to mobile with impacts negatively affecting working capital, capital expenditures and Adjusted EBITDA.

Limitations on Distributions

Distributions by our subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of June 30, 2019, there was no default under any of these indentures or credit facilities, and each subsidiary met its applicable leverage ratio tests based on June 30, 2019 financial results. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing, and Financing Activities

Cash, Cash Equivalents and Restricted Cash. We held $696 million and $551 million in cash and cash equivalents as of June 30, 2019 and December 31, 2018, respectively. We also held $150 million and $214 million in restricted cash as of June 30, 2019 and December 31, 2018, respectively, representing escrowed funds of a consolidated variable interest entity. See Note 3 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Operating Activities. Net cash provided by operating activities decreased $348 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to changes in working capital, excluding the change in accrued interest and accrued expenses related to capital expenditures, that used $578 million more cash as a result of a one-time impact from a standardization of bill cycles and lower payables offset by an increase in Adjusted EBITDA of $296 million.

Investing Activities. Net cash used in investing activities was $3.7 billion and $5.1 billion for the six months ended June 30, 2019 and 2018, respectively. The decrease in cash used was primarily due to a decrease in capital expenditures.

Financing Activities. Net cash used in financing activities was $1.6 billion and $536 million for the six months ended June 30, 2019 and 2018, respectively. The increase in cash used was primarily due to a decrease in the amount by which borrowings of long-term debt exceeded repayments offset by a decrease in the purchase of treasury stock and noncontrolling interest.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.6 billion and $3.3 billion for the three and six months ended June 30, 2019, respectively, and $2.4 billion and $4.6 billion for the three and six months ended June 30, 2018, respectively.  The decrease was primarily due to lower customer premise equipment expenditures as a result of the completion of our all-digital conversion and fewer SPP migrations, lower scalable infrastructure as a result of the completion of the roll-out of DOCSIS 3.1 technology across our footprint in 2018 and lower support spending with the substantial completion of the integration of TWC and Bright House. See the table below for more details.

We currently expect capital expenditures, excluding capital expenditures related to mobile, to be approximately $7 billion in 2019, versus $8.9 billion in 2018. The actual amount of our capital expenditures in 2019 will depend on a number of factors including further spend related to product development and growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures decreased by $428 million and $466 million for the six months ended June 30, 2019 and 2018, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three and six months ended June 30, 2019 and 2018. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Customer premise equipment (a)	$492	$828	$1,057	$1,762
Scalable infrastructure (b)	223	587	520	1,073
Line extensions (c)	363	353	684	644
Upgrade/rebuild (d)	155	190	286	332
Support capital (e)	364	433	715	763
Total capital expenditures	$1,597	$2,391	$3,262	$4,574

Capital expenditures included in total related to:
Mobile	$93	$53	$181	$70
Commercial services	$324	$309	$629	$592
All-digital transition	$—	$88	$—	$274

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

Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency derivative instruments have maturities of June 2031 and July 2042. We are required to post collateral on the cross-currency derivative instruments when such instruments are in a liability position. In April 2019, we entered into a collateral holiday agreement for 60% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years, as well as a ten year collateral cap on the remaining 40% of the cross-currency swaps which limits the required collateral posting on that 40% of the cross-currency swaps to $150 million. For more information, see Note 9 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

As of June 30, 2019 and December 31, 2018, the weighted average interest rate on credit facility debt was approximately 4.1% and 4.3%, respectively, and the weighted average interest rate on the senior notes was approximately 5.4% and 5.6%, respectively, resulting in a blended weighted average interest rate of 5.2% and 5.4%, respectively. The interest rate on approximately 83% and 85% of the total principal amount of our debt was effectively fixed as of June 30, 2019 and December 31, 2018, respectively.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of June 30, 2019 (dollars in millions).

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Debt:
Fixed-Rate	$—	$3,500	$2,200	$4,250	$4,150	$46,419	$60,519	$65,215
Average Interest Rate	—%	4.19%	4.32%	4.70%	5.85%	5.63%	5.45%

Variable Rate	$143	$286	$286	$286	$566	$10,500	$12,067	$12,030
Average Interest Rate	3.46%	3.23%	3.57%	3.86%	3.93%	4.27%	4.13%

Interest rates on variable-rate debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at June 30, 2019 including applicable bank spread.

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

During the quarter ended June 30, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

Our Annual Report on Form 10-K for the year ended December 31, 2018 includes “Legal Proceedings” under Item 3 of Part I. Other than as described in Note 19 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements,” there have been no material changes from the legal proceedings described in our Form 10-K.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2018 includes "Risk Factors" under Item 1A of Part I. There have been no material changes from the updated risk factors described in our Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(C) Purchases of Equity Securities by the Issuer

The following table presents Charter’s purchases of equity securities completed during the second quarter of 2019 (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - 30, 2019	742,193	$353.38	738,856	$902
May 1 - 31, 2019	962,037	$376.20	822,793	$808
June 1 - 30, 2019	697,425	$389.27	685,630	$769

(1)
Includes 3,337, 139,244 and 11,795 shares withheld from employees for the payment of taxes and exercise costs upon the exercise of stock options or vesting of other equity awards for the months of April, May and June 2019, respectively.

(2)
During the three months ended June 30, 2019, Charter purchased approximately 2.2 million shares of its Class A common stock for approximately $837 million. Charter Holdings purchased 0.4 million Charter Holdings common units from A/N at an average price per unit of $358.21, or $161 million, during the three months ended June 30, 2019. As of June 30, 2019, Charter had remaining board authority to purchase an additional $769 million of Charter’s Class A common stock and/or Charter Holdings common units. In addition to open market purchases including pursuant to Rule 10b5-1 plans adopted from time to time, Charter may also buy shares of Charter Class A common stock, from time to time, pursuant to private transactions outside of its Rule 10b5-1 plan and any such repurchases would also trigger the repurchases from A/N pursuant to and to the extent provided in the Letter Agreement.

Item 5.     Other Information.

On January 29, 2019, Charter’s Board of Directors adopted the Charter Communications, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on April 23, 2019 upon its approval by Charter’s stockholders at its Annual Meeting. The terms of the 2019 Plan are summarized in Charter’s proxy statement for the 2019 Annual Meeting. The forms of stock option agreement, restricted stock unit agreement and restricted stock agreement approved for grants under the 2019 Plan are attached as Exhibits 10.2, 10.3 and 10.4 to this report.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: July 26, 2019		Chief Accounting Officer and Controller

S- 1

Exhibit Index

Exhibit	Description

10.1
Charter Communications, Inc. 2019 Stock Incentive Plan (incorporated by reference to Annex A to the proxy statement for the Charter Communications, Inc. 2019 Annual Meeting of Stockholders filed March 14, 2019 (File No. 001-33664)).

10.2*	Form of Nonqualified Stock Option Agreement under the Charter Communications, Inc. 2019 Stock Incentive Plan.
10.3*	Form of Restricted Stock Unit Agreement under the Charter Communications, Inc. 2019 Stock Incentive Plan.
10.4*	Form of Restricted Stock Agreement under the Charter Communications, Inc. 2019 Stock Incentive Plan.
10.5
Indenture, dated as of May 23, 2019, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by Charter Communications, Inc. on May 30, 2019 (File No. 001-33664)).

10.6
First Supplemental Indenture, dated as of May 23, 2019, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by Charter Communications, Inc. on May 30, 2019 (File No. 001-33664)).

10.7	Form of 5.375% Senior Notes due 2029 (included in Exhibit 10.5).
10.8
Exchange and Registration Rights Agreement, dated May 23, 2019, relating to the 5.375% Senior Notes due 2029, among CCO Holdings, LLC, CCO Holdings Capital Corp. and Deutsche Bank Securities Inc., as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on May 30, 2019 (File No. 001-33664)).

10.9
Underwriting Agreement, dated as of June 25, 2019, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., CCO Holdings, LLC, as parent guarantor, the subsidiary guarantors party thereto and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named in Schedule I thereto (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on July 1, 2019 (File No. 001-33664)).

10.10
Fourteenth Supplemental Indenture, dated as of July 10, 2019, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.5 to the current report on Form 8-K filed by Charter Communications, Inc. on July 10, 2019 (File No. 001-33664)).

10.11	Form of 5.125% Senior Secured Notes due 2049 (included in Exhibit 10.10 hereto).
10.12
Exchange and Registration Rights Agreement, dated July 10, 2019, relating to the 5.375% Senior Notes due 2029, among CCO Holdings, LLC, CCO Holdings Capital Corp. and Deutsche Bank Securities Inc., as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on July 10, 2019 (File No. 001-33664)).

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

_____________

*	Filed herewith.

E- 1

**
This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the company specifically incorporates it by reference.

E- 2