Form 10-K
period 2019-12-31
CHARTER COMMUNICATIONS, INC. /MO/
filed 2020-01-31
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
______________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of the registrant of outstanding Class A common stock held by non-affiliates of the registrant at June 30, 2019 was approximately $65.3 billion, computed based on the closing sale price as quoted on the NASDAQ Global Select Market on that date. For purposes of this calculation only, directors, executive officers and the principal controlling shareholders or entities controlled by such controlling shareholders of the registrant are deemed to be affiliates of the registrant.

There were 209,975,963 shares of Class A common stock outstanding as of December 31, 2019. There was 1 share of Class B common stock outstanding as of the same date.

Documents Incorporated By Reference

Information required by Part III is incorporated by reference from Registrant’s proxy statement or an amendment to this Annual Report on Form 10-K to be filed by April 30, 2020.

CHARTER COMMUNICATIONS, INC.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2019

This annual report on Form 10-K is for the year ended December 31, 2019. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “Charter,” “we,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in Part I. Item 1. under the heading “Business” and in Part II. Item 7. under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described in Part I. Item 1A. under “Risk Factors” and in Part II. Item 7. under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Many of the forward-looking statements contained in this annual report may be identified by the use of forward‑looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” “aim,” “on track,” “target,” “opportunity,” “tentative,” “positioning,” “designed,” “create,” “predict,” “project,” “initiatives,” “seek,” “would,” “could,” “continue,” “ongoing,” “upside,” “increases,” “focused on” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

•
the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite ("DBS") operators, wireless broadband and telephone providers, digital subscriber line (“DSL”) providers, fiber to the home providers and providers of video content over broadband Internet connections;

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

ii

PART I

Item 1. Business.

Introduction

We are the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to approximately 29.2 million residential and small and medium business customers at December 31, 2019. We also offer mobile service to residential customers and recently launched mobile service to small and medium business customers. In addition, we sell video and online advertising inventory to local, regional and national advertising customers and tailored communications and managed solutions to larger enterprise customers. We also own and operate regional sports networks and local sports, news and community channels.

We own and operate a high-capacity, two-way telecommunications network which passes over 52 million households and small and medium businesses across the United States. Our core strategy is to use our network to deliver high quality products at competitive prices, combined with outstanding service. This strategy, combined with simple, easy to understand pricing and packaging, is central to our goal of growing our customer base while selling more of our core connectivity services, which include both fixed and mobile Internet, video and voice services, to each individual customer.  We execute this strategy by managing our operations in a consumer-friendly, efficient and cost-effective manner. Our operating strategy includes insourcing nearly all of our customer care and field operations workforces, which results in higher quality service delivery. While an insourced operating model can increase the field operations and customer care costs associated with individual service transactions, the higher quality nature of insourced labor service transactions significantly reduces the volume of service transactions per customer, more than offsetting the higher investment made in each insourced service transaction. As we reduce the number of service transactions and recurring costs per customer relationship, we continue to provide our customers with products and prices that we believe provide more value than what our competitors offer. The combination of offering high quality, competitively priced products and outstanding service, allows us to both increase the number of customers we serve over our fully deployed network, and to increase the number of products we sell to each customer. This combination also reduces the number of service transactions we perform per relationship, yielding higher customer satisfaction and lower customer churn, resulting in lower costs to acquire and serve customers.

We have enhanced our service operations to allow our customers to (1) more frequently interact with us through our customer website and Spectrum TV application, online chat and social media, (2) have their services installed at the time and in the manner of their own choosing, including self-installation, and (3) receive a variety of video packages on an increasing number of connected devices including those owned by us and those owned by the customer. By offering our customers growing levels of choices in how they receive and install their services and how they interact with us, we are driving higher overall levels of customer satisfaction and reducing our operating costs and capital expenditures per customer relationship. Ultimately, our operating strategy enables us to offer high quality, competitively priced services profitably, while continuing to invest in new products and services.

The capability and functionality of our two-way network continues to grow in a number of areas, especially with respect to wireless connectivity. Our Internet service offers consumers the ability to wirelessly connect to our network using WiFi technology. We estimate that over 300 million devices are wirelessly connected to our network through WiFi. Initially, our wireless strategy focused on offering wireless connectivity solutions inside the home and business using WiFi. Through our mobile virtual network operator (“MVNO”) reseller agreement with Verizon Communications Inc. ("Verizon"), we are now able to offer Internet connectivity to our customers beyond the home via our Spectrum Mobile product. We are also actively testing and evaluating opportunities for our customers to wirelessly connect to our network using a combination of licensed and unlicensed radio spectrum to deliver fixed and mobile service directly from our distributed, high capacity network.

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

Corporate Entity Structure

The chart below sets forth our entity structure and that of our direct and indirect subsidiaries. The chart does not include all of our affiliates and subsidiaries and, in some cases, we have combined separate entities for presentation purposes. The equity ownership percentages shown below are approximations. Indebtedness amounts shown below are principal amounts as of December 31, 2019. See Note 9 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data,” which also includes the accreted values of the indebtedness described below.

Public Stockholders
Charter Communications, Inc. ("Charter")
100%
(Intermediate holding companies)
88.5%
Advance/Newhouse Partnership ("A/N")
11.5%
Exchangeable common and preferred units representing approximately 11.5% common equity interest with voting rights on an if-converted, if-exchanged basis
Charter Communications Holdings, LLC ("Charter Holdings")
(Intermediate holding companies)
CCO Holdings, LLC ("CCO Holdings")
CCO Holdings Capital Corp. ("CCO Holdings Capital")
(Co-issuers of $22.1 billion principal amount of senior notes)
Charter Communications Operating, LLC ("Charter Operating")/
Charter Communications Operating Capital Corp. ("CCO Capital")
(Borrowers under $10.4 billion credit facilities and co-issuers of $30.8 billion principal amount of senior secured notes)
Time Warner Cable, LLC ("TWC, LLC")
(Issuer of $13.1 billion principal amount of notes and debentures)
Operating Subsidiaries
Time Warner Cable Enterprises, LLC ("TWCE")
(Issuer of $2.0 billion principal amount of debentures)
Operating Subsidiaries
Guarantors or obligors, as applicable, under the Charter Operating notes, the Credit Agreement, the TWC, LLC notes and debentures and the TWCE debentures.

Products and Services

We offer our customers subscription-based video services, Internet services, and voice and mobile services. Our services are offered to residential and commercial customers on a subscription basis, with prices and related charges based on the types of service selected, whether the services are sold as a “bundle” or on an individual basis, and based on the equipment necessary to receive our services. Bundled services are available to substantially all of our passings, and approximately 57% of our residential customers subscribe to a bundle of services including some combination of our video, Internet and/or voice products.

The following table summarizes our customer statistics for video, Internet, mobile and voice as of December 31, 2019 and 2018 (in thousands except per customer data and footnotes).

	Approximate as of
	December 31,
	2019 (a)	2018 (a)
Customer Relationships (b)
Residential	27,277	26,270
Small and Medium Business	1,958	1,833
Total Customer Relationships	29,235	28,103

Residential Primary Service Units ("PSUs")
Video	15,620	16,104
Internet	24,908	23,625
Voice	9,443	10,135

Monthly Residential Revenue per Residential Customer (c)	$112.63	$111.56

Small and Medium Business PSUs
Video	524	502
Internet	1,756	1,634
Voice	1,144	1,051

Monthly Small and Medium Business Revenue per Customer (d)	$169.90	$174.88

Mobile Lines	1,082	134

Enterprise PSUs (e)	267	248

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of December 31, 2019 and 2018, customers include approximately 154,200 and 217,600 customers, respectively, whose accounts were over 60 days past due, approximately 13,500 and 24,000 customers, respectively, whose accounts were over 90 days past due, and approximately 10,000 and 19,200 customers, respectively, whose accounts were over 120 days past due.

(b)
Customer relationships include the number of customers that receive one or more levels of service, encompassing video, Internet and voice services, without regard to which service(s) such customers receive. Customers who reside in residential multiple dwelling units (“MDUs”) and that are billed under bulk contracts are counted based on the number of billed units within each bulk MDU. Total customer relationships exclude enterprise and mobile-only customer relationships.

(c)
Monthly residential revenue per residential customer is calculated as total residential video, Internet and voice annual revenue divided by twelve divided by average residential customer relationships during the respective year. Monthly residential revenue per residential customers excludes mobile revenue and customers.

(d)
Monthly small and medium business revenue per customer is calculated as total small and medium business annual revenue divided by twelve divided by average small and medium business customer relationships during the respective year. Monthly small and medium business revenue per small and medium customer excludes mobile revenue and customers.

(e)	Enterprise PSUs represent the aggregate number of fiber service offerings counting each separate service offering at each customer location as an individual PSU.

Residential Services

Video Services

Our video customers receive a package of programming which generally includes a digital set-top box that provides an interactive electronic programming guide with parental controls, access to pay-per-view services, including video on demand (“VOD”) (available to nearly all of our passings) and the ability to view certain video services on third-party devices inside and outside the residence. Customers have the option to purchase additional tiers of services including premium channels which provide original programming, commercial-free movies, sports, and other special event entertainment programming. Substantially all of our video programming is available in high definition. We also offer certain video packages containing a limited number of channels via our cable television systems.

In the vast majority of our footprint, we offer VOD service which allows customers to select from over 60,000 titles at any time. VOD programming options may be accessed for free if the content is associated with a customer’s linear subscription, or for a fee on a transactional basis. VOD services are also offered on a subscription basis included in a digital tier premium channel subscription or for a monthly fee. Pay-per-view channels allow customers to pay on a per-event basis to view a single showing of a one-time special sporting event, music concert, or similar event on a commercial-free basis.

Our goal is to provide our video customers with the programming they want, when they want it, on any device. Digital video recorder (“DVR”) service enables customers to digitally record programming and to pause and rewind live programming.  Customers can also use our Spectrum TV application on Internet Protocol ("IP") devices to watch over 375 channels of cable TV in home and approximately 275 channels out of home and view VOD programming. Customers are increasingly accessing their subscription video content through connected IP devices via our IP network. In 2019, we launched cloud DVR service which allows customers to schedule, record and watch their favorite programming anytime from connected IP devices as well as SpectrumTV.com. Our video customers also have access to programmer authenticated applications and websites (known as TV Everywhere services) such as HBO Go, Fox Now, Discovery Go and ESPN. We deploy Spectrum Guide®, our network or “cloud-based” user interface, to new video customers in the majority of our service areas. Spectrum Guide runs on traditional set-top boxes but offers a look and feel similar to that of our Spectrum TV application. Spectrum Guide also provides access to third-party video applications such as Netflix.

Internet Services

Our Spectrum pricing and packaging (“SPP”) offers an entry level Internet download speed of at least 200 megabits per second (“Mbps”) in approximately 60% of our footprint and 100 Mbps across approximately 40% of our footprint, which among other things, allows several people within a single household to stream high definition (“HD”) television video content while simultaneously using our Internet service for other purposes. Additionally, leveraging DOCSIS 3.1 technology, we offer 940 Mbps speed service ("Spectrum Internet Gig") in nearly all of our footprint. Finally, we offer a security suite with our Internet services which, upon installation by customers, provides protection against computer viruses and spyware and includes parental control features.

We offer an in-home WiFi product that provides customers with high performance wireless routers to maximize their in-home wireless Internet experience. At the end of 2019, we launched our advanced in-home WiFi product in select service areas and we plan to continue to roll this product out to our entire footprint throughout 2020 and 2021. Advanced in-home WiFi provides connected device visibility, management and control to customers in a single application and to customer service agents to help support our customers. Advanced in-home WiFi is built on a software platform that will allow us to integrate and launch additional network based security and control features.

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

Mobile Services

At the end of the second quarter of 2018, we launched our mobile product, Spectrum Mobile, to residential customers under our MVNO reseller agreement with Verizon. We currently offer our Spectrum Mobile service to residential customers subscribing to our Internet service and recently launched mobile service to small and medium business customers. In the second quarter of 2019, we expanded our Spectrum Mobile bring-your-own-device ("BYOD") program across all sales channels to include a broader set of devices which we believe lowers the cost for consumers of switching mobile carriers, and reduces the short-term working capital impact of selling new mobile devices on installment plans. We believe Spectrum-branded mobile services will drive more sales of our core products, create longer customer lives and increase profitability and cash flow over time. As we continue to grow our mobile services, including 5G in 2020, we expect that Spectrum Mobile will require an initial funding period to grow the product as well as negative working capital impacts from the timing of device-related cash flows when we sell the handset or tablet to customers pursuant to equipment installment plans.

We plan to use our WiFi network in conjunction with additional unlicensed, and potentially licensed, spectrum to improve network performance and expand capacity to offer consumers a superior mobile service at a lower total cost to us. Further, we have experimental wireless licenses from the Federal Communications Commission ("FCC") that we are utilizing to test next generation mobile services in several service areas around the country. We intend to consider and pursue opportunities in the mobile space which may include the acquisition of licensed spectrum and may include entering into or expanding joint ventures or partnerships with wireless or cable providers which may require significant investment.

Commercial Services

We offer scalable broadband communications solutions for businesses and carrier organizations of all sizes, selling Internet access, data networking, fiber connectivity to cellular towers and office buildings, video entertainment services and business telephone services.

Small and Medium Business

Spectrum Business® offers Internet, voice and video services to small and medium businesses over our hybrid fiber coaxial network. In addition, in 2019, we began offering our Spectrum Mobile service to small and medium business customers. Spectrum Business includes a full range of video programming and entry-level Internet speeds of 200 Mbps downstream and 10 Mbps upstream in virtually all of our markets. Additionally, customers can upgrade their Internet speeds by purchasing Internet Ultra (400 Mbps downstream) or Internet Gig (940 Mbps downstream). Spectrum Business also includes a set of business services including static IP and business WiFi, e-mail and security, and multi-line telephone services with more than 30 business features including web-based service management, that are generally not available to residential customers.

Enterprise

Spectrum Enterprise offers more tailored communications products and managed service solutions to larger businesses, as well as high-capacity last-mile data connectivity services to mobile and wireline carriers on a wholesale basis.  Spectrum Enterprise's product portfolio includes fiber Internet access, voice trunking services, unified messaging/unified communications (“UM/UC”), Ethernet services that privately and securely connect geographically dispersed client locations, and video solutions designed to meet the needs of hospitality, education, and healthcare clients.  In addition, in 2019, Spectrum Enterprise launched an innovative Hybrid Software-Defined Wide Area Network ("SD-WAN") that enables businesses to leverage the performance of Ethernet, the ubiquity of Internet connectivity and the flexibility of a software-defined solution to solve a wide array of business communications and networking challenges. Spectrum Enterprise combines its large, serviceable footprint and robust portfolio of fiber lit buildings with a sizeable partner network to effectively serve enterprise customers nationally. These customers can benefit from obtaining advanced services from a single provider, receiving a consistent solution while simplifying procurement and potentially reducing their costs.

Advertising Services

Our advertising sales division, Spectrum Reach®, offers local, regional and national businesses the opportunity to advertise in individual and multiple service areas on cable television networks and digital outlets. We receive revenues from the sale of local advertising across various platforms for networks such as MTV, CNN and ESPN. In any particular service area, we typically insert local advertising on 40 to 90 channels. Our large footprint provides opportunities for advertising customers to address broader regional audiences from a single provider and thus reach more customers with a single transaction. Our size also provides scale to invest in new technology to create more targeted and addressable advertising capabilities.

Available advertising time is generally sold by our advertising sales force. In some service areas, we have formed advertising interconnects or entered into representation agreements with other video distributors, including, among others, Verizon, AT&T Inc. (“AT&T”) and Comcast Corporation, under which we sell advertising on behalf of those operators. In other service areas, we enter into representation agreements under which another operator in the area will sell advertising on our behalf. These arrangements enable us and our partners to deliver linear commercials across wider geographic areas, replicating the reach of local broadcast television stations to the extent possible. In addition, we enter into interconnect agreements from time to time with other cable operators, which, on behalf of a number of video operators, sells advertising time to national and regional advertisers in individual or multiple service areas.

Additionally, we sell the advertising inventory of our owned and operated local sports and news channels, of our regional sports networks that carry Los Angeles Lakers’ basketball games and other sports programming and of SportsNet LA, a regional sports network that carries Los Angeles Dodgers’ baseball games and other sports programming.

In 2019, we began expanding our deployment of household addressability, which allows for more precise targeting within various parts of our footprint. We also began the roll-out of our Ad Portal, which allows small businesses to purchase local cable advertising and/or creative services via our web portal with no sales personnel interaction at a fee within their budgets. Both products will be more widely deployed in 2020. They join our fully deployed Audience App, which uses our proprietary set-top box viewership data (all anonymized and aggregated) to optimize linear inventory, in our suite of advanced advertising products available to the marketplace.

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

We manage 28 local news channels, including Spectrum News NY1® and LA1, 24-hour news channels focused on New York City and Los Angeles. Our local news channels provide 24/7 hyperlocal content, focusing on news, programming and storytelling that addresses the deeper needs and interests of the diverse communities and neighborhoods we serve.

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

We sell video and Internet packages with the option to add on voice and mobile services at attractive pricing. Our mobile customers can choose one of two simple ways to pay for data. Customers can choose an unlimited data plan or a by-the-gig data usage plan. Both plans include free nationwide talk and text and customers can easily switch between mobile data plans during the month. Customers can also purchase mobile devices and accessory products and have the option to pay for devices under interest-free monthly installment plans.

Our Network Technology

Our network includes three key components: a national backbone, regional/metro networks and a “last-mile” network.  Both our national backbone and regional/metro network components utilize a redundant IP ring/mesh architecture.  The national backbone component provides connectivity from regional demarcation points to nationally centralized content, connectivity and services.  The regional/metro network components provide connectivity between the regional demarcation points and headends within a specific geographic area and enable the delivery of content and services between these network components.

Our last-mile network utilizes a hybrid fiber coaxial cable (“HFC”) architecture, which combines the use of fiber optic cable with coaxial cable.  In most systems, we deliver our signals via fiber optic cable from the headend to a group of nodes, and use coaxial cable to deliver the signal from individual nodes to the homes served by that node. For our fiber Internet, Ethernet, carrier wholesale, Session Initiation Protocol ("SIP") and Primary Rate Interface ("PRI") Spectrum Enterprise customers, fiber optic cable is extended from individual nodes to the customer’s site.  For certain new build and MDU sites, we increasingly bring fiber to the customer site. Our design standard allows spare fiber strands to each node to be utilized for additional residential traffic capacity, and enterprise customer needs as they arise. We believe that this hybrid network design provides high capacity and signal quality.

HFC architecture benefits include:

•	bandwidth capacity to enable traditional and two-way video and broadband services;

•	dedicated bandwidth for two-way services; and

•	signal quality and high service reliability.

Our systems provide an all-digital platform, leveraging DOCSIS 3.1 technology and bandwidth of 750 megahertz or greater to approximately 100% of our estimated passings. This bandwidth capacity enables us to offer two-way signal capabilities necessary to provide HD television, interactive video services such as VOD, high-speed Internet and voice services. An all-digital platform leveraging DOCSIS 3.1 technology enables us to offer a larger selection of HD channels, Spectrum Internet Gig and better picture quality while providing greater plant security and enabling lower installation and disconnect service truck rolls. We believe this architecture also allows us to continue to enhance our network to enable multi-gigabit services with low latency at a lower incremental capital cost relative to our competitors.

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

We continue to focus on improving the customer experience through enhanced product offerings, reliability of services, and delivery of quality customer service.  As part of our operating strategy, we insource most of our customer operations workload. Our in-house call centers handle over 90% of our total customer service calls. We manage our customer service call centers centrally to ensure a consistent, high quality customer experience. In addition, we route calls by call type to specific agents that only handle such call types, enabling agents to become experts in addressing specific customer needs, creating a better customer experience. We implemented a new call center agent desktop interface tool in 2019 which enables virtualization of all call centers thereby better serving our customers. Virtualization allows calls to be routed across our call centers regardless of the location origin of the call, reducing call wait times, and saving costs. We continue to migrate our call centers to full virtualization and expect all our call centers to be fully virtualized by 2020.

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

We sell our residential and commercial services using a national brand platform known as Spectrum, Spectrum Business and Spectrum Enterprise. These brands reflect our comprehensive approach to industry-leading products, driven by speed, performance and innovation. Our marketing strategy emphasizes the sale of our bundled services through targeted direct response marketing programs to existing and potential customers, and increases awareness and the value of the Spectrum brand. Our marketing organization creates and executes marketing programs intended to grow customer relationships, increase the number of services we sell per relationship, retain existing customers and cross-sell additional products to current customers. We monitor the effectiveness of our marketing efforts, customer perception, competition, pricing, and service preferences, among other factors, in order to increase our responsiveness to our customers and to improve our sales and customer retention. The marketing organization manages all sales channels including inbound, direct sales, on-line, outbound telemarketing and stores.

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

Programming is usually made available to us for a license fee, which is generally paid based on the number of customers to whom we make that programming available. Programming license fees may include “volume” discounts and financial incentives to support the launch of a channel and/or ongoing marketing support, as well as discounts for channel placement or service penetration. For home shopping channels, we typically receive a percentage of the revenue attributable to our customers’ purchases. We also offer VOD and pay-per-view channels of movies and events that are subject to a revenue split with the content provider.

Our programming costs have increased in excess of customary inflationary and cost-of-living type increases.  We expect programming costs per customer to continue to increase due to a variety of factors including, annual increases pursuant to our programming contracts, contract renewals with programmers and the carriage of incremental programming, including new services and VOD programming. Increases in the cost of sports programming and the amounts paid for broadcast station retransmission consent have been the largest contributors to the growth in our programming costs over the last few years. Additionally, the demands of large media companies who link carriage of their most popular networks to carriage and cost increases of their less popular networks and who require us to carry their most popular networks to a large percentage of our video subscribers, has limited our flexibility in creating more tailored and cost-sensitive programming packages for consumers.

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

Our programming contracts are generally for a fixed period of time, usually for multiple years, and are subject to negotiated renewal. The contracts set to expire in any particular year vary. We will seek to renew these agreements on terms that we believe are favorable. There can be no assurance, however, that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreements with certain programmers on terms that we believe are reasonable, we have been, and may in the future be, forced to remove such programming channels from our line-up, which may result in a loss of customers.

Regions

We operate in geographically diverse areas which are organized in regional clusters. These regions are managed centrally on a consolidated level. Our eleven regions and the customer relationships within each region as of December 31, 2019 are as follows (in thousands):

Regions	Total Customer Relationships
Carolinas	3,020
Central	3,058
Florida	2,619
Great Lakes	2,270
Northeast	3,068
Northwest	1,626
New York City	1,381
South	2,094
Southern Ohio	2,313
Texas	3,070
West	4,716

Competition

Residential Services

We face intense competition for residential customers, both from existing competitors and, as a result of the rapid development of new technologies, services and products, from new entrants. We face triple play competition, consisting of wireline multichannel video, wireline Internet, and wireline voice service, from three primary competitors, AT&T, Frontier Communications Corporation (“Frontier”) and Verizon. As of December 31, 2019, AT&T, Frontier and Verizon offered these triple play packages in approximately 33%, 7% and 5% of our operating areas, respectively. AT&T also owns DIRECTV, and as a combined company provides video service (via IP or satellite) and voice service (via fixed or wireless) across our entire footprint.

Video Competition

Our residential video service faces competition from DBS service providers, which have a national footprint and compete in all of our operating areas. DBS providers offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. DBS providers offer aggressive promotional pricing, exclusive programming (e.g., NFL Sunday Ticket) and video services that are comparable in many respects to our residential video service. Our residential video service also faces competition from large telecommunications companies, primarily AT&T U-verse, Frontier fiber optic service (“FiOS" or "Fios") and Verizon Fios, which offer wireline video services in significant portions of our operating areas.

Our residential video service also faces growing competition from a number of other sources, including companies that deliver linear network programming, movies and television shows on demand and other video content over broadband Internet connections to televisions, computers, tablets and mobile devices. These competitors include virtual multichannel video programming distributors (“V-MVPDs”) such as AT&T TV NOW, Sling TV, YouTube TV and Hulu Live. Other online video business models and products have also developed, some offered by programmers that have not traditionally sold programming directly to consumers, including, (i) subscription video on demand (“SVOD”) services such as Netflix, Apple TV+, Amazon Prime, Hulu Plus, Disney+, HBO Now, CBS All Access, Starz and Showtime Anytime, (ii) ad-supported free online video products, including YouTube and Pluto TV, some of which offer programming for free to consumers that we currently purchase for a fee, (iii) pay-per-view products, such as iTunes and Amazon Instant, and (iv) additional offerings from mobile providers which continue to integrate and bundle video services and mobile products. Historically, we have generally viewed SVOD online video services as complementary to our own video offering, and we have developed a cloud-based guide that is capable of incorporating video from online video services currently offered in the marketplace. As the proliferation of online video services grows, however, services from V-MVPDs and new direct to consumer offerings, as well as piracy and password sharing, negatively impact the number of customers purchasing our video product.

Internet Competition

Our residential Internet service faces competition from fiber-to-the-home ("FTTH"), fiber-to-the-node ("FTTN"), DSL and wireless broadband offerings, as well as from a variety of companies that offer other forms of online services, including fixed wireless and satellite-based broadband services. AT&T, Frontier FiOS and Verizon’s Fios are our primary FTTH competitors. Given the FTTH deployments of our competitors, launches of broadband services offering 1 gigabit per second (“Gbps”) speed have recently grown. Several competitors, including AT&T, Frontier FiOS, Verizon's Fios, WideOpenWest Finance, LLC ("WOW") and Google Fiber, deliver 1 Gbps broadband speed in at least a portion of their footprints which overlap our footprint. DSL service is often offered at prices lower than our Internet services, although typically at speeds much lower than the minimum speeds we offer as part of SPP. Various mobile phone companies offer wireless Internet services delivered over networks which they continue to enhance to deliver faster speeds. AT&T, Verizon, Sprint Corporation ("Sprint") and T-Mobile US, Inc. ("T-Mobile") all began deploying fifth generation (5G) mobile services in 2019, although generally in limited geographies, with plans to expand 5G more broadly in 2020. In April 2018, Sprint and T-Mobile announced their intent to merge. If the transaction closes, the resulting company would be one of the nation’s largest mobile carriers bringing increased competition with a stated intent of pursuing broad 5G network deployment and offering fixed wireless broadband service. Some mobile phone companies offer unlimited data packages to customers. In addition, a growing number of commercial areas, such as retail malls, restaurants and airports, offer WiFi Internet service. Numerous local governments are also considering or actively pursuing publicly subsidized WiFi Internet access networks. These options offer alternatives to cable-based Internet access.

Voice Competition

Our residential voice service competes with wireless and wireline phone providers, as well as other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services, video conferencing and email. We also compete with “over-the-top” phone providers, such as Vonage, Skype, magicJack, Google Voice and Ooma, Inc., as well as companies that sell phone cards at a cost per minute for both national and international service. The increase in the number of different technologies capable of carrying voice services and the number of alternative communication options available to customers as well as the replacement of wireline services by wireless have intensified the competitive environment in which we operate our residential voice service. Our mobile service competes with other mobile providers such as Verizon, AT&T, T-Mobile and Sprint, as well as various regional wireless service providers. We also compete for retail activations with other resellers that buy bulk wholesale service from wireless service providers for resale.

Regional Competitors

In some of our operating areas, other competitors have built networks that offer video, Internet and voice services that compete with our services. For example, in certain service areas, our residential video, Internet and voice services compete with Google Fiber, Cincinnati Bell Inc., Hawaiian Telcom (owned by Cincinnati Bell Inc.), RCN Telecom Services, LLC, Grande Communications Networks, LLC and WOW.

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

Business Services

We face intense competition across each of our business services product offerings. Our small and medium business video, Internet, networking and voice services face competition from a variety of providers as described above. Our enterprise solutions also face competition from the competitors described above as well as application-service providers and other telecommunications carriers, such as metro and regional fiber-based carriers.

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

Regulation and Legislation

The following summary addresses the key regulatory and legislative developments affecting the cable industry and our services for both residential and commercial customers. Cable system operations are extensively regulated by the federal government (primarily the FCC), certain state governments and many local governments. A failure to comply with these regulations could subject us to substantial penalties. Our business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have frequently revisited the subject of communications regulation and they are likely to do so again in the future. We could be materially disadvantaged in the future if we are subject to new laws, regulations or regulatory actions that do not equally impact our key competitors. We cannot provide assurance that the already extensive regulation of our business will not be expanded in the future. In addition, we are already subject to Charter-specific conditions regarding certain business practices as a result of the FCC’s approval of the merger in 2016 with Time Warner Cable Inc. ("TWC") and acquisition of Bright House Networks, LLC ("Bright House").

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

Pole Attachments

The Communications Act of 1934, as amended (the "Communications Act") requires most utilities owning utility poles to provide cable systems with access to poles and conduits and also subjects the rates charged for this access to either federal or state regulation.  The federally regulated rates now applicable to pole attachments used for cable, Internet, and telecommunications services are substantially similar. The FCC's approach does not directly affect the rate in states that self-regulate, but many of those states have substantially the same rate for all communications attachments.

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

Cable Rate Regulation

Pursuant to federal law, a cable system's video offerings are universally exempt from rate regulation, except for a cable system’s minimum level of video programming service, referred to as “basic service,” and associated equipment. FCC regulations require a local franchise authority interested in regulating rates for basic service and associated equipment to first make an affirmative showing that there is no “effective competition” (as defined under federal law) in the community. Given the competitive nature of our markets, the FCC recently rescinded certifications for the relatively few communities where we had been subject to rate regulation. It is possible that the competitive situation could change, and that some local franchising authorities may be certified to regulate rates in the future, and existing and potential laws and regulations may affect our marketing practices (including our disclosure and itemization of subscriber fees).

Other FCC Regulatory Matters

The Communications Act and FCC regulations cover a variety of additional areas, including, among other things: (1) licensing of systems and facilities; (2) equal employment opportunity obligations; (3) customer service standards; (4) technical service standards; (5) mandatory blackouts of certain network and syndicated programming; (6) restrictions on political advertising; (7) restrictions on advertising in children’s programming; (8) ownership restrictions; (9) maintenance of public files; (10) emergency alert systems; (11) inside wiring and exclusive contracts for MDU complexes; (12) disability access, including requirements governing video-description and closed-captioning; (13) competitive availability of cable equipment; (14) the provision of up to 15% of video channel capacity for commercial leased access by unaffiliated third parties; and (15) public, education and government entity access requirements. Each of these regulations restricts our business practices to varying degrees and may impose additional costs on our operations. Further, the FCC regulates spectrum usage and other communications enterprises in ways that could impact our operations. For example, the FCC is currently considering proposals to reallocate certain spectrum for new wireless communications purposes, which could be disruptive to the satellite platform we rely upon to provide our video services. The FCC is also preparing to make additional spectrum available for commercial services, which we might use to deliver services in the future. Our ability to access and use such spectrum is uncertain and may be limited by further FCC auction or allocation decisions.

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

Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of cable franchises vary significantly between jurisdictions. They generally contain provisions governing cable operations, franchise fees, system construction, maintenance, technical performance, customer service standards, supporting and carrying public access channels, and changes in the ownership of the franchisee. Although local franchising authorities have considerable discretion in establishing franchise terms, certain federal protections benefit cable operators. For example, federal law imposes a 5% cap on franchise fees. In August 2019, the FCC clarified that in-kind contribution requirements set forth in cable franchises are subject to the statutory cap on franchise fees, and it reaffirmed that state and local authorities are barred from imposing duplicative franchise and/or fee requirements on franchised cable systems providing non-cable services. An appeal of the FCC’s order is pending in federal court.

A number of states have adopted franchising laws that provide for statewide franchising. Generally, state-wide cable franchises are issued for a fixed term, but streamline many of the traditional local cable franchise requirements and eliminate local negotiation.

The Communications Act provides for an orderly franchise renewal process in which granting authorities may not unreasonably deny renewals. If we fail to obtain renewals of franchises representing a significant number of our customers, it could have a material adverse effect on our consolidated financial condition, results of operations, or our liquidity. Similarly, if a franchising authority’s consent is required for the purchase or sale of a cable system, the franchising authority may attempt to impose more burdensome requirements as a condition for providing its consent.

Internet Service

The FCC originally classified broadband Internet access services, such as those we offer, as an “information service,” which exempted the service from traditional communications common carrier laws and regulations. In 2015, the FCC reclassified broadband Internet access services as “telecommunications service” and, on that basis, imposed a number of “net neutrality” rules governing the provision of broadband service. In 2017, the FCC reversed its 2015 decision. The Commission's 2017 Order restored the “information service” classification and eliminated the 2015 rules, other than a transparency requirement, which created an obligation to disclose performance statistics and other service information to consumers. The 2017 FCC decision also ruled that state regulators may not impose obligations similar to federal network neutrality obligations that the FCC eliminated.

In 2019, the U.S. Court of Appeals for the District of Columbia upheld the FCC’s information service reclassification, but vacated the FCC’s blanket prohibition of state utility regulation of broadband services. The court left open the possibility that individual state laws could be deemed preempted on a case by case basis if it is shown that they conflict with federal law. We understand that this decision may be subject to further judicial review. Several states (including California) have already adopted state obligations, and additional states may consider the imposition of new regulations on our Internet services, such as rules similar to the network neutrality requirements that were eliminated by the FCC. California’s legislation has been challenged in court, and we cannot predict how the challenge to California’s legislation or challenges to any future state legislation will be resolved. As recent history has shown, it is possible that the FCC might further revise its approach to broadband Internet access, or that Congress might enact legislation affecting the rules applicable to the service. The application of new legal requirements to our Internet services could adversely affect our business.

In recent years, the FCC has demonstrated an interest in accelerating advancements in, and deployment of, wired and wireless broadband infrastructure, including advanced 5G wireless service. For example, the FCC and some state regulatory commissions direct certain subsidies to telephone and other companies deploying broadband to areas deemed to be “unserved” or “underserved.” We have opposed such subsidies when directed to areas that we serve. However, continued regulatory efforts to accelerate competitive wireline and wireless broadband deployment, including reforms that create regulatory imbalances, could adversely affect our business.

Aside from the FCC’s generally applicable regulations, we have made certain commitments to comply with the FCC’s order in connection with the FCC’s approval of the merger with TWC and acquisition of Bright House (discussed below).

Wireline Voice Service

The FCC has never classified the VoIP telephone services we offer as “telecommunications services” that are subject to traditional federal common carrier regulation, but instead has imposed some of these requirements on a case-by-case basis, such as requirements relating to 911 emergency services (“E911”), Communications Assistance for Law Enforcement Act ("CALEA") (the statute governing law enforcement access to and surveillance of communications), Universal Service Fund contributions, customer privacy and Customer Proprietary Network Information protections, number portability, network outage reporting, rural call completion, disability access, regulatory fees, back-up power obligations, and discontinuance of service. It is possible that the FCC or Congress will impose additional requirements on our VoIP telephone services in the future.

Although we believe that VoIP telephone services should be governed only by federal regulation, some states have attempted to subject cable VoIP services to state level regulation, and at least one state has asserted jurisdiction over our VoIP services. We prevailed on a legal challenge to that state’s assertion of jurisdiction, which was affirmed by a federal appellate court, but that ruling is limited to the seven states in that circuit. Although we have registered with, or obtained certificates or authorizations from the FCC and the state regulatory authorities in those states in which we offer competitive voice services in order to ensure the continuity of our services, it is unclear whether and how these and other ongoing regulatory matters ultimately will be resolved. State regulatory commissions and legislatures in other jurisdictions may continue to consider imposing regulatory requirements on our fixed telephone services.

Mobile Service

Our Spectrum Mobile service offers mobile Internet access and telephone service. We provide this service as an MVNO using Verizon’s network and our network of Spectrum Wi-Fi hotspots. As an MVNO, we are subject to many of the same FCC regulations that apply to facilities-based wireless carriers, as well as certain state or local regulations, including (but not limited to): E911, local number portability, customer privacy, CALEA, universal service fund contribution, and hearing aid compatibility and safety and emission requirements for mobile devices. Spectrum Mobile’s broadband Internet access service is also subject to the FCC’s transparency rule. The FCC or other regulatory authorities may adopt new or different regulations for MVNOs and/or mobile service providers in the future, or impose new taxes or fees applicable to Spectrum Mobile, which could adversely affect the service offering or our business generally.

Privacy and Information Security Regulation

The Communications Act limits our ability to collect, use, and disclose customers’ personally identifiable information for our video, voice, and Internet services. We are subject to additional federal, state, and local laws and regulations that impose additional restrictions on the collection, use and disclosure of consumer information. All broadband providers are also obliged by CALEA to configure their networks in a manner that facilitates the ability of state and federal law enforcement, with proper legal process authorized under the Electronic Communications Privacy Act, to obtain records and information concerning our customers, including the content of their communications. Further, the FCC, Federal Trade Commission (“FTC”), and many states regulate and restrict the marketing practices of communications service providers, including telemarketing and sending unsolicited commercial emails. The FTC currently has the authority, pursuant to its general authority to enforce against unfair or deceptive acts and practices, to protect the privacy of Internet service customers, including our use and disclosure of certain customer information.

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

Various security standards provide guidance to telecommunications companies in order to help identify and mitigate cybersecurity risks. One such standard is the voluntary framework released by the National Institute for Standards and Technologies (“NIST”) in 2014 and updated in 2018, in cooperation with other federal agencies and owners and operators of U.S. critical infrastructure. The NIST cybersecurity framework provides a prioritized and flexible model for organizations to identify and manage cyber risks inherent to their business. It was designed to supplement, not supersede, existing cybersecurity regulations and requirements. Several government agencies have encouraged compliance with the NIST cybersecurity framework, including the FCC, which is also considering expansion of its cybersecurity guidelines or the adoption of cybersecurity requirements.

Many states and local authorities have considered legislative or other actions that would impose restrictions on our ability to collect, use and disclose, and safeguard certain consumer information, particularly with regard to our broadband Internet business. For example, the California Consumer Privacy Act and Maine’s Act to Protect Privacy of Online Customer Information are both scheduled go into effect in 2020. The California law will, under certain circumstances, regulate companies’ use and disclosure of the personal information of California residents and authorizes enforcement actions by the California Attorney General and private class actions for data breaches. The Maine law regulates how Internet service providers use and disclose customers’ personal information and requires Internet service providers to take reasonable measures to protect customers’ personal information. We expect state and local efforts to regulate consumer privacy to continue in 2020. Additionally, several state legislatures are considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for our business. We expect such state activity to increase as a result of the recent U.S. Court of Appeals decision that, while affirming the FCC’s reclassification of Internet access as an “information service,” vacated the FCC’s blanket prohibition of state regulation of broadband service and instead left open the possibility that individual state laws could be deemed preempted on a case by case basis if it is shown that they conflict with federal law. There are also bills pending in both the U.S. House of Representatives and Senate that could impose new privacy and data security obligations. We cannot predict whether any of these efforts will be successful or preempted, or how new legislation and regulations, if any, would affect our business.

Commitments Related to the 2016 Merger with TWC and Acquisition of Bright House

In connection with approval of the 2016 merger with TWC and acquisition of Bright House (the "Transactions"), federal and state regulators imposed a number of post-transaction conditions on us including but not limited to the following.

FCC Conditions

•
Offer settlement-free Internet interconnection to any party that meets the requirements of our Interconnection Policy (available on Charter’s website) on terms generally consistent with the policy for seven years (with a possible reduction to five years from FCC approval in 2016);

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

DOJ Conditions

The Department of Justice (“DOJ”) Order prohibits us from entering into or enforcing any agreement with a video programmer that forbids, limits or creates incentives to limit the video programmer’s provision of content to online video distributors ("OVDs"). We will not be able to avail ourself of other distributors’ most favored nation (“MFN”) provisions if they are inconsistent with this prohibition. The DOJ’s conditions are effective for seven years after entry of the final judgment in 2016, although we may petition the DOJ to eliminate the conditions after five years.

State Conditions

Certain state regulators, including California, New York, Hawaii and New Jersey also imposed conditions in connection with the approval of the Transactions. These conditions include requirements related to:

•	Building out our network to certain households and business locations that are not currently served by cable within the designated states;

•	Offering LifeLine service discounts and low-income broadband to eligible households served within the applicable states;

•	Investing in service improvement programs and customer service enhancements and maintaining customer-facing jobs within the designated state; and

•	Complying with reporting requirements.

Employees

As of December 31, 2019, we had approximately 95,100 active full-time equivalent employees.

Item 1A.     Risk Factors.

Risks Related to Our Business

We operate in a very competitive business environment, which affects our ability to attract and retain customers and can adversely affect our business, operations and financial results.

The industry in which we operate is highly competitive and has become more so in recent years. In some instances, we compete against companies with fewer regulatory burdens, access to better financing, greater personnel resources, greater resources for marketing, greater and more favorable brand name recognition, and long-established relationships with regulatory authorities and customers. Increasing consolidation in the telecommunications and content industries have provided additional benefits to certain of our competitors, either through access to financing, resources, or efficiencies of scale including the ability to launch new video services.

Our video service faces competition from a number of sources, including DBS services, as well as other companies that deliver linear network programming, movies and television shows on demand and other video content over broadband Internet connections to televisions, computers, tablets and mobile devices often with password sharing among multiple users and security that makes content susceptible to piracy. Newer products and services, particularly alternative methods for the distribution, sale and viewing of content will likely continue to be developed, further increasing the number of competitors that we face.

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

Our Internet service faces competition from the phone companies’ FTTH, FTTN, DSL and wireless broadband offerings as well as from a variety of companies that offer other forms of online services, including fixed wireless and satellite-based broadband services. Various mobile phone companies offer wireless Internet services delivered over networks which they continue to enhance to deliver faster speeds and some began deploying 5G mobile services in 2019 with plans to expand 5G more broadly in the 2020. Our voice and mobile services compete with wireless and wireline phone providers, as well as other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services, video conferencing and email. Competition from these companies, including intensive marketing efforts with aggressive pricing, exclusive programming and increased HD broadcasting may have an adverse impact on our ability to attract and retain customers.

Wireline and wireless overbuilds could also adversely affect our growth, financial condition, and results of operations, by creating or increasing competition. We are aware of traditional overbuild situations impacting certain of our service areas, however, we are unable to predict the extent to which additional overbuild situations may occur.

Our services may not allow us to compete effectively. Our failure to effectively anticipate or adapt to new technologies and changes in consumer expectations and behavior could significantly adversely affect our competitive position with respect to the leisure time and discretionary spending of our customers and, as a result, affect our business and results of operations. Competition may also reduce our expected growth of future cash flows which may contribute to future impairments of our franchises and goodwill and our ability to meet cash flow requirements, including debt service requirements. For additional information regarding the competition we face, see “Item 1. Business -Competition” and “-Regulation and Legislation.”

We face risks inherent in our commercial business.

We may encounter unforeseen difficulties as we increase the scale of our service offerings to businesses. We sell Internet access, data networking and fiber connectivity to office buildings and cellular towers, and video and business voice services to businesses. In order to grow our commercial business, we expect to continue to invest in technology, equipment and personnel focused on the commercial business. Commercial business customers often require service level agreements and generally have heightened customer expectations for reliability of services. If our efforts to build the infrastructure to scale the commercial business are not successful, the growth of our commercial services business would be limited. We depend on interconnection and related services provided by certain third parties for the growth of our commercial business. As a result, our ability to implement changes as the services grow may be limited. If we are unable to meet these service level requirements or expectations, our commercial business could be adversely affected. Competition continues to increase as well, as more companies deploy more fiber to more buildings, which may negatively impact our growth and/or put pressure on margins. Finally, we expect advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment. Consequently, we are unable to predict the effect that ongoing or future developments in these areas might have on our commercial businesses and operations.

Programming costs per video customer are rising at a much faster rate than wages or inflation, and we may not have the ability to reduce or moderate the growth rates of, or pass on to our customers, our increasing programming costs, which would adversely affect our cash flow and operating margins.

Video programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in programming rates. Media corporation consolidation has resulted in fewer suppliers and additional selling power on the part of programming suppliers. We expect programming rates will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. The inability to fully pass programming cost increases on to our customers has had, and is expected in the future to have, an adverse impact on our cash flow and operating margins associated with the video product. The contracts set to expire in any particular year vary. There can be no assurance that these agreements will be renewed on favorable or comparable terms. In addition, a number of programmers have begun to sell their services through alternative distribution channels, including IP-based platforms, which are less secure than our own video distribution platforms. There is growing evidence that these less secure video distribution platforms are leading to video product theft via password sharing among consumers. Password sharing may drive down the number of customers who pay for certain programming, putting programmer revenues at risk, and which in turn may cause certain programmers to seek even higher programming fees from us. The ability for consumers to receive the same content for free through such unauthorized channels has devalued our video product which could impact sales, customer retention and our ability to pass through programming costs to consumers, which increases the risk of non-renewal when programmers seek increases. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable, we have been, and may be in the future, forced to remove such programming channels from our line-up, which may result in a loss of customers. Our failure to carry programming that is attractive to our customers could adversely impact our customer levels, operations and financial results. In addition, if our Internet customers are unable to access desirable content online because content providers block or limit access by our customers as a class, our ability to gain and retain customers, especially Internet customers, may be negatively impacted.

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

The ability of some of our competitors to introduce new technologies, products and services more quickly than we do may adversely affect our competitive position. Furthermore, advances in technology, decreases in the cost of existing technologies or changes in competitors’ product and service offerings may require us in the future to make additional research and development expenditures or to offer, at no additional charge or at a lower price, certain products and services that we currently offer to customers separately or at a premium. In addition, the uncertainty of our ability, and the costs, to obtain intellectual property rights from third parties could impact our ability to respond to technological advances in a timely and effective manner.

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

We depend on third-party service providers, suppliers and licensors; thus, if we are unable to procure the necessary services, equipment, software or licenses on reasonable terms and on a timely basis, our ability to offer services could be impaired, and our growth, operations, business, financial results and financial condition could be materially adversely affected.

We depend on a limited number of third-party service providers, suppliers and licensors to supply some of the services, hardware, software and operational support necessary to provide some of our services. Some of our hardware, software and operational support vendors, and service providers represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner, demand exceeds these vendors’ capacity, tariffs are imposed that impact vendors' ability to perform their obligations or significantly increase the amount we pay, they experience operating or financial difficulties, they significantly increase the amount we pay for necessary products or services, or they cease production of any necessary product due to lack of demand, profitability or a change in ownership or are otherwise unable to provide the equipment or services we need in a timely manner, at our specifications and at reasonable prices, our ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay our ability to serve our customers. In addition, the existence of only a limited number of vendors of key technologies can lead to less product innovation and higher costs. These events could materially and adversely affect our ability to retain and attract customers and our operations, business, financial results and financial condition.

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

We process, store, and transmit large amounts of data, including the personal information of our customers.  Ongoing increases in the potential for mis-use of personal information, the public’s awareness of the importance of safeguarding personal information, and the volume of legislation that has been adopted or is being considered regarding the protection, privacy, and security of personal information have resulted in increases to our information-related risks. We could be exposed to significant costs if such risks were to materialize, and such events could damage our reputation, credibility and business and have a negative impact on our revenue. We could be subject to regulatory actions and claims made by consumers in private litigations involving privacy issues related to consumer data collection and use practices. We also could be required to expend significant capital and other resources to remedy any such security breach.

Our exposure to the economic conditions of our current and potential customers, vendors and third parties could adversely affect our cash flow, results of operations and financial condition.

We are exposed to risks associated with the economic conditions of our current and potential customers, the potential financial instability of our customers and their financial ability to purchase our products. If there were a general economic downturn, we may experience increased cancellations or non-payment by our customers or unfavorable changes in the mix of products purchased. This may include an increase in the number of homes that replace their video service with Internet-delivered and/or over-air content, as well as an increase in the number of Internet and voice customers substituting mobile data and voice products for wireline services, which would negatively impact our ability to attract customers, increase rates and maintain or increase revenue. In addition, our ability to gain new customers is dependent to some extent on growth in occupied housing in our service areas, which is influenced by both national and local economic conditions. Weak economic conditions may also have a negative impact on our advertising revenue. These events have adversely affected us in the past, and may adversely affect our cash flow, results of operations and financial condition if a downturn were to occur.

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

Charter had approximately $7.5 billion of federal tax net operating loss carryforwards resulting in a gross deferred tax asset of approximately $1.6 billion as of December 31, 2019. These losses resulted from the operations of Charter Communications Holding Company, LLC ("Charter Holdco") and its subsidiaries and from loss carryforwards received as a result of the merger with TWC. Federal tax net operating loss carryforwards expire in the years 2020 through 2035. In addition, Charter had state tax net operating loss carryforwards resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $257 million as of December 31, 2019. State tax net operating loss carryforwards generally expire in the years 2020 through 2039.

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

We have a significant amount of debt and expect to (subject to applicable restrictions in our debt instruments) incur additional debt in the future as we maintain our stated objective of 4.0 to 4.5 times Adjusted EBITDA leverage (our net debt divided by our last twelve months Adjusted EBITDA). As of December 31, 2019, our total principal amount of debt was approximately $78.4 billion with a leverage ratio of 4.5 times Adjusted EBITDA.

Our significant amount of debt could have consequences, such as:

•	impact our ability to raise additional capital at reasonable rates, or at all;

•	make us vulnerable to interest rate increases, in part because approximately 14% of our borrowings as of December 31, 2019 were, and may continue to be, subject to variable rates of interest;

•	expose us to increased interest expense to the extent we refinance existing debt with higher cost debt;

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

To the extent our current debt amounts increase more than expected, our business results are lower than expected, or credit rating agencies downgrade our debt limiting our access to investment grade markets, the related risks that we now face will intensify. In addition, our variable rate indebtedness may use London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the rate. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or compelling banks to submit rates for the calculation of LIBOR rates after 2021 (the “FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021 and, based on the foregoing, it appears likely that LIBOR will be discontinued or modified by 2021.  The effects of the FCA Announcement cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

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

Additionally, the Charter Communications Operating, LLC ("Charter Operating") credit facilities require Charter Operating to comply with a maximum total leverage covenant and a maximum first lien leverage covenant. The breach of any covenants or obligations in our indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our long-term indebtedness. In addition, the secured lenders under our notes and the Charter Operating credit facilities could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors.

Risks Related to Ownership Position of Liberty Broadband Corporation and Advance/Newhouse Partnership

Liberty Broadband and Advance/Newhouse Partnership (“A/N”) have governance rights that give them influence over corporate transactions and other matters.

Liberty Broadband currently owns a significant amount of Charter Class A common stock and is entitled to certain governance rights with respect to Charter. A/N currently owns Charter Class A common stock and a significant amount of membership interests in our subsidiary Charter Communications Holdings, LLC (“Charter Holdings”), that are convertible into Charter Class A common stock and is entitled to certain governance rights with respect to Charter. Members of the Charter board of directors include a director who is also an officer and director of Liberty Broadband and directors who are current or former officers and directors of A/N. Mr. Greg Maffei is the President and Chief Executive Officer of Liberty Broadband. Steven Miron is the Chief Executive Officer of A/N and Michael Newhouse is an officer or director of several of A/N’s affiliates. As of December 31, 2019, Liberty Broadband beneficially held approximately 25% of Charter’s voting stock (including shares owned by GCI Liberty, Inc. ("GCI Liberty," formerly known as Liberty Interactive Corporation) over which Liberty Broadband holds an irrevocable voting proxy) and A/N beneficially held approximately 13% of Charter’s voting stock. Pursuant to the stockholders agreement between Liberty Broadband, A/N and Charter, Liberty Broadband currently has the right to designate up to three directors as nominees for Charter’s board of directors and A/N currently has the right to designate up to two directors as nominees for Charter’s board of directors. Each of A/N and Liberty Broadband is entitled to nominate at least one director to each of the committees of Charter's board of directors, subject to applicable stock exchange listing rules and certain specified voting or equity ownership thresholds for each of A/N and Liberty Broadband, and provided that the Nominating and Corporate Governance Committee and the Compensation and Benefit Committee each have at least a majority of directors independent from A/N, Liberty Broadband and Charter (referred to as the “unaffiliated directors”).

In connection with the merger with TWC, Liberty Broadband and GCI Liberty entered into a proxy and right of first refusal agreement, pursuant to which GCI Liberty granted Liberty Broadband an irrevocable proxy to vote all Charter Class A common stock owned beneficially or of record by GCI Liberty, with certain exceptions. In addition, at the closing of the acquisition of Bright House, A/N and Liberty Broadband entered into a proxy agreement pursuant to which A/N granted to Liberty Broadband a 5-year irrevocable proxy (which we refer to as the “A/N proxy”) to vote, subject to certain exceptions, that number of shares of Charter Class A common stock and Charter Class B common stock, in each case held by A/N (such shares are referred to as the “proxy shares”), that will result in Liberty Broadband having voting power in Charter equal to 25.01% of the outstanding voting power of Charter, provided, that the voting power of the proxy shares is capped at 7.0% of the outstanding voting power of Charter. In December of 2019, Liberty Broadband’s voting power in Charter exceeded 25.01% and, therefore, as of December 31, 2019, the A/N proxy had no impact on Liberty Broadband’s voting power. The stockholders agreement and Charter’s amended and restated certificate of incorporation fixes the size of the board at 13 directors. Liberty Broadband and A/N are required to vote (subject to the applicable voting cap) their respective shares of Charter Class A common stock and Charter Class B common stock for the director nominees nominated by the nominating and corporate governance committee of the board of directors, including the respective designees of Liberty Broadband and A/N, and against any other nominees, except that, with respect to the unaffiliated directors, Liberty Broadband and A/N must instead vote in the same proportion as the voting securities are voted by stockholders other than A/N and Liberty Broadband or any group which includes any of them are voted, if doing so would cause a different outcome with respect to the unaffiliated directors. In addition, because Liberty Broadband’s voting power exceeds its voting cap of 25.01%, Liberty Broadband must vote and exercise rights to consent with respect to voting securities held in excess of the voting cap in the same proportion as all other votes cast by stockholders other than A/N and Liberty Broadband with respect to the applicable matter. As a result of their rights under the stockholders agreement and their significant equity and voting stakes in Charter, Liberty Broadband and/or A/N, who may have interests different from those of other stockholders, will be able to exercise substantial influence over certain matters relating to the governance of Charter, including the approval of significant corporate actions, such as mergers and other business combination transactions.

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

Regulation of the cable industry has increased cable operators’ operational and administrative expenses and limited their revenues. Cable operators are subject to numerous laws and regulations including those covering the following:

•	the provision of high-speed Internet service, including net neutrality and transparency rules;

•	the provision of voice communications;

•	cable franchise renewals and transfers;

•	the provisioning and marketing of cable equipment;

•	customer and employee privacy and data security;

•	copyright royalties for retransmitting broadcast signals;

•	when a cable system must carry a particular broadcast station and when it must first obtain retransmission consent to carry a broadcast station;

•	the provision of video channel capacity to unaffiliated commercial leased access programmers;

•	limitations on our ability to enter into exclusive agreements with multiple dwelling unit complexes and control our inside wiring;

•	equal employment opportunity;

•	emergency alert systems, disability access, pole attachments, and technical standards;

•	marketing practices, customer service, and consumer protection; and

•	approval for mergers and acquisitions often accompanied by the imposition of restrictions and requirements on an applicant’s business in order to secure approval of the proposed transaction.

Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules, regulations, or interpretations thereof, or prescribe new ones. Any future legislative, judicial, regulatory or administrative actions may increase our costs or impose additional restrictions on our businesses.

As a result of the closing of the 2016 merger with TWC and acquisition of Bright House, our businesses are subject to the conditions set forth in the FCC Order and the DOJ Consent Decree and those imposed by state utility commissions and local franchise authorities, and there can be no assurance that these conditions will not have an adverse effect on our businesses and results of operations.

In connection with the Transactions, the FCC Order, the DOJ Consent Decree, and the approvals from state utility commissions and local franchise authorities incorporated numerous commitments and voluntary conditions made by the parties and imposed numerous conditions on our businesses relating to the operation of our business and other matters. Under federal approvals, among other things, (i) we are not permitted to charge usage-based prices or impose data caps and are prohibited from charging interconnection fees for qualifying parties; (ii) we are prohibited from entering into or enforcing any agreement with a programmer that forbids, limits or creates incentives to limit the programmer’s provision of content to OVD and cannot retaliate against programmers for licensing to OVDs; (iii) we are not able to avail ourself of other distributors’ MFN provisions if they are inconsistent with this prohibition; (iv) we appointed an independent compliance monitor and comply with a broad array of reporting requirements; and (v) we must satisfy various other conditions relating to our Internet services, including building out an additional two million locations with access to a high-speed connection of at least 60 megabits per second, and implementing a reduced price high-speed Internet program for low income families. These and other conditions and commitments relating to the transactions are of varying duration, ranging from three to seven years. In light of the breadth and duration of the conditions and potential changes in market conditions during the time the conditions and commitments are in effect, there can be no assurance that our compliance, and ability to comply, with the conditions will not have a material adverse effect on our business or results of operations.

Changes to existing statutes, rules, regulations, or interpretations thereof, or adoption of new ones, could have an adverse effect on our business.

There are ongoing efforts to amend or expand the federal, state, and local regulation of some of the services offered over our cable systems, which may compound the regulatory risks we already face. For example, with respect to our retail broadband Internet access service, the FCC has reclassified the service twice in the last few years, with the first change adding federal regulatory obligations and the second change largely removing those new regulatory obligations. These changes reflect a lack of regulatory certainty in this business area, which may continue as a result of litigation, as well as future legislative or administrative changes.

Other potential legislative and regulatory changes could adversely impact our business by increasing our costs and competition and limiting our ability to offer services in a manner that that would maximize our revenue potential. These changes could include, for example, the adoption of new privacy restrictions on our collection, use and disclosure of certain customer information, new data security and cybersecurity mandates that could result in additional network and information security requirements for our business, new restraints on our discretion over programming decisions, including commercial leased access programming, new restrictions on the rates we charge for video programming and the marketing and packaging of that video programming and other services to consumers, changes to the cable industry’s compulsory copyright license to carry broadcast signals, new requirements to assure the availability of navigation devices (such as set-top boxes) from third-party providers, new Universal Service Fund obligations on our provision of Internet service that would add to the cost of that service; increases in government-administered broadband subsidies to rural areas that could result in subsidized overbuilding of our more rural facilities, changes to the FCC's administration of spectrum, and changes in the regulatory framework for VoIP phone service, including the scope of regulatory obligations associated with our VoIP service and our ability to interconnect our VoIP service with incumbent providers of traditional telecommunications service.

If any of these such laws or regulations are enacted, they could affect our operations and require significant expenditures. We cannot predict future developments in these areas, and we are already subject to Charter-specific conditions regarding certain Internet practices as a result of the FCC’s approval in 2016 of the merger with TWC and acquisition of Bright House, but any changes to the regulatory framework for our video, Internet or VoIP services could have a negative impact on our business and results of operations.

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

We operate cable systems in locations throughout the United States and, as a result, we are subject to the tax laws and regulations of federal, state and local governments. From time to time, various legislative and/or administrative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. Certain states and localities have imposed or are considering imposing new or additional taxes or fees on our services or changing the methodologies or base on which certain fees and taxes are computed. Potential changes include additional taxes or fees on our services which could impact our customers, changes to income tax sourcing rules and other changes to general business taxes, central/unit-level assessment of property taxes and other matters that could increase our income, franchise, sales, use and/or property tax liabilities. For example, some local franchising authorities are seeking to impose franchise fee assessments on our broadband Internet access service (in addition to our video service), and more may do so in the future. If they do so, and challenges to such assessments are unsuccessful, it could adversely impact our costs. Although the FCC recently issued a decision precluding the imposition of such duplicative fees, that favorable decision is currently subject to judicial review. In addition, federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

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

Item 3. Legal Proceedings.

The legal proceedings information set forth in Note 21 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Charter’s Class A common stock is listed on the NASDAQ Global Select Market under the symbol “CHTR.” As of December 31, 2019, there were approximately 12,300 holders of record of Charter’s Class A common stock and one holder of Charter's Class B common stock. Charter has not paid cash dividends on its common stock and does not intend to do so in the foreseeable future. During 2019, there were no unregistered sales of securities of the registrant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided as of December 31, 2019 with respect to equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	12,608,020	(1)	$242.50	15,882,887	(1)
Equity compensation plans not approved by security holders	—		$—	—

TOTAL	12,608,020	(1)		15,882,887	(1)

(1)	This total does not include 8,284 shares issued pursuant to restricted stock grants made under our 2019 Stock Incentive Plan, which are subject to vesting based on continued service.

For information regarding securities issued under our equity compensation plans, see Note 16 to our accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Performance Graph

The performance graph required by Item 5 will be included in Charter’s 2019 Proxy Statement (the “Proxy Statement”) under the headings “Compensation Discussion and Analysis,” or in amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Purchases of Equity Securities by the Issuer

The following table presents Charter’s purchases of equity securities completed during the fourth quarter of 2019 (dollars in millions, except per share data).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - 31, 2019	1,186,853	$428.17	1,157,618	$803
November 1 - 30, 2019	1,586,050	$472.21	1,538,480	$2,254
December 1 - 31, 2019	2,270,062	$471.62	2,243,602	$1,361

(1)
Includes 29,235, 47,570 and 26,460 shares withheld from employees for the payment of taxes and exercise costs upon the exercise of stock options or vesting of other equity awards for the months of October, November and December 2019, respectively.

(2)
During the three months ended December 31, 2019, Charter purchased approximately 4.9 million shares of its Class A common stock for approximately $2.3 billion. Charter Holdings purchased 0.7 million Charter Holdings common units from A/N at an average price per unit of $442.38, or $292 million during the three months ended December 31, 2019. As of December 31, 2019, Charter had remaining board authority to purchase an additional $1.4 billion of Charter’s Class A common stock and/

or Charter Holdings common units. In addition to open market purchases including pursuant to Rule 10b5-1 plans adopted from time to time, Charter may also buy shares of Charter Class A common stock, from time to time, pursuant to private transactions outside of its Rule 10b5-1 plan and any such repurchases may also trigger the repurchases from A/N pursuant to and to the extent provided in the Letter Agreement. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

Item 6. Selected Financial Data.

The following table presents selected consolidated financial data for the periods indicated (dollars in millions, except per share data):

	Years Ended December 31,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Revenues	$45,764	$43,634	$41,581	$29,003	$9,754
Income from operations	$6,511	$5,221	$4,106	$2,456	$1,114
Interest expense, net	$3,797	$3,540	$3,090	$2,499	$1,306
Income (loss) before income taxes	$2,431	$1,686	$1,028	$820	$(331)
Net income (loss) attributable to Charter shareholders	$1,668	$1,230	$9,895	$3,522	$(271)
Income (loss) per common share, basic	$7.60	$5.29	$38.55	$17.05	$(2.68)
Income (loss) per common share, diluted	$7.45	$5.22	$34.09	$15.94	$(2.68)
Weighted average shares outstanding, basic (a)	219,506,735	232,356,665	256,720,715	206,539,100	101,152,647
Weighted average shares outstanding, diluted (a)	223,786,380	235,525,226	296,703,956	234,791,439	101,152,647

Balance Sheet Data (end of period):
Investment in cable properties	$138,920	$141,564	$142,712	$144,396	$16,375
Total assets	$148,188	$146,130	$146,623	$149,067	$39,316
Total debt	$79,078	$72,827	$70,231	$61,747	$35,723
Total shareholders’ equity (deficit)	$38,811	$44,272	$47,531	$50,366	$(46)

(a)
Weighted average number of shares outstanding for the year ended December 31, 2015 have been recast to reflect the application of the Parent Merger Exchange Ratio (as defined in the Merger Agreement related to the merger with TWC and acquisition of Bright House in 2016).

Comparability of the above information from year to year is affected by acquisitions and dispositions completed by us, including the merger with TWC and acquisition of Bright House in 2016.

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

Overview

We are the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to approximately 29.2 million residential and small and medium business customers at December 31, 2019. We also offer mobile service to residential customers and recently launched mobile service to small and medium business customers. In addition, we sell video and online advertising inventory to local, regional and national advertising customers and tailored communications and managed solutions to larger enterprise customers. We also own and operate regional sports networks and local sports, news and community channels. See “Part I. Item 1. Business — Products and Services” for further description of these services, including customer statistics for different services.

In 2019, with the integration of TWC and Bright House substantially behind us, we are realizing the benefits of operating as one company, with a unified product, marketing and service infrastructure. We remain focused on driving customer relationship growth by deploying superior products and services packaged with attractive pricing. We expect our insourced, high quality workforce will continue to drive an improved customer experience which will result in lower customer churn, longer customer lifetimes and, combined with our continued ramping of our self-installation program, improved productivity with fewer customer calls and truck rolls per customer relationship. With approximately 85% of our residential customer base now in SPP packages, we expect additional benefits from lower legacy package migration activity, combined with SPP customers rolling off introductory pricing and price increases. Further, we expect to continue to drive customer relationship growth through sales of bundled services and improving customer retention despite the expectation for continued losses of video and wireline voice customers. With the completion of our all-digital conversion, roll-out of DOCSIS 3.1 technology across our footprint, and the integration of TWC and Bright House substantially complete, we have experienced a meaningful reduction in cable capital expenditures as a percent of revenue in 2019 and expect continued lower cable capital intensity in 2020.

We launched our mobile product, Spectrum Mobile, in the second half of 2018 under our MVNO reseller agreement with Verizon. Our Spectrum Mobile service is offered to customers subscribing to our Internet service and runs on Verizon's mobile network combined with Spectrum WiFi. In the second quarter of 2019, we expanded our Spectrum Mobile bring-your-own-device program across all sales channels to include a broader set of devices which we believe lowers the cost for consumers of switching mobile carriers, and reduces the short-term working capital impact of selling new mobile devices on installment plans. We expect these developments, along with the launch of 5G service offerings in 2020, to contribute to the growth of our mobile business. We also continue to explore ways to drive even more mobile traffic to our network. We plan to use our WiFi network in conjunction with additional unlicensed, and potentially licensed, spectrum to improve network performance and expand capacity to offer consumers a superior mobile service at a lower total cost to us. Further, we have experimental wireless licenses from the FCC that we are utilizing to test next generation mobile services in several service areas around the country.

We believe Spectrum-branded mobile services will drive higher sales of our core products, create longer customer lives and increase profitability and cash flow over time. As a result of growth costs associated with our new mobile product line, we cannot be certain that we will be able to grow revenues or maintain our margins at recent historical rates. During the years ended December 31, 2019 and 2018, our mobile product line increased revenues by $726 million and $106 million, respectively, reduced Adjusted EBITDA by approximately $520 million and $240 million, respectively, and reduced free cash flow by approximately $1.2 billion and $594 million, respectively. As we continue to grow our mobile service and scale the business, we expect continued negative impacts to Adjusted EBITDA, as well as negative working capital impacts from the timing of device-related cash flows when we sell the handset or tablet to customers pursuant to equipment installment plans.

The Company realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding).

	Years ended December 31,
	2019	2018	2019 vs. 2018 Growth
Revenues	$45,764	$43,634	4.9%
Adjusted EBITDA	$16,855	$16,059	5.0%
Income from operations	$6,511	$5,221	24.7%

Adjusted EBITDA is defined as net income attributable to Charter shareholders plus net income attributable to noncontrolling interest, net interest expense, income taxes, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, (gain) loss on financial instruments, net, other pension (benefits) costs, net, other (income) expense, net and other operating (income) expenses, net, such as merger and restructuring costs, special charges and (gain) loss on sale or retirement of assets. See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.

Growth in total revenue was primarily due to growth in our residential Internet, mobile and commercial business customers. Adjusted EBITDA and income from operations growth was impacted by growth in revenue and increases in operating costs and expenses, primarily mobile, programming and regulatory, connectivity and produced content. Income from operations was also affected by a decrease in depreciation and amortization expense.

Approximately 91% of our revenues for each of the years ended December 31, 2019 and 2018 are attributable to monthly subscription fees charged to customers for our video, Internet, voice, mobile and commercial services. Generally, these customer subscriptions may be discontinued by the customer at any time subject to a fee for certain commercial customers. The remaining 9% of revenue is derived primarily from advertising revenues, franchise and other regulatory fee revenues (which are collected by us but then paid to local authorities), VOD and pay-per-view programming, installation, processing fees or reconnection fees charged to customers to commence or reinstate service, revenue from regional sports and news channels and commissions related to the sale of merchandise by home shopping services.

Critical Accounting Policies and Estimates

Certain of our accounting policies require our management to make difficult, subjective and/or complex judgments. Management has discussed these policies with the Audit Committee of Charter’s board of directors, and the Audit Committee has reviewed the following disclosure. We consider the following policies to be the most critical in understanding the estimates, assumptions and judgments that are involved in preparing our financial statements, and the uncertainties that could affect our results of operations, financial condition and cash flows:

•	Capitalization of labor and overhead costs

•	Valuation and impairment of franchises and goodwill

•	Income taxes

•	Defined benefit pension plans

Capitalization of labor and overhead costs

Costs associated with network construction or upgrades, placement of the customer drop to the dwelling and the placement of outlets within a dwelling along with the costs associated with the deployment of new customer premise equipment necessary to provide video, Internet or voice services, are capitalized.  Costs capitalized include materials, direct labor and certain indirect costs.  These indirect costs are associated with the activities of personnel who assist in installation activities, and consist of compensation and overhead costs associated with these support functions.  While our capitalization is based on specific activities, once capitalized, we track these costs on a composite basis by fixed asset category at the cable system level, and not on a specific asset basis.  For assets that are sold or retired, we remove the estimated applicable cost and accumulated depreciation.  The costs of disconnecting service and removing customer premise equipment from a dwelling and the costs to reconnect a customer drop or to redeploy previously installed customer premise equipment are charged to operating expense as incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while plant and equipment replacement, including replacement of certain components, betterments, and replacement of cable drops and outlets, are capitalized.

We make judgments regarding the installation and construction activities to be capitalized. We capitalized direct labor and overhead of $1.6 billion and $1.8 billion, respectively, for the years ended December 31, 2019 and 2018. We capitalize direct labor and overhead using standards developed from actual costs and applicable operational data. We calculate standards annually (or more frequently if circumstances dictate) for items such as the labor rates, overhead rates, and the actual amount of time required to perform a capitalizable activity. For example, the standard amounts of time required to perform capitalizable activities are based on studies of the time required to perform such activities. Overhead rates are established based on an analysis of the nature of costs incurred in support of capitalizable activities, and a determination of the portion of costs that is directly attributable to capitalizable activities. The impact of changes that resulted from these studies were not material in the periods presented.

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

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our operating practices could affect management’s judgment about the extent to which we should capitalize direct labor or overhead in the future.

We monitor the appropriateness of our capitalization policies, and perform updates to our internal studies on an ongoing basis to determine whether facts or circumstances warrant a change to our capitalization policies.

Valuation and impairment of franchises

The net carrying value of franchises as of both December 31, 2019 and 2018 was approximately $67.3 billion (representing 45% and 46% of total assets, respectively). For more information and a complete discussion of how we value and test franchise assets for impairment, see Note 5 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

We perform an impairment assessment of franchise assets annually or more frequently as warranted by events or changes in circumstances. We performed a qualitative assessment in 2019. Our assessment included consideration of a fair value appraisal performed for tax purposes in the beginning of 2019 as of a December 31, 2018 valuation date (the "Appraisal") along with a multitude of factors that affect the fair value of our franchise assets. Examples of such factors include environmental and competitive changes within our operating footprint, actual and projected operating performance, the consistency of our operating margins, equity and debt market trends, including changes in our market capitalization, and changes in our regulatory and political landscape, among other factors. Based on our assessment, we concluded that it was more likely than not that the estimated fair values of our franchise assets equals or exceeds their carrying values and that a quantitative impairment test is not required.

Valuation and impairment of goodwill

The net carrying value of goodwill as of both December 31, 2019 and 2018 was approximately $29.6 billion (representing 20% of total assets). We have determined that we have one reporting unit for purposes of the assessment of goodwill impairment. For more information and a complete discussion on how we test goodwill for impairment, see Note 5 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.” We perform our impairment assessment of goodwill annually as of November 30. As with our franchise impairment testing, we elected to perform a qualitative assessment of goodwill in 2019 which included the Appraisal and other factors described above. Based on the Appraisal, we determined that the fair value of the reporting unit significantly exceeded the net asset carrying value of the reporting unit. Given the completion of the assessment and absence of significant adverse changes in factors impacting our fair value estimates, we concluded that it is more likely than not that our goodwill is not impaired.

Income taxes

As of December 31, 2019, Charter had approximately $7.5 billion of federal tax net operating loss carryforwards resulting in a gross deferred tax asset of approximately $1.6 billion. These losses resulted from the operations of Charter Holdco and its subsidiaries and from loss carryforwards received as a result of the merger with TWC in 2016. Federal tax net operating loss carryforwards expire in the years 2020 through 2035. In addition, as of December 31, 2019, Charter had state tax net operating loss carryforwards, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $257 million. State tax net operating loss carryforwards generally expire in the years 2020 through 2039.  Such tax loss carryforwards can accumulate and be used to offset Charter’s future taxable income. After December 31, 2019, $905 million of Charter's federal tax loss carryforwards are subject to Section 382 and other restrictions. Pursuant to these restrictions, Charter estimates that approximately $226 million annually over each of the next four years of federal tax loss carryforwards, should become unrestricted and available for Charter’s use. Charter’s state tax loss carryforwards are subject to similar but varying restrictions.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management takes into account various factors, including the expected level of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences. Approximately $9 million of valuation allowance associated with federal capital loss carryforwards and approximately $37 million of valuation allowance associated with state tax loss carryforwards and other miscellaneous deferred tax assets remains on the December 31, 2019 consolidated balance sheet.

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

No tax years for Charter are currently under examination by the IRS for income tax purposes. Charter's 2016 through 2019 tax years remain open for examination and assessment. Charter’s short period return dated May 17, 2016 (prior to the merger with TWC and acquisition of Bright House) remain subject to examination and assessment. Years prior to 2016 remain open solely for purposes of examination of Charter’s loss and credit carryforwards. The IRS is currently examining Charter Holdings' income tax return for 2016. Charter Holdings’ 2017 through 2019 tax years remain open for examination and assessment. The IRS is currently examining TWC’s income tax returns for 2011 through 2014. TWC’s tax year 2015 remains subject to examination and assessment. Prior to TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009, TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS has examined Time Warner’s 2008 through 2010 income tax returns and the results are under appeal. We do not anticipate that these examinations will have a material impact on our consolidated financial position or results of operations. In addition, we are also subject to ongoing examinations of our tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on our consolidated financial position or results of operations during the year ended December 31, 2019, nor do we anticipate a material impact in the future.

Defined benefit pension plans

We sponsor three qualified defined benefit pension plans and one nonqualified defined benefit pension plan that provide pension benefits to a majority of employees who were employed by TWC before the merger with TWC. As of December 31, 2019, the accumulated benefit obligation and fair value of plan assets was $3.4 billion and $3.2 billion, respectively, and the net underfunded liability was recorded as a $1 million noncurrent asset, $4 million current liability and $160 million long-term liability. As of December 31, 2018, the accumulated benefit obligation and fair value of plan assets was $3.0 billion and $2.9 billion, respectively, and the net underfunded liability was recorded as a $1 million noncurrent asset, $4 million current liability and $95 million long-term liability.

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

We recognized net periodic pension costs of $69 million and net periodic pension benefits of $192 million in 2019 and 2018, respectively. Net periodic pension benefit or expense is determined using certain assumptions, including the expected long-term rate of return on plan assets, discount rate and mortality assumptions. We determined the discount rate used to compute pension expense based on the yield of a large population of high-quality corporate bonds with cash flows sufficient in timing and amount to settle projected future defined benefit payments. In developing the expected long-term rate of return on assets, we considered the current pension portfolio’s composition, past average rate of earnings, and our asset allocation targets. We used a discount rate of 3.48% to determine the December 31, 2019 pension plan benefit obligation. A decrease in the discount rate of 25 basis points would result in a $157 million increase in our pension plan benefit obligation as of December 31, 2019 and net periodic pension expense recognized in 2019 under our mark-to-market accounting policy. The expected long-term rate of return on plan assets used to determine net periodic pension benefit for the year ended December 31, 2020 is expected to be 5.00%. A decrease in the expected long-term rate of return of 25 basis points to 4.75%, while holding all other assumptions constant, would result in an increase in our 2020 net periodic pension expense of approximately $7 million. See Note 22 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for additional discussion on these assumptions.

Results of Operations

A discussion of changes in our results of operations during the year ended December 31, 2018 compared to the year ended December 31, 2017 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on January 31, 2019, which is available free of charge on the SECs website at www.sec.gov and on our investor relations website at ir.charter.com.

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions, except per share data):

	Year Ended December 31,
	2019	2018
Revenues	$45,764	$43,634

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	29,224	27,860
Depreciation and amortization	9,926	10,318
Other operating expenses, net	103	235
	39,253	38,413
Income from operations	6,511	5,221

Other Expenses:
Interest expense, net	(3,797)	(3,540)
Loss on extinguishment of debt	(25)	—
Loss on financial instruments, net	(54)	(110)
Other pension benefits (costs), net	(69)	192
Other expense, net	(135)	(77)
	(4,080)	(3,535)

Income before income taxes	2,431	1,686
Income tax expense	(439)	(180)
Consolidated net income	1,992	1,506
Less: Net income attributable to noncontrolling interests	(324)	(276)
Net income attributable to Charter shareholders	$1,668	$1,230

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$7.60	$5.29
Diluted	$7.45	$5.22

Weighted average common shares outstanding, basic	219,506,735	232,356,665
Weighted average common shares outstanding, diluted	223,786,380	235,525,226

Revenues. Total revenues grew $2.1 billion or 4.9% during the year ended December 31, 2019 as compared to 2018 primarily due to increases in the number of residential Internet and commercial business customers, price adjustments as well as the launch of our mobile service in the second half of 2018 offset by a decrease in video customers.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Years ended December 31,
	2019	2018	% Growth
Video	$17,607	$17,348	1.5%
Internet	16,667	15,181	9.8%
Voice	1,920	2,114	(9.1)%
Residential revenue	36,194	34,643	4.5%

Small and medium business	3,868	3,665	5.6%
Enterprise	2,556	2,528	1.1%
Commercial revenue	6,424	6,193	3.7%

Advertising sales	1,568	1,785	(12.1)%
Mobile	726	106	NM
Other	852	907	(6.2)%
	$45,764	$43,634	4.9%

Video revenues consist primarily of revenues from basic and digital video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The increase in video revenues was attributable to the following (dollars in millions):

2019 compared to 2018
Increase related to rate changes	$758
Decrease in average residential video customers	(412)
Decrease in VOD and pay-per-view	(87)
$259

The increase related to rate changes was primarily due to price adjustments including annual increases and promotional roll-off. Residential video customers decreased by 484,000 in 2019 compared to 2018.

The increase in Internet revenues from our residential customers was attributable to the following (dollars in millions):

2019 compared to 2018
Increase in average residential Internet customers	$790
Increase related to rate changes	696
$1,486

Residential Internet customers grew by 1,283,000 in 2019 compared to 2018. The increase related to rate changes was primarily due to price adjustments including promotional roll-off.

The decrease in voice revenues from our residential customers was attributable to the following (dollars in millions):

2019 compared to 2018
Decrease in average residential voice customers	$(102)
Decrease related to rate changes	(92)
$(194)

The decrease related to rate changes was primarily due to value-based pricing. Residential wireline voice customers decreased by 692,000 in 2019 compared to 2018.

The increase in small and medium business commercial revenues was attributable to the following (dollars in millions):

2019 compared to 2018
Increase in small and medium business customers	$317
Decrease related to rate changes	(114)
$203

Small and medium business PSUs increased by 237,000 in 2019 compared to 2018. The decrease related to rate changes was primarily due to value-based pricing related to SPP, net of promotional roll-off and price adjustments.

Enterprise revenues increased $28 million during the year ended December 31, 2019 as compared to the corresponding period in 2018 primarily due to growth in customers offset by the sale of non-strategic assets. Enterprise PSUs increased by 19,000 in 2019 compared to 2018.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues decreased $217 million during the year ended December 31, 2019 as compared to the corresponding period in 2018 primarily due to a decrease in political revenue.

During the year ended December 31, 2019, mobile revenues included approximately $488 million of device revenues and approximately $238 million of service revenues. During the year ended December 31, 2018, mobile revenues included approximately $97 million of device revenues and approximately $9 million of service revenues. As of December 31, 2019, we had 1,082,000 mobile lines compared to 134,000 mobile as of December 31, 2108.

Other revenues consist of revenue from regional sports and news channels (excluding intercompany charges or advertising sales on those channels), home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. The decrease during the year ended December 31, 2019 as compared to the corresponding period in 2018 was primarily due to a decrease in late payment fees and home shopping revenue offset by the sale of video devices.

Operating costs and expenses. The increase in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, was attributable to the following (dollars in millions):

2019 compared to 2018
Programming	$166
Regulatory, connectivity and produced content	156
Costs to service customers	(50)
Marketing	2
Mobile	900
Other	190
$1,364

Programming costs were approximately $11.3 billion and $11.1 billion, representing 39% and 40% of operating costs and expenses for the years ended December 31, 2019 and 2018, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, VOD, and pay-per-view programming. The increase in programming costs is primarily a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consents partly offset by lower video customers and pay-per-view.  We expect programming rates will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. We have been unable to fully pass these increases on to our customers and do not expect to be able to do so in the future without a potential loss of customers.

Regulatory, connectivity and produced content increased $156 million during the year ended December 31, 2019 compared to the corresponding period in 2018 primarily due to higher costs of video devices sold to customers, regulatory pass-through fees and original programming costs.

Costs to service customers decreased $50 million during the year ended December 31, 2019 compared to the corresponding period in 2018 primarily due to lower maintenance and labor costs driven by fewer customer calls and truck rolls with improved productivity and a higher number of self-installations.

Mobile costs of $1.2 billion and $346 million for the years ended December 31, 2019 and 2018, respectively, were comprised of mobile device costs and mobile service and operating costs.

The increase in other expense was attributable to the following (dollars in millions):

2019 compared to 2018
Corporate costs	$80
Property tax and insurance	54
Stock compensation expense	30
Sports and news	26
Advertising sales expense	(32)
Other	32
$190

Depreciation and amortization. Depreciation and amortization expense decreased by $392 million during the year ended December 31, 2019 compared to the corresponding period in 2018 primarily due to certain assets acquired from TWC and Bright House becoming fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Other operating expenses, net. The decrease in other operating expenses, net was attributable to the following (dollars in millions):

2019 compared to 2018
Merger and restructuring costs	$(87)
Loss on sale of assets, net	(43)
Special charges, net	(2)
$(132)

The decrease in merger and restructuring costs is primarily due to lower employee retention and employee termination costs incurred during 2019 as compared to 2018.

The decrease in loss on sale of assets, net for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is primarily due to a $42 million impairment of non-strategic assets incurred during 2019 compared to a $75 million impairment of non-strategic assets incurred during 2018. For more information, see Note 15 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Interest expense, net. Net interest expense increased by $257 million in 2019 from 2018 primarily due to an increase in weighted average debt outstanding of approximately $3.0 billion primarily as a result of the issuance of notes in 2019 and 2018 for general corporate purposes including stock buybacks and debt repayments offset by a decrease in weighted average interest rates.

Loss on extinguishment of debt. Loss on extinguishment of debt of $25 million for the year ended December 31, 2019 primarily represents losses recognized as a result of the repurchase of CCO Holdings notes and amendments to Charter Operating's credit facilities. For more information, see Note 9 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Loss on financial instruments, net. Gains and losses on financial instruments are recognized due to changes in the fair value of our interest rate and our cross currency derivative instruments, and the foreign currency remeasurement of the fixed-rate British pound sterling denominated notes (the “Sterling Notes”) into U.S. dollars. For more information, see Note 12 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Other pension benefits (costs), net. Other pension benefits (costs), net increased by $261 million during the year ended December 31, 2019 compared to the corresponding period in 2018 primarily due to a remeasurement loss recorded in 2019 versus a remeasurement gain in 2018. For more information, see Note 22 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Other expense, net. Other expense, net includes impairments on equity investments of approximately $121 million and $58 million for the years ended December 31, 2019 and 2018, respectively. For more information, see Note 6 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Income tax expense. We recognized income tax expense of $439 million and $180 million for the years ended December 31, 2019 and 2018, respectively. Income tax expense increased during the year ended December 31, 2019 compared to the corresponding period in 2018 primarily as a result of higher pretax income and lower benefit from state tax rate changes. For more information, see Note 17 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest for financial reporting purposes represents A/N’s portion of Charter Holdings’ net income based on its effective common unit ownership interest and the preferred dividend of $150 million for each of the years ended December 31, 2019 and 2018. For more information, see Note 11 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Net income attributable to Charter shareholders. Net income attributable to Charter shareholders was $1.7 billion and $1.2 billion for the years ended December 31, 2019 and 2018, respectively, primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the SEC). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which fees were in the amount of $1.2 billion and $1.1 billion for the years ended December 31, 2019 and 2018, respectively.

	Years ended December 31,
	2019	2018
Net income attributable to Charter shareholders	$1,668	$1,230
Plus: Net income attributable to noncontrolling interest	324	276
Interest expense, net	3,797	3,540
Income tax expense	439	180
Depreciation and amortization	9,926	10,318
Stock compensation expense	315	285
Loss on extinguishment of debt	25	—
Loss on financial instruments, net	54	110
Other pension (benefits) costs, net	69	(192)
Other, net	238	312
Adjusted EBITDA	$16,855	$16,059

Net cash flows from operating activities	$11,748	$11,767
Less: Purchases of property, plant and equipment	(7,195)	(9,125)
Change in accrued expenses related to capital expenditures	55	(470)
Free cash flow	$4,608	$2,172

Liquidity and Capital Resources

Overview

We have significant amounts of debt.  The principal amount of our debt as of December 31, 2019 was $78.4 billion, consisting of $10.4 billion of credit facility debt, $45.9 billion of investment grade senior secured notes and $22.1 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. As we continue to grow our new mobile services, we expect an initial funding period to grow a new product as well as negative working capital impacts from the timing of device-related cash flows when we provide the handset or tablet to customers pursuant to equipment installment plans. Free cash flow was $4.6 billion and $2.2 billion for the years ended December 31, 2019 and 2018, respectively. See table below for factors impacting free cash flow during the year ended December 31, 2019 compared to 2018. As of December 31, 2019, the amount available under our credit facilities was approximately $4.7 billion and cash on hand was approximately $3.5 billion. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as stock repurchases and dividends. Charter's target leverage of net debt to the last twelve months Adjusted EBITDA remains at 4 to 4.5 times Adjusted EBITDA, and up to 3.5 times Adjusted EBITDA at the Charter Operating level. Our leverage ratio was 4.5 times Adjusted EBITDA as of December 31, 2019. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. During the years ended December 31, 2019 and 2018, Charter purchased approximately 16.7 million and 14.1 million shares, respectively, of Charter Class A common stock for approximately $6.7 billion and $4.3 billion, respectively.

In December 2017, Charter and A/N entered into an amendment to the letter agreement (the "Letter Agreement") that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis. Charter Holdings purchased from A/N 2.3 million and 2.1 million Charter Holdings common units at an average price per unit of $388.72 and $308.90, or $885 million and $656 million, during the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, Charter had remaining board authority to purchase an additional $1.4 billion of Charter’s Class A common stock and/or Charter Holdings common units. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions.

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

Recent Events

In December 2019, CCO Holdings and CCO Holdings Capital Corp. jointly issued an additional $1.2 billion aggregate principal amount of 4.750% senior unsecured notes due 2030 at a price of 101.125% of the aggregate principal amount. The net proceeds were or will be used to pay related fees and expenses and for general corporate purposes, including to fund buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness.

In December 2019, Charter Operating and Charter Communications Operating Capital Corp. jointly issued an additional $1.3 billion aggregate principal amount of 4.800% senior secured notes due 2050 at a price of 101.964% of the aggregate principal amount. The net proceeds were or will be used to pay related fees and expenses and for general corporate purposes, including to fund buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness.

In addition to the debt issued in December 2019 as described above, CCO Holdings and CCO Holdings Capital Corp. jointly issued $3.35 billion aggregate principal amount of senior unsecured notes at varying rates, prices and maturity dates in 2019, and Charter Operating and Charter Communications Operating Capital Corp. jointly issued $4.75 billion aggregate principal amount of senior secured notes at varying rates, prices and maturity dates in 2019. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including funding buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness.

In 2019, Charter Operating also entered into an amendment to its Credit Agreement repricing $4.5 billion of its revolving loan and $4.0 billion of term loan A to LIBOR plus 1.25% and its existing term loan B to LIBOR plus 1.75%. In addition, $4.5 billion of the revolving loan and $4.0 billion of term loan A maturities were extended to 2025 and $3.8 billion of term loan B maturities were extended to 2027.
Free Cash Flow

Free cash flow increased $2.4 billion during the year ended December 31, 2019 compared to the corresponding prior period due to the following.

2019 compared to 2018
Decrease in capital expenditures	$1,930
Increase in Adjusted EBITDA	796
Change in working capital, excluding change in accrued interest	(255)
Increase in cash paid for interest, net	(75)
Other, net	40
$2,436

Free cash flow was reduced by $567 million during the year ended December 31, 2019 compared to the corresponding prior period due to mobile with impacts negatively affecting working capital, capital expenditures and Adjusted EBITDA.

Contractual Obligations

The following table summarizes our payment obligations as of December 31, 2019 under our long-term debt and certain other contractual obligations and commitments (dollars in millions.)

	Payments by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Principal Payments (a)	$78,416	$3,777	$6,504	$8,701	$59,434
Long-Term Debt Interest Payments (b)	50,577	3,924	7,551	6,635	32,467
Finance and Operating Lease Obligations (c)	1,594	272	492	360	470
Programming Minimum Commitments (d)	276	216	49	11	—
Other (e)	12,658	2,536	3,034	892	6,196
	$143,521	$10,725	$17,630	$16,599	$98,567

(a)
The table presents maturities of long-term debt outstanding as of December 31, 2019. Refer to Notes 9 and 21 to our accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other contractual obligations and commitments.

(b)
Interest payments on variable debt are estimated using amounts outstanding at December 31, 2019 and the average implied forward LIBOR rates applicable for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2019. Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods.

(c)
We lease certain facilities and equipment under noncancelable finance and operating leases. Finance lease obligations represented $95 million of total finance and operating lease obligations as of December 31, 2019. Lease and rental costs charged to expense for the years ended December 31, 2019 and 2018 were $445 million and $382 million, respectively.

(d)
We pay programming fees under multi-year contracts typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term. Programming costs included in the accompanying statement of operations were approximately $11.3 billion and $11.1 billion for the years ended December 31, 2019 and 2018, respectively. Certain of our programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.

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

The following items are not included in the contractual obligations table because the obligations are not fixed and/or determinable due to various factors discussed below. However, we incur these costs as part of our operations:

•
We rent utility poles used in our operations. Generally, pole rentals are cancelable on short notice, but we anticipate that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2019 and 2018 was $180 million and $171 million, respectively.

•
We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. We also pay other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $750 million and $747 million for the years ended December 31, 2019 and 2018, respectively.

•
We have $363 million in letters of credit, of which $36 million is secured under the Charter Operating credit facility, primarily to our various casualty carriers as collateral for reimbursement of workers' compensation, auto liability and general liability claims.

•
Minimum pension funding requirements have not been presented in the table above as such amounts have not been determined beyond 2019. We made no cash contributions to the qualified pension plans in 2019; however, we are permitted to make discretionary cash contributions to the qualified pension plans in 2020. For the nonqualified pension plan, we contributed $4 million during 2019 and will continue to make contributions in 2020 to the extent benefits are paid.

See "Part I. Item 1. Business — Commitments Related to the 2016 Merger with TWC and Acquisition of Bright House" for a listing of commitments as a result of the merger with TWC and acquisition of Bright House in 2016.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $3.5 billion and $551 million in cash and cash equivalents as of December 31, 2019 and 2018, respectively. We also held $66 million and $214 million in restricted cash as of December 31, 2019 and 2018, respectively, representing escrowed funds of a consolidated variable interest entity. See Note 6 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Operating Activities. Net cash provided by operating activities decreased $19 million during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to changes in working capital, excluding the change in accrued interest and accrued expenses related to capital expenditures, that used $780 million more cash and an increase in cash paid for interest, net of $75 million offset by an increase in Adjusted EBITDA of $796 million.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2019 and 2018 was $7.3 billion and $9.7 billion, respectively. The decrease in cash used was primarily due to a decrease in capital expenditures and increase in accrued expenses related to capital expenditures.

Financing Activities. Net cash used in financing activities decreased $254 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increase in the amount by which borrowings of long-term debt exceeded repayments offset by an increase in the purchase of treasury stock and noncontrolling interest.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $7.2 billion and $9.1 billion for the years ended December 31, 2019 and 2018, respectively. The decrease was primarily due to lower customer premise equipment expenditures as a result of the completion of our all-digital conversion and fewer SPP migrations, lower scalable infrastructure as a result of the completion of the roll-out of DOCSIS 3.1 technology across our footprint and lower support spending with the substantial completion of the integration of TWC and Bright House. See the table below for more details.

We currently expect 2020 cable capital expenditures to decline as a percentage of cable revenue versus 2019. The actual amount of our capital expenditures in 2020 will depend on a number of factors including further spend related to product development and growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures increased $55 million and decreased $470 million for the years ended December 31, 2019 and 2018, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the years ended December 31, 2019 and 2018. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Year ended December 31,
	2019	2018
Customer premise equipment (a)	$2,070	$3,124
Scalable infrastructure (b)	1,439	2,227
Line extensions (c)	1,444	1,373
Upgrade/rebuild (d)	634	704
Support capital (e)	1,608	1,697
Total capital expenditures	$7,195	$9,125

Capital expenditures included in total related to:
Commercial services	$1,314	$1,313
All-digital transition	$—	$344
Mobile	$432	$242

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

Debt

As of December 31, 2019, the accreted value of our total debt was approximately $79.1 billion, as summarized below (dollars in millions):

	December 31, 2019
	Principal Amount	Accreted Value (a)	Interest Payment Dates	Maturity Date (b)
CCO Holdings, LLC:
5.250% senior notes due 2022	$1,250	$1,241	3/30 & 9/30	9/30/2022
5.125% senior notes due 2023	1,000	995	2/15 & 8/15	2/15/2023
4.000% senior notes due 2023	500	497	3/1 & 9/1	3/1/2023
5.125% senior notes due 2023	1,150	1,145	5/1 & 11/1	5/1/2023
5.750% senior notes due 2023	500	497	3/1 & 9/1	9/1/2023
5.750% senior notes due 2024	150	149	1/15 & 7/15	1/15/2024
5.875% senior notes due 2024	1,700	1,690	4/1 & 10/1	4/1/2024
5.375% senior notes due 2025	750	746	5/1 & 11/1	5/1/2025
5.750% senior notes due 2026	2,500	2,471	2/15 & 8/15	2/15/2026
5.500% senior notes due 2026	1,500	1,491	5/1 & 11/1	5/1/2026
5.875% senior notes due 2027	800	796	5/1 & 11/1	5/1/2027
5.125% senior notes due 2027	3,250	3,222	5/1 & 11/1	5/1/2027
5.000% senior notes due 2028	2,500	2,469	2/1 & 8/1	2/1/2028
5.375% senior notes due 2029	1,500	1,501	6/1 & 12/1	6/1/2029
4.750% senior notes due 2030	3,050	3,041	3/1 & 9/1	3/1/2030
Charter Communications Operating, LLC:
3.579% senior notes due 2020	2,000	1,997	1/23 & 7/23	7/23/2020
4.464% senior notes due 2022	3,000	2,987	1/23 & 7/23	7/23/2022
Senior floating rate notes due 2024	900	902	2/1, 5/1, 8/1 & 11/1	2/1/2024
4.500% senior notes due 2024	1,100	1,093	2/1 & 8/1	2/1/2024
4.908% senior notes due 2025	4,500	4,471	1/23 & 7/23	7/23/2025
3.750% senior notes due 2028	1,000	987	2/15 & 8/15	2/15/2028
4.200% senior notes due 2028	1,250	1,240	3/15 & 9/15	3/15/2028
5.050% senior notes due 2029	1,250	1,241	3/30 & 9/30	3/30/2029
6.384% senior notes due 2035	2,000	1,982	4/23 & 10/23	10/23/2035
5.375% senior notes due 2038	800	786	4/1 & 10/1	4/1/2038
6.484% senior notes due 2045	3,500	3,467	4/23 & 10/23	10/23/2045
5.375% senior notes due 2047	2,500	2,506	5/1 & 11/1	5/1/2047
5.750% senior notes due 2048	2,450	2,391	4/1 & 10/1	4/1/2048
5.125% senior notes due 2049	1,250	1,240	1/1 & 7/1	7/1/2049
4.800% senior notes due 2050	2,800	2,798	3/1 & 9/1	3/1/2050
6.834% senior notes due 2055	500	495	4/23 & 10/23	10/23/2055
Credit facilities	10,427	10,345		Varies
Time Warner Cable, LLC:
5.000% senior notes due 2020	1,500	1,503	2/1 & 8/1	2/1/2020
4.125% senior notes due 2021	700	711	2/15 & 8/15	2/15/2021
4.000% senior notes due 2021	1,000	1,021	3/1 & 9/1	9/1/2021
5.750% sterling senior notes due 2031 (c)	828	886	6/2	6/2/2031

6.550% senior debentures due 2037	1,500	1,675	5/1 & 11/1	5/1/2037
7.300% senior debentures due 2038	1,500	1,772	1/1 & 7/1	7/1/2038
6.750% senior debentures due 2039	1,500	1,713	6/15 & 12/15	6/15/2039
5.875% senior debentures due 2040	1,200	1,255	5/15 & 11/15	11/15/2040
5.500% senior debentures due 2041	1,250	1,258	3/1 & 9/1	9/1/2041
5.250% sterling senior notes due 2042 (d)	861	831	7/15	7/15/2042
4.500% senior debentures due 2042	1,250	1,142	3/15 & 9/15	9/15/2042
Time Warner Cable Enterprises LLC:
8.375% senior debentures due 2023	1,000	1,148	3/15 & 9/15	3/15/2023
8.375% senior debentures due 2033	1,000	1,284	7/15 & 1/15	7/15/2033
	$78,416	$79,078

(a)
The accreted values presented in the table above represent the principal amount of the debt adjusted for original issue discount or premium at the time of sale, deferred financing costs, and, in regards to the TWC debt assumed, fair value premium adjustments as a result of applying acquisition accounting plus the accretion of those amounts to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. In regards to the Sterling Notes, the principal amount of the debt and any premium or discount is remeasured into US dollars as of each balance sheet date. We have availability under our credit facilities of approximately $4.7 billion as of December 31, 2019.

(b)
In general, the obligors have the right to redeem all of the notes set forth in the above table in whole or in part at their option, beginning at various times prior to their stated maturity dates, subject to certain conditions, upon the payment of the outstanding principal amount (plus a specified redemption premium) and all accrued and unpaid interest.

(c)	Principal amount includes £625 million valued at $828 million as of December 31, 2019 using the exchange rate as of December 31, 2019.

(d)	Principal amount includes £650 million valued at $861 million as of December 31, 2019 using the exchange rate as of December 31, 2019.

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

At December 31, 2019, Charter Operating had a consolidated leverage ratio of approximately 2.9 to 1.0 and a consolidated first lien leverage ratio of 2.8 to 1.0. Both ratios are in compliance with the ratios required by the Charter Operating credit facilities of 5.0 to 1.0 consolidated leverage ratio and 4.0 to 1.0 consolidated first lien leverage ratio. A failure by Charter Operating to maintain the financial covenants would result in an event of default under the Charter Operating credit facilities and the debt of CCO Holdings. See “Part I. Item 1A. Risk Factors — The agreements and instruments governing our debt contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity.”

Recently Issued Accounting Standards

See Note 23 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for a discussion of recently issued accounting standards.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

We use derivative instruments to manage foreign exchange risk on the Sterling Notes, and do not hold or issue derivative instruments for speculative trading purposes.

Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency derivative instruments have maturities of June 2031 and July 2042. We are required to post collateral on the cross-currency derivative instruments when such instruments are in a liability position. In April 2019, we entered into a collateral holiday agreement for 60% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years, as well as a ten year collateral cap on the remaining 40% of the cross-currency swaps which limits the required collateral posting on that 40% of the cross-currency swaps to $150 million. The fair value of our cross-currency derivatives included in other long-term liabilities on our consolidated balance sheets was $224 million and $237 million as of December 31, 2019 and 2018, respectively. For more information, see Note 12 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

As of December 31, 2019 and 2018, the weighted average interest rate on the credit facility debt was approximately 3.3% and 4.3%, respectively, and the weighted average interest rate on the senior notes was approximately 5.4% and 5.6%, respectively, resulting in a blended weighted average interest rate of 5.1% and 5.4%, respectively.  The interest rate on approximately 86% and 85% of the total principal amount of our debt was effectively fixed as of December 31, 2019 and 2018, respectively.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2019 (dollars in millions):

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$3,500	$1,700	$4,250	$4,150	$2,950	$50,539	$67,089	$74,011
Average Interest Rate	4.19%	4.05%	4.70%	5.85%	5.36%	5.53%	5.38%

Variable Rate	$277	$277	$277	$436	$1,165	$8,895	$11,327	$11,375
Average Interest Rate	2.94%	2.75%	2.78%	2.90%	3.16%	3.28%	3.22%

Interest rates on variable-rate debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at December 31, 2019 including applicable bank spread.

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

During the quarter ended December 31, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on management’s assessment utilizing these criteria we believe that, as of December 31, 2019, our internal control over financial reporting was effective.

Our independent auditors, KPMG LLP, have audited our internal control over financial reporting as stated in their report on page F-2.

Item 9B. Other Information.

On January 28, 2020, Charter’s board of directors approved an amendment to Charter's 2019 Stock Incentive Plan (the “Stock Plan”) to remove the ability under the Stock Plan for Charter to effect a repricing of stock options without stockholder approval.
The foregoing summary of the amendment to the Stock Plan does not purport to be complete and is qualified in its entirety by reference to the full text of such amendment, which is included as Exhibit 10.152 hereto.

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
Date: January 31, 2020

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

Signature	Title	Date

/s/ Thomas M. Rutledge Thomas M. Rutledge	Chairman, Chief Executive Officer, Director (Principal Executive Officer)	January 31, 2020

/s/ Christopher L. Winfrey Christopher L. Winfrey	Chief Financial Officer (Principal Financial Officer)	January 31, 2020

/s/ Kevin D. Howard Kevin D. Howard	Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	January 31, 2020

/s/ Eric L. Zinterhofer Eric L. Zinterhofer	Director	January 31, 2020

/s/ W. Lance Conn W. Lance Conn	Director	January 31, 2020

/s/ Kim C. Goodman Kim C. Goodman	Director	January 31, 2020

/s/ Craig A. Jacobson Craig A. Jacobson	Director	January 31, 2020

/s/ Gregory Maffei Gregory Maffei	Director	January 31, 2020

/s/ John D. Markley, Jr. John D. Markley, Jr.	Director	January 31, 2020

/s/ David C. Merritt David C. Merritt	Director	January 31, 2020

/s/ James E. Meyer James E. Meyer	Director	January 31, 2020

/s/ Steven Miron Steven Miron	Director	January 31, 2020

/s/ Balan Nair Balan Nair	Director	January 31, 2020

/s/ Michael Newhouse Michael Newhouse	Director	January 31, 2020

/s/ Mauricio Ramos Mauricio Ramos	Director	January 31, 2020

S- 2

Exhibit Index

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit	Description

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

10.52
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

10.53
Indenture, dated as of May 23, 2019, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by Charter Communications, Inc. on May 30, 2019 (File No. 001-33664)).

10.54
First Supplemental Indenture, dated as of May 23, 2019, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by Charter Communications, Inc. on May 30, 2019 (File No. 001-33664)).

10.55	Form of 5.375% Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed by Charter Communications, Inc. on May 30, 2019 (File No. 001-33664)).
10.56
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

10.57
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

10.58
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

10.59	Form of 5.125% Senior Secured Notes due 2049 (incorporated by reference to Exhibit 4.6 to the current report on Form 8-K filed by Charter Communications, Inc. on July 10, 2019 (File No. 001-33664)).
10.60
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

10.61
Second Supplemental Indenture, dated as of October 1, 2019, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on October 7, 2019).

10.62	Form of 4.750% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on October 7, 2019 (File No. 001-33664)).
10.63
Exchange and Registration Rights Agreement, dated October 1, 2019, relating to the 4.750% Senior Notes due 2030, among CCO Holdings, LLC, CCO Holdings Capital Corp. and BofA Securities, Inc., as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on October 7, 2019 (File No. 001-33664)).

10.64	Form of 4.750% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on October 30, 2019 (File No. 001-33664)).
10.65
Fifteenth Supplemental Indenture, dated as of October 24, 2019, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed by Charter Communications, Inc. on October 30, 2019 (File No. 001-33664)).

10.66
Form of 4.800% Senior Secured Notes due 2050 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed by Charter Communications, Inc. on October 30, 2019 (File No. 001-33664)).

10.67
Exchange and Registration Rights Agreement, dated October 24, 2019, relating to the 4.750% Senior Notes due 2030, among CCO Holdings, LLC, CCO Holdings Capital Corp. and BofA Securities, Inc., as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on October 30, 2019 (File No. 001-33664)).

10.68
Underwriting Agreement, dated as of December 2, 2019, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., CCO Holdings, LLC, as parent guarantor, the subsidiary guarantors party thereto and Deutsche Bank Securities Inc., Mizuho Securities USA LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named in Schedule I thereto (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on December 5, 2019 (File No. 001-33664)).

10.69	Form of 4.750% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on December 16, 2019 (File No. 001-33664)).
10.70
Form of 4.800% Senior Secured Notes due 2050 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed by Charter Communications, Inc. on December 16, 2019 (File No. 001-33664)).

10.71
Exchange and Registration Rights Agreement, dated December 16, 2019, relating to the 4.750% Senior Notes due 2030, among CCO Holdings, LLC, CCO Holdings Capital Corp. and Citigroup Global Markets, Inc., as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on December 16, 2019 (File No. 001-33664)).

10.72
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

10.73
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

10.74
Third Supplemental Indenture to the TWCE Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.3 to the TWE October 25, 1993 Registration Statement). (P)

10.75
Fourth Supplemental Indenture to the TWCE Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.4 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1993 and filed with the SEC on March 30, 1994 (File No. 1-12878)). (P)

10.76
Fifth Supplemental Indenture to the TWCE Indenture, dated as of December 28, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.5 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1994 and filed with the SEC on March 30, 1995 (File No. 1-12878)). (P)

10.77
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

10.78
Seventh Supplemental Indenture to the TWCE Indenture, dated as of December 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.8 to the Time Warner 1997 Form 10-K).

10.79
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

10.80
Ninth Supplemental Indenture to the TWCE Indenture, dated as of November 1, 2004, among Historic TW, TWE, Time Warner NY Cable Inc., WCI, ATC, TWC and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-15062)).

10.81
Tenth Supplemental Indenture to the TWCE Indenture, dated as of October 18, 2006, among Historic TW, TWE, TW NY Cable Holding Inc. (“TW NY”), Time Warner NY Cable LLC (“TW NY Cable”), TWC, WCI, ATC and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner’s current report on Form 8-K dated and filed October 18, 2006 (File No. 1-15062)).

10.82
Eleventh Supplemental Indenture to the TWCE Indenture, dated as of November 2, 2006, among TWE, TW NY, TWC and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 99.1 to Time Warner’s current report on Form 8-K dated and filed November 2, 2006 (File No. 1-15062)).

10.83
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

10.84
Thirteenth Supplemental Indenture, dated as of May 18, 2016, by and among Time Warner Cable Enterprises LLC, the guarantors party thereto and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.4 to the current report on Form 8-K filed by Charter Communications, Inc. on May 24, 2016 (File No. 001-33664)).

10.85
Indenture, dated as of April 9, 2007 (the “TWC Indenture”), among TWC, TW NY, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated April 4, 2007 and filed with the SEC on April 9, 2007 (File No. 1-33335) (the “TWC April 4, 2007 Form 8-K”)).

10.86
First Supplemental Indenture to the TWC Indenture, dated as of April 9, 2007, among TWC, TW NY, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).

10.87
Second Supplemental Indenture to the TWC Indenture, dated as of September 30, 2012, among TWC, TW NY, TWCE, TWC Internet Holdings II and The Bank of New York Mellon, as trustee, supplementing the Indenture dated April 9, 2007, as amended (incorporated herein by reference to Exhibit 4.1 to the TWC September 30, 2012 Form 8-K).

10.88
Third Supplemental Indenture, dated as of May 18, 2016, by and among Time Warner Cable Inc., TWC NewCo LLC and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.5 to the current report on Form 8-K filed by Charter Communications, Inc. on May 24, 2016 (File No. 001-33664)).

10.89
Fourth Supplemental Indenture, dated as of May 18, 2016, by and among TWC NewCo LLC, the guarantors party thereto and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.6 to the current report on Form 8-K filed by Charter Communications, Inc. on May 24, 2016 (File No. 001-33664)).

10.90	Form of TWC 6.55% Exchange Debentures due 2037 (included as Exhibit C to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
10.91	Form of TWC 7.30% Debentures due 2038 (incorporated herein by reference to Exhibit 4.3 to the TWC June 16, 2008 Form 8-K).
10.92
Form of TWC 8.75% Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to TWC’s current report on Form 8-K dated November 13, 2008 and filed with the SEC on November 18, 2008) (File No. 1-33335).

10.93	Form of TWC 8.25% Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to TWC’s current report on Form 8-K dated March 23, 2009 and filed with the SEC on March 26, 2009 (File No. 1-33335)).
10.94
Form of TWC 6.75% Debentures due 2039 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated June 24, 2009 and filed with the SEC on June 29, 2009 (File No. 1-33335)).

10.95	Form of TWC 5.0% Notes due 2020 (incorporated herein by reference to Exhibit 4.2 to the TWC December 8, 2009 Form 8-K).

10.96
Form of TWC 4.125% Notes due 2021 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated November 9, 2010 and filed with the SEC on November 15, 2010 (File No. 1-33335) (the “TWC November 9, 2010 Form 8-K”)).

10.97	Form of TWC 5.875% Debentures due 2040 (incorporated herein by reference to Exhibit 4.2 to the TWC November 9, 2010 Form 8-K).
10.98	Form of TWC 5.75% Note due 2031 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated and filed with the SEC on May 26, 2011 (File No. 1-33335)).
10.99
Form of TWC 4% Note due 2021 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated September 7, 2011 and filed with the SEC on September 12, 2011 (File No. 1-33335) (the “TWC September 7, 2011 Form 8-K”)).

10.100	Form of TWC 5.5% Debenture due 2041 (incorporated herein by reference to Exhibit 4.2 to the TWC September 7, 2011 Form 8-K).
10.101
Form of TWC 4.5% Debenture due 2042 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated August 7, 2012 and filed with the SEC on August 10, 2012 (File No. 1-33335)).

10.102	Form of TWC 5.25% Note due 2042 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated and filed with the SEC on June 27, 2012 (File No. 1-33335)).
10.103	Form of 5.500% Senior Notes due 2026 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed April 27, 2016).
10.104
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

10.105
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

10.106
Escrow Credit Agreement, dated as of August 24, 2015, between CCO Safari III, LLC, as borrower, and Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on August 28, 2015 (File No. 001-33664)).

10.107(a)
Restatement Agreement dated as of May 18, 2016, by and among Charter Communications Operating, LLC, CCO Holdings, LLC, the subsidiary guarantors party thereto, Bank of America, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K of Charter Communications, Inc. filed on May 24, 2016 (File No. 001-33664)).

10.107(b)
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

10.107(c)
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

10.107(d)
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

10.108
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

10.109
Restatement Agreement, dated as of April 26 2019, to the Amended and Restated Credit Agreement, dated as of March 18, 1999, as amended and restated on December 21, 2017 and as amended by Amendment No. 1 as of January 24, 2019, by and among Charter Communications Operating, LLC, CCO Holdings, LLC, certain subsidiaries of Charter Communications Operating, LLC, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed April 30, 2019 (File No. 001-33664)).

10.110
Amendment No. 1, dated as of October 24, 2019, to the Amended and Restated Credit Agreement, dated as of March 18, 1999, as amended and restated on April 26, 2019, by and among Charter Communications Operating, LLC, CCO Holdings, LLC, certain subsidiaries of Charter Communications Operating, LLC, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on October 30, 2019 (File No. 001-33664)).

10.111
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

10.112
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

10.113
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

10.114
Joinder Agreement to Registration Rights Agreement, dated as of May 18, 2016, by CCO Holdings, LLC and CCO Holdings Capital Corp (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed May 24, 2016).

10.115
Escrow Assumption Agreement, dated as of May 18, 2016, by and among CCO Safari III, LLC, Charter Communications Operating, LLC, Bank of America, N.A., as escrow administrative agent and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed May 24, 2016).

10.116
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

10.117
Exchange Agreement, dated as of May 18, 2016, by and among Charter Holdings, Charter, Advance/Newhouse Partnership and the other party or parties thereto (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on May 19, 2016 (File No. 001-33664)).

10.118
Registration Rights Agreement, dated as of May 18, 2016, by and among Charter, Advance/Newhouse Partnership and Liberty Broadband (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on May 19, 2016 (File No. 001-33664)).

10.119
Tax Receivables Agreement, dated as of May 18, 2016, by and among Charter, Advance/Newhouse Partnership and the other party or parties thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on May 19, 2016 (File No. 001-33664)).

10.120
Wireless Operational Cooperation Agreement dated as of May 5, 2017 between Charter Communications, Inc. and Comcast Corporation (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on May 8, 2017 (File No. 001-33664)).

10.121+
Charter Communications, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Charter Communications, Inc. filed on May 8, 2012 (File No. 001-33664)).

10.122+
Charter Communications, Inc. 2016 Executive Incentive Performance Plan (incorporated by reference to Appendix A to the proxy statement for the Charter Communications, Inc. 2016 Annual Meeting of Stockholders filed March 17, 2016 (File No. 001-33664)).

10.123+
Charter Communications, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Charter Communications, Inc. filed on May 19, 2016 (File No. 001-33664)).

10.124+
Amendment to the Charter Communications, Inc. Amended and Restated 2009 Stock Incentive Plan, dated as of October 25, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on October 28, 2016 (File No. 001-33664)).

10.125+
Charter Communications, Inc.’s Amended and Restated Supplemental Deferred Compensation Plan, dated as of September 1, 2011(incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on September 2, 2011 (File No. 001-33664)).

10.126+
Form of Non-Qualified Time Vesting Stock Option Agreement dated April 26, 2011(incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 2, 2011 (File No. 001-33664)).

10.127+
Form of Non-Qualified Price Vesting Stock Option Agreement dated April 26, 2011(incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 2, 2011 (File No. 001-33664)).

10.128+
Form of Notice of LTIP Award Agreement Changes (RSU Awards) (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by Charter Communications, inc. on January 22, 2014 (File No. 001-33664)).

10.129+
Form of Notice of LTIP Award Agreement Changes (Time-Vesting Option Awards) (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed by Charter Communications, Inc. on January 22, 2014 (File No. 001-33664)).

10.130+
Form of Notice of LTIP Award Agreement Changes (Restricted Stock Awards) (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed by Charter Communications, inc. on January 22, 2014 (File No. 001-33664)).

10.131+
Form of Notice of LTIP Award Agreement Changes (Performance-Vesting Option Awards) (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K filed by Charter Communications, Inc. on January 22, 2014 (File No. 001-33664)).

10.132+
Form of Stock Option Agreement dated January 15, 2014 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on January 22, 2014 (File No. 001-33664)).

10.133+
Form of Restricted Stock Unit Agreement dated January 15, 2014 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on January 22, 2014 (File No. 001-33664)).

10.134+
Charter Communications, Inc. 2019 Stock Incentive Plan (incorporated by reference to Annex A to the proxy statement for the Charter Communications, Inc. 2019 Annual Meeting of Stockholders filed March 14, 2019 (File No. 001-33664)).

10.135+
Form of Nonqualified Stock Option Agreement under the Charter Communications, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed July 26, 2019 (File No. 001-33664)).

10.136+
Form of Restricted Stock Unit Agreement under the Charter Communications, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed July 26, 2019 (File No. 001-33664)).

10.137+
Form of Restricted Stock Agreement under the Charter Communications, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed July 26, 2019 (File No. 001-33664)).

10.138(a)+
Employment Agreement between Thomas Rutledge and Charter Communications, Inc., dated as of May 17, 2016 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K of Charter Communications, Inc. filed on May 19, 2016 (File No. 001-33664)).

10.138(b)+
Time-Vesting Stock Option Agreement dated as of December 19, 2011 by and between Charter Communications, Inc. and Thomas M. Rutledge (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on December 19, 2011 (File No. 001-33664)).

10.138(c)+
Performance-Vesting Stock Option Agreement dated as of December 19, 2011 by and between Charter Communications, Inc. and Thomas M. Rutledge (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed by Charter Communications, Inc. on December 19, 2011 (File No. 001-33664)).

10.139(a)+
Employment Agreement dated effective as of November 2, 2016 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Charter Communications, Inc. filed on November 3, 2016 (File No. 001-33664)).

10.139(b)+
Time-Vesting Stock Option Agreement dated as of April 30, 2012 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664)).

10.139(c)+
Performance-Vesting Stock Option Agreement dated as of April 30, 2012 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664)).

10.140+
Form of First Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 6, 2013 (File No. 001-33664)).

10.141+
Time Warner Cable Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.45 to TWC’s current report on Form 8-K dated February 13, 2007 and filed with the SEC on February 13, 2007).

10.142+
Time Warner Cable Inc. 2006 Stock Incentive Plan, as amended, effective March 12, 2009 (incorporated herein by reference to Exhibit 10.1 to TWC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.143+	Time Warner Cable Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Annex A to TWC’s definitive Proxy Statement dated April 6, 2011 and filed with the SEC on April 6, 2011).
10.144+
Form of Amendment to Nonqualified Stock Option Agreements Granted Under the Charter Communications, Inc. Amended and Restated 2009 Stock Incentive Plan, dated as of October 25, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Charter Communications, Inc. filed on October 28, 2016 (File No. 001-33664)).

10.145+
Employment Agreement dated effective as of November 2, 2016 by and between Charter Communications, Inc. and Christopher L. Winfrey (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Charter Communications, Inc. filed on November 3, 2016 (File No. 001-33664)).

10.146+
Employment Agreement dated as of November 10, 2016 by and between Charter Communications, Inc. and David Ellen (incorporated by reference to Exhibit 10.101 to the Annual Report on Form 10-K of Charter Communications, Inc. filed on February 16, 2017 (File No. 001-33664)).

10.147+
Form of Performance-Vesting Stock Option Agreement granted to certain executive officers in 2016 under the Charter Communications, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.102 to the Annual Report on Form 10-K of Charter Communications, Inc. filed on February 16, 2017 (File No. 001-33664)).

10.148+
Form of Performance-Vesting Restricted Stock Unit Agreement granted to certain executive officers in 2016 under the Charter Communications, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.103 to the Annual Report on Form 10-K of Charter Communications, Inc. filed on February 16, 2017 (File No. 001-33664)).

10.149+
Employment Agreement between Charter Communications, Inc. and Kevin D. Howard, dated August 2, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 7, 2019 (File No. 001-33664)).

10.150
Letter Agreement, dated as of December 23, 2016, between Charter Communications, Inc. and Advance/Newhouse Partnership (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on December 28, 2016 (File No. 001-33664)).

10.151
Amendment to Letter Agreement, dated as of December 21, 2017, between Charter Communications, Inc. and Advance/Newhouse Partnership (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on December 22, 2017 (File No. 001-33664)).

10.152*	Amendment to the Charter Communications, Inc. 2019 Stock Incentive Plan, dated as of January 28, 2020.
21.1*	Subsidiaries of Charter Communications, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101
The following financial information from Charter Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on January 31, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Shareholders' Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover page, formatted in iXBRL and contained in Exhibit 101.
_____________
*    Filed herewith
+    Management compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Charter Communications, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Charter Communications, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 23 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standard Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of capitalization of installation direct labor and overhead costs

As discussed in Note 2 to the consolidated financial statements, the Company capitalizes direct labor and overhead costs using standards developed from actual costs and applicable operational data associated with certain activities. The Company calculates the standards annually (or more frequently when circumstances dictate) for items such as direct labor and overhead and the estimate of the average amount of time required to perform a capitalizable activity. For the year ended December 31, 2019, the Company capitalized $1.6 billion of direct labor and overhead costs, which included costs relating to installation activities.

We identified the evaluation of capitalization of installation direct labor and overhead costs as a critical audit matter. Evaluating the Company’s determination of the relevant installation activities and the extent to which costs incurred are capitalized required complex and subjective auditor judgment. Specifically, the complexity relates to the evaluation of the methodology, including the development and accumulation of data within the methodology, used by the Company to estimate the installation direct labor and overhead standards. The subjectivity relates to estimating the average length of time to complete specific installation activities.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company's capitalization of installation direct labor and overhead costs process. The controls tested related to the development and accumulation of data used within the methodology to estimate installation direct labor and overhead cost, and the estimation of the average amount of time required to perform a capitalizable activity. We assessed the methodology, including the development and accumulation of data used within the methodology for the inclusion of certain costs in the installation direct labor and overhead standards. We selected a sample of the data used to develop the installation direct labor standard and overhead standard to test the key data attributes used in the estimates by comparing such data to contracts with third parties and internal documentation of wages and costs. We selected a sample to test the average length of time to complete specific installation activities by (1) evaluating underlying key attributes of the data through inquiry of personnel who supervise installation activities and (2) assessing the time required to complete certain activities through observation of personnel who perform installation activities.

(signed) KPMG LLP

We have served as the Company’s auditor since 2002.

St. Louis, Missouri
January 30, 2020

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,483	$551
Accounts receivable, less allowance for doubtful accounts of $151 and $129, respectively	2,227	1,733
Prepaid expenses and other current assets	761	446
Total current assets	6,471	2,730

RESTRICTED CASH	66	214

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $27,656 and $23,075, respectively	34,591	35,126
Customer relationships, net	7,453	9,565
Franchises	67,322	67,319
Goodwill	29,554	29,554
Total investment in cable properties, net	138,920	141,564

OPERATING LEASE RIGHT-OF-USE ASSETS	1,092	—
OTHER NONCURRENT ASSETS	1,639	1,622

Total assets	$148,188	$146,130

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,671	$8,805
Operating lease liabilities	214	—
Current portion of long-term debt	3,500	3,290
Total current liabilities	12,385	12,095

LONG-TERM DEBT	75,578	69,537
DEFERRED INCOME TAXES	17,711	17,389
LONG-TERM OPERATING LEASE LIABILITIES	979	—
OTHER LONG-TERM LIABILITIES	2,724	2,837

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
209,975,963 and 225,353,807 shares issued and outstanding, respectively	—	—
Class B common stock; $.001 par value; 1,000 shares authorized;
1 share issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	31,405	33,507
Retained earnings	40	2,780
Accumulated other comprehensive loss	—	(2)
Total Charter shareholders’ equity	31,445	36,285
Noncontrolling interests	7,366	7,987
Total shareholders’ equity	38,811	44,272

Total liabilities and shareholders’ equity	$148,188	$146,130

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)

	Year Ended December 31,
	2019	2018	2017
REVENUES	$45,764	$43,634	$41,581

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	29,224	27,860	26,541
Depreciation and amortization	9,926	10,318	10,588
Other operating expenses, net	103	235	346
	39,253	38,413	37,475
Income from operations	6,511	5,221	4,106

OTHER INCOME (EXPENSES):
Interest expense, net	(3,797)	(3,540)	(3,090)
Loss on extinguishment of debt	(25)	—	(40)
Gain (loss) on financial instruments, net	(54)	(110)	69
Other pension benefits (costs), net	(69)	192	1
Other expense, net	(135)	(77)	(18)
	(4,080)	(3,535)	(3,078)

Income before income taxes	2,431	1,686	1,028
Income tax benefit (expense)	(439)	(180)	9,087
Consolidated net income	1,992	1,506	10,115
Less: Net income attributable to noncontrolling interests	(324)	(276)	(220)
Net income attributable to Charter shareholders	$1,668	$1,230	$9,895

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$7.60	$5.29	$38.55
Diluted	$7.45	$5.22	$34.09

Weighted average common shares outstanding, basic	219,506,735	232,356,665	256,720,715
Weighted average common shares outstanding, diluted	223,786,380	235,525,226	296,703,956

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in millions)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Charter Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity
BALANCE, December 31, 2016	$—	$—	$39,413	$733	$(7)	$40,139	$10,227	$50,366
Consolidated net income	—	—	—	9,895	—	9,895	220	10,115
Stock compensation expense	—	—	261	—	—	261	—	261
Accelerated vesting of equity awards	—	—	49	—	—	49	—	49
Exercise of stock options	—	—	116	—	—	116	—	116
Changes in accumulated other comprehensive loss, net	—	—	—	—	6	6	—	6
Cumulative effect of accounting change	—	—	9	131	—	140	—	140
Purchases and retirement of treasury stock	—	—	(4,788)	(6,927)	—	(11,715)	—	(11,715)
Purchase of noncontrolling interest, net of tax	—	—	(295)	—	—	(295)	(1,187)	(1,482)
Exchange of Charter Holdings units held by A/N, net of tax and TRA effects	—	—	265	—	—	265	(298)	(33)
Change in noncontrolling interest ownership, net of tax	—	—	223	—	—	223	(362)	(139)
Distributions to noncontrolling interest	—	—	—	—	—	—	(153)	(153)
BALANCE, December 31, 2017	—	—	35,253	3,832	(1)	39,084	8,447	47,531
Consolidated net income	—	—	—	1,230	—	1,230	276	1,506
Stock compensation expense	—	—	285	—	—	285	—	285
Accelerated vesting of equity awards	—	—	5	—	—	5	—	5
Exercise of stock options	—	—	69	—	—	69	—	69
Changes in accumulated other comprehensive loss, net	—	—	—	—	(1)	(1)	—	(1)
Cumulative effect of accounting changes	—	—	—	62	—	62	7	69
Purchases and retirement of treasury stock	—	—	(2,055)	(2,344)	—	(4,399)	—	(4,399)
Purchase of noncontrolling interest, net of tax	—	—	(104)	—	—	(104)	(518)	(622)
Change in noncontrolling interest ownership, net of tax	—	—	54	—	—	54	(72)	(18)
Distributions to noncontrolling interest	—	—	—	—	—	—	(153)	(153)
BALANCE, December 31, 2018	$—	$—	$33,507	$2,780	$(2)	$36,285	$7,987	$44,272
Consolidated net income	—	—	—	1,668	—	1,668	324	1,992
Stock compensation expense	—	—	315	—	—	315	—	315
Exercise of stock options	—	—	118	—	—	118	—	118
Changes in accumulated other comprehensive loss, net	—	—	—	—	2	2	—	2
Purchases and retirement of treasury stock	—	—	(2,465)	(4,408)	—	(6,873)	—	(6,873)
Purchase of noncontrolling interest, net of tax	—	—	(240)	—	—	(240)	(565)	(805)
Change in noncontrolling interest ownership, net of tax	—	—	170	—	—	170	(226)	(56)
Distributions to noncontrolling interest	—	—	—	—	—	—	(154)	(154)
BALANCE, December 31, 2019	$—	$—	$31,405	$40	$—	$31,445	$7,366	$38,811

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1,992	$1,506	$10,115
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	9,926	10,318	10,588
Stock compensation expense	315	285	261
Accelerated vesting of equity awards	—	5	49
Noncash interest income, net	(106)	(307)	(370)
Other pension (benefits) costs, net	69	(192)	(1)
Loss on extinguishment of debt	25	—	40
(Gain) loss on financial instruments, net	54	110	(69)
Deferred income taxes	320	110	(9,116)
Other, net	158	175	16
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(505)	(98)	(84)
Prepaid expenses and other assets	(397)	(270)	76
Accounts payable, accrued liabilities and other	(103)	125	449
Net cash flows from operating activities	11,748	11,767	11,954
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,195)	(9,125)	(8,681)
Change in accrued expenses related to capital expenditures	55	(470)	820
Real estate investments through variable interest entities	(148)	(21)	(105)
Other, net	(43)	(120)	(132)
Net cash flows from investing activities	(7,331)	(9,736)	(8,098)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	19,685	13,820	25,276
Repayments of long-term debt	(13,309)	(10,769)	(16,507)
Payments for debt issuance costs	(103)	(29)	(111)
Purchase of treasury stock	(6,873)	(4,399)	(11,715)
Proceeds from exercise of stock options	118	69	116
Purchase of noncontrolling interest	(885)	(656)	(1,665)
Distributions to noncontrolling interest	(154)	(153)	(153)
Borrowings for real estate investments through variable interest entities	—	342	—
Distributions to variable interest entities noncontrolling interest	—	(107)	—
Other, net	(112)	(5)	(11)
Net cash flows from financing activities	(1,633)	(1,887)	(4,770)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,784	144	(914)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	765	621	1,535
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$3,549	$765	$621

CASH PAID FOR INTEREST	$3,963	$3,865	$3,421
CASH PAID FOR TAXES	$71	$45	$41

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

1.    Organization and Basis of Presentation

Organization

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter,” or the “Company”) is the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to residential and small and medium business customers. The Company also offers mobile service to residential customers and recently launched mobile service to small and medium business customers. In addition, the Company sells video and online advertising inventory to local, regional and national advertising customers and tailored communications and managed solutions to larger enterprise customers. The Company also owns and operates regional sports networks and local sports, news and community channels.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs, impairments of franchises and goodwill, pension benefits and income taxes. Actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform with the 2019 presentation.

2.    Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Charter and all entities in which Charter has a controlling interest, including variable interest entities ("VIEs") where Charter is the primary beneficiary. The Company consolidates based upon evaluation of the Company’s power, through voting rights or similar rights, to direct the activities of another entity that most significantly impact the entity’s economic performance; its obligation to absorb the expected losses of the entity; and its right to receive the expected residual returns of the entity. Charter controls and consolidates Charter Holdings. The noncontrolling interest on the Company’s balance sheet primarily represents Advance/Newhouse Partnership's (“A/N”) minority equity interests in Charter Holdings. See Note 11. All significant intercompany accounts and transactions among consolidated entities have been eliminated in consolidation.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost, including all material, labor and certain indirect costs associated with the construction of cable transmission and distribution facilities. While the Company’s capitalization is based on specific activities, once capitalized, costs are tracked on a composite basis by fixed asset category at the cable system level and not on a specific asset basis. For assets that are sold or retired, the estimated historical cost and related accumulated depreciation is removed. Costs associated with the placement of the customer drop to the dwelling and the placement of outlets within a dwelling along with the costs associated with the deployment of new customer premise equipment necessary to provide video, Internet or voice services are capitalized.  Costs capitalized include materials, direct labor and overhead costs.  The Company capitalizes direct labor and overhead using standards developed from actual costs and applicable operational data. The Company calculates standards annually (or more frequently if circumstances dictate) for items such as the labor rates, overhead rates, and the actual amount of time required to perform a capitalizable activity. Overhead costs are associated with the activities of the Company’s personnel who assist in installation activities and consist of compensation and other indirect costs associated with these support functions. Indirect costs primarily include employee benefits and payroll taxes, and vehicle and occupancy costs. The costs of disconnecting service and removing customer premise equipment from a dwelling and the costs to reconnect a customer drop or to redeploy previously installed customer premise equipment are charged to operating expense as incurred.  Costs for repairs and maintenance are charged to operating expense as incurred, while plant and equipment replacement, including replacement of certain components, betterments, including replacement of cable drops and outlets, are capitalized.

Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	8-20 years
Customer premise equipment and installations	3-8 years
Vehicles and equipment	6-21 years
Buildings and improvements	10-40 years
Furniture, fixtures and equipment	2-10 years

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

Valuation of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets (e.g., property, plant and equipment and finite-lived intangible assets) to be held and used when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life assets, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of current or expected future operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability. No impairments of long-lived assets held for use were recorded in 2019, 2018 and 2017. For non-strategic long-lived assets held for sale and ultimately sold, the Company recorded impairments of approximately $41 million and $75 million during the years ended December 31, 2019 and 2018, respectively, to other operating expenses, net.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

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

Lease assets and lease liabilities are initially recognized based on the present value of the future lease payments over the expected lease term. As for most leases the implicit rate is not readily determinable, the Company uses a discount rate in determining the present value of future payments based on the yield-to-maturity of the Company’s secured publicly traded United States dollars denominated debt instruments interpolating the duration of the debt to the term of the executed lease.

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

Other Noncurrent Assets

Other noncurrent assets primarily include investments, trademarks, customer contract costs and other intangible assets. The Company accounts for its investments in less than majority owned investees under either the equity method or as equity securities. The Company applies the equity method to investments when it has the ability to exercise significant influence over the operating and financial policies of the investee. The Company’s share of the investee’s earnings (losses) is included in other expense, net in the consolidated statements of operations. The Company monitors its investments for indicators that a decrease in investment value has occurred that is other than temporary. If it has been determined that an investment has sustained an other than temporary decline in value, the investment is written down to fair value with a charge to earnings. Investments acquired are measured at fair value utilizing the acquisition method of accounting. The difference between the fair value and the amount of underlying equity in net assets for most equity method investments is due to previously unrecognized intangible assets at the investee. These amounts are amortized as a component of equity earnings (losses), recorded within other expense, net over the estimated useful life of the asset. Trademarks have been determined to have an indefinite life and are tested annually for impairment. Customer contract costs are deferred in other noncurrent assets for upfront costs incurred to obtain a customer contract and upfront costs to fulfill a customer contract, as further discussed below under the Customer Contract Costs accounting policy.

Revenue Recognition

Nature of Services

Residential Services

Residential customers are offered video, Internet, and voice services primarily on a subscription basis. Residential customers may generally cancel their subscriptions at the end of their monthly service period without penalty. Each subscription service provided

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

is accounted for as a distinct performance obligation and revenue is recognized ratably over the monthly service period as the subscription services are delivered. Each optional service purchased is generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

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

Small and Medium Business

Small and medium business customers are offered video, Internet and voice services similar to those provided to residential customers. Small and medium business customers may generally cancel their subscriptions at the end of their monthly service period without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized ratably over the monthly service period as the subscription services are delivered.

Enterprise

Services to enterprise clients include more tailored communications products and managed service solutions to larger businesses, as well as high-capacity last-mile data connectivity services to mobile and wireline carriers on a wholesale basis. Services are primarily offered on a subscription basis with a contractually specified and non-cancelable service period. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized ratably over the contract period as the subscription services are delivered. Enterprise subscription services are billed as monthly recurring charges to customers and related installation services, if applicable, are billed upon completion of the customer installation. Installation services are not accounted for as distinct performance obligations, but rather a component of the connectivity services, and therefore upfront installation fees are deferred and recognized as revenue over the related contract period.

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

Mobile

We also offer mobile service to residential customers and recently launched mobile service to small and medium business customers. Mobile services are sold under an unlimited data plan or a by-the-gig data usage plan and revenue is recognized ratably over the monthly service period as the services are delivered. Customers can purchase mobile equipment, including devices and accessory products, and have the option to pay for devices under interest-free monthly installment plans. The sale of equipment is a separate

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

performance obligation. Revenue is recognized from the sale of equipment upon delivery and acceptance by the customer, as this is when control passes to the customer.

The Company’s revenues by product line are as follows:

	Year Ended December 31,
	2019	2018	2017
Video	$17,607	$17,348	$16,621
Internet	16,667	15,181	14,101
Voice	1,920	2,114	2,542
Residential revenue	36,194	34,643	33,264

Small and medium business	3,868	3,665	3,547
Enterprise	2,556	2,528	2,373
Commercial revenue	6,424	6,193	5,920

Advertising sales	1,568	1,785	1,510
Mobile	726	106	—
Other	852	907	887
	$45,764	$43,634	$41,581

Fees imposed on the Company by various governmental authorities are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. Fees of $1.1 billion, $1.0 billion and $961 million for the years ended December 31, 2019, 2018 and 2017, respectively, are reported in video, voice, mobile and commercial revenues, on a gross basis with a corresponding operating expense because the Company is acting as a principal. Certain taxes, such as sales taxes imposed on the Company’s customers, collected and remitted to state and local authorities, are recorded on a net basis because the Company is acting as an agent in such situations.

A significant portion of our revenue is derived from customers who may generally cancel their monthly subscriptions at any time without penalty. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of the future revenue to be recognized from our existing customer base. Revenue from customers with a contractually specified term and non-cancelable service period will be recognized over the term of such contracts, which is generally two to seven years for our enterprise contracts with a weighted average term of approximately three years.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

consideration of both quantitative and qualitative factors including average installation fee, average revenue per customer, and customer behavior, among others.

Deferred Revenue Contract Liabilities

Timing of revenue recognition may differ from the timing of invoicing to customers. Residential, small and medium business, and enterprise customers are invoiced for subscription services in advance of the service period. Deferred revenue liabilities, or contract liabilities, are recorded when the Company collects payments in advance of performing the services. Deferred revenue liabilities, or contract liabilities, are also recorded when the Company invoices customers upfront for installation services that are recognized as revenue over time. Residential and small and medium business installation revenues are deferred over the period the fee remains material to the customer. Enterprise installation revenues are deferred using a portfolio approach over the average contract life of each enterprise service category. As of December 31, 2019 and 2018, current deferred revenue liabilities consisting of customer prepayments of $366 million and $410 million, respectively, and upfront installation fees of $94 million and $84 million, respectively, were included in accounts payable and accrued liabilities. As of December 31, 2019 and 2018, long-term deferred revenue liabilities consisting of enterprise upfront installation fees of $34 million were included in other long-term liabilities.

Customer Contract Costs

The Company recognizes an asset for incremental costs of obtaining a contract with a customer if the amortization period of those costs is expected to be longer than one year and the costs are expected to be recovered. Enterprise sales commission costs meet the requirements to be deferred and, as a result, are recognized using a portfolio approach over a commission expense weighted-average enterprise contract period. Deferred enterprise commission costs are included in other noncurrent assets in the consolidated balance sheet and totaled $143 million and $142 million as of December 31, 2019 and 2018, respectively. As the amortization period of residential and small and medium business commissions costs is less than one year, the Company applies the practical expedient that allows such costs to be expensed as incurred. The Company has determined that the amortization period associated with residential and small and medium business commission costs is less than one year based on qualitative and quantitative factors.

The Company recognizes an asset for costs incurred to fulfill a contract when those costs are directly related to services provided under the contract, generate or enhance resources of the entity that will be used in performing service obligations under the contract, and are expected to be recovered. Right-of-entry costs represent upfront costs incurred related to agreements entered into with multiple dwelling units (“MDUs”) including landlords, real estate companies or owners to gain access to a building in order to market and service customers who reside in the building. Right-of-entry costs meet the requirements to be deferred and, as a result, are recognized over the term of the contracts. Deferred right-of-entry costs are included in other noncurrent assets in the consolidated balance sheet and totaled $284 million and $273 million as of December 31, 2019 and 2018, respectively. Amortization expense of $67 million and $62 million was included in regulatory, connectivity and produced content within operating costs and expenses in the consolidated statements of operations for the year ended December 31, 2019 and 2018, respectively. Residential and small and medium business installation costs not capitalized into property, plant and equipment are expensed as incurred under cable industry-specific guidance.

Programming Costs

The Company has various contracts to obtain video programming from vendors whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers. Certain programming contracts contain cash and non-cash consideration from the programmers. If consideration received does not relate to a separate product or service, the Company recognizes the consideration on a straight-line basis over the life of the programming agreement as a reduction of programming expense. Programming costs included in the statements of operations were $11.3 billion, $11.1 billion and $10.6 billion for the years ended December 31, 2019, 2018 and 2017, respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

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

Stock-Based Compensation

Restricted stock, restricted stock units, stock options as well as equity awards with market conditions are measured at the grant date fair value and amortized to stock compensation expense over the requisite service period. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model and the fair value of equity awards with market conditions is estimated on the date of grant using Monte Carlo simulations. The grant date weighted average assumptions used during the years ended December 31, 2019, 2018 and 2017, respectively, were: risk-free interest rate of 2.5%, 2.4% and 1.8%; expected volatility of 27%, 25% and 25%; and expected lives of 4.9 years, 5.1 years and 4.6 years. The Company’s volatility assumptions represent management’s best estimate and were based on historical volatility. Expected lives were estimated using historical exercise data.  The valuations assume no dividends are paid. The Company has elected an accounting policy to assume zero forfeitures for stock awards grants and account for forfeitures when they occur.

Defined Benefit Pension Plans

The Company sponsors three qualified defined benefit pension plans and one nonqualified defined benefit pension plan that provide pension benefits to a majority of employees who were employed by Time Warner Cable Inc. ("TWC") before the merger with TWC. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. Actuarial gains or losses are changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. The Company has elected to follow a mark-to-market pension accounting policy for recording the actuarial gains or losses annually during the fourth quarter, or earlier if a remeasurement event occurs during an interim period.

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
DECEMBER 31, 2019, 2018 AND 2017
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

3.    Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of period	$129	$113	$124
Charged to expense	659	570	469
Uncollected balances written off, net of recoveries	(637)	(554)	(480)
Balance, end of period	$151	$129	$113

4.    Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Cable distribution systems	$31,542	$29,249
Customer premise equipment and installations	17,492	17,241
Vehicles and equipment	1,879	1,724
Buildings and improvements	4,843	4,360
Furniture, fixtures and equipment	6,491	5,627
	62,247	58,201
Less: accumulated depreciation	(27,656)	(23,075)
	$34,591	$35,126

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $7.8 billion, $7.9 billion, and $7.8 billion, respectively.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

to the Company's cash flows. The Company reassesses this determination periodically or whenever events or substantive changes in circumstances occur.

All franchises are tested for impairment annually or more frequently as warranted by events or changes in circumstances. Franchise assets are aggregated into essentially inseparable units of accounting to conduct valuations. The units of accounting generally represent geographical clustering of the Company's cable systems into groups. The Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite lived intangible asset has been impaired. If, after this optional qualitative assessment, the Company determines that it is not more likely than not that an indefinite lived intangible asset has been impaired, then no further quantitative testing is necessary. In completing the qualitative impairment testing, the Company evaluates a multitude of factors that affect the fair value of our franchise assets. Examples of such factors include environmental and competitive changes within our operating footprint, actual and projected operating performance, the consistency of our operating margins, equity and debt market trends, including changes in our market capitalization, and changes in our regulatory and political landscape, among other factors. The Company performed a qualitative assessment in 2019, which also included consideration of a fair value appraisal performed for tax purposes in the beginning of 2019 as of a December 31, 2018 valuation date (the "Appraisal"). After consideration of the qualitative factors in 2019, including the results of the Appraisal, the Company concluded that it is more likely than not that the fair value of the franchise assets in each unit of accounting exceeds the carrying value of such assets and therefore did not perform a quantitative analysis at the assessment date. Periodically, the Company will elect to perform a quantitative analysis for impairment testing. If the Company elects or is required to perform a quantitative analysis to test its franchise assets for impairment, the methodology described below is utilized.

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

This approach makes use of unobservable factors such as projected revenues, expenses, capital expenditures, customer trends, and a discount rate applied to the estimated cash flows. The determination of the franchise discount rate is derived from the Company’s weighted average cost of capital, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. The Company estimates discounted future cash flows using reasonable and appropriate assumptions including among others, penetration rates; revenue growth rates; operating margins; and capital expenditures. The assumptions are based on the Company’s and its peers’ historical operating performance adjusted for current and expected competitive and economic factors surrounding the cable industry. The estimates and assumptions made in the Company’s valuations are inherently subject to significant uncertainties, many of which are beyond its control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures, actual customer trends and the discount rate utilized.

The Company has determined that it has one reporting unit for purposes of the assessment of goodwill impairment. The fair value of the reporting unit is determined using both an income approach and market approach. The Company’s income approach model used for its reporting unit valuation is consistent with that used for its franchise valuation noted above except that cash flows from the entire business enterprise are used for the reporting unit valuation. The Company’s market approach model estimates the fair value of the reporting unit based on market prices in actual precedent transactions of similar businesses and market valuations of guideline public companies. Goodwill is tested for impairment as of November 30 of each year, or more frequently as warranted by events or changes in circumstances. Accounting guidance also permits an optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. If, after this qualitative assessment, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then no further quantitative testing would be necessary. A quantitative assessment is performed if the qualitative assessment results in a more likely than not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value.  As with the Company’s franchise impairment testing, in 2019 the Company elected to perform a qualitative goodwill impairment assessment, which incorporated the results of the Appraisal and consideration of the same qualitative factors relevant to the Company's franchise impairment testing. As a result of that assessment, the Company concluded that goodwill is not impaired.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

Customer relationships are recorded at fair value as of the date acquired less accumulated amortization. Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers, and are calculated by projecting the discrete future after-tax cash flows from these customers, including the right to deploy and market additional services to these customers. The present value of these after-tax cash flows yields the fair value of the customer relationships. The use of different valuation assumptions or definitions of franchises or customer relationships, such as our inclusion of the value of selling additional services to our current customers within customer relationships versus franchises, could significantly impact our valuations and any resulting impairment. Customer relationships are amortized on an accelerated sum of years’ digits method over useful lives of 8-15 years based on the period over which current customers are expected to generate cash flows. The Company periodically evaluates the remaining useful lives of its customer relationships to determine whether events or circumstances warrant revision to the remaining periods of amortization. Customer relationships are evaluated for impairment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable. Customer relationships are deemed impaired when the carrying value exceeds the projected undiscounted future cash flows associated with the customer relationships. No impairment of customer relationships was recorded in the years ended December 31, 2019, 2018 or 2017.

The fair value of trademarks is determined using the relief-from-royalty method, a variation of the income approach, which applies a fair royalty rate to estimated revenue derived under the Company’s trademarks. The fair value of the intangible is estimated to be the present value of the royalty saved because the Company owns the trademarks. Royalty rates are estimated based on a review of market royalty rates in the communications and entertainment industries. As the Company expects to continue to use each trademark indefinitely, trademarks have been assigned an indefinite life and are tested annually for impairment using either a qualitative analysis or quantitative analysis as elected by management. As with the Company’s franchise impairment testing, in 2019 the Company elected to perform a qualitative trademark impairment assessment and concluded that trademarks are not impaired.

As of December 31, 2019 and 2018, indefinite-lived and finite-lived intangible assets are presented in the following table:

	December 31,
	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises	$67,322	$—	$67,322	$67,319	$—	$67,319
Goodwill	29,554	—	29,554	29,554	—	29,554
Trademarks	159	—	159	159	—	159
	$97,035	$—	$97,035	$97,032	$—	$97,032

Finite-lived intangible assets:
Customer relationships	$18,230	$(10,777)	$7,453	$18,229	$(8,664)	$9,565
Other intangible assets	405	(122)	283	409	(92)	317
	$18,635	$(10,899)	$7,736	$18,638	$(8,756)	$9,882

Amortization expense related to customer relationships and other intangible assets for the years ended December 31, 2019, 2018 and 2017 was $2.2 billion, $2.4 billion and $2.7 billion, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

2020	$1,874
2021	1,599
2022	1,329
2023	1,072
2024	821
Thereafter	1,041
$7,736

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments, adoption of new accounting standards and other relevant factors.

6.    Investments

Investments consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Equity-method investments	$309	$454
Other investments	21	22
Total investments	$330	$476

The Company’s equity-method investments consist of investments in companies that develop sports programming services, develop applications to improve the security, control and privacy of connected devices in homes and businesses for broadband network operators, distribute multi-video programs to national advertisers, provide programming on a video on demand, pay-per-view and subscription basis and develop and deploy cloud-based software video user interfaces.

The Company's equity-method investments balances reflected in the table above includes differences between the acquisition date fair value of certain investments acquired and the underlying equity in the net assets of the investee, referred to as a basis difference. This basis difference is amortized as a component of equity earnings. The remaining unamortized basis difference was $203 million and $396 million as of December 31, 2019 and 2018, respectively.

The Company applies the equity method of accounting to these and other less significant equity-method investments, all of which are recorded in other noncurrent assets in the consolidated balance sheets as of December 31, 2019 and 2018. For the years ended December 31, 2019, 2018 and 2017, net losses from equity-method investments were $137 million, $77 million and $18 million, respectively, which were recorded in other expense, net in the consolidated statements of operations. Net losses from equity-method investments for the years ended December 31, 2019 and 2018 included impairments on equity investments of approximately $121 million and $58 million, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

Real Estate Investments through Variable Interest Entities

In July 2018, the Company's build-to-suit lease arrangement with a single-asset special purpose entity ("SPE") to build a new Charter headquarters in Stamford, Connecticut obtained all approvals and was made effective. The SPE obtained a first-lien mortgage note to finance the construction with fixed monthly payments through July 15, 2035 with a 5.612% coupon interest rate. All payments of the mortgage note are guaranteed by Charter. The initial term of the lease is 15 years commencing August 1, 2020, with no termination options. At the end of the lease term there is a mirrored put option for the SPE to sell the property to Charter and call option for Charter to purchase the property for a fixed purchase price. As the Company has determined the SPE is a VIE of which it became the primary beneficiary upon the effectiveness of the arrangement, the Company has consolidated the assets and liabilities of the SPE in its consolidated balance sheet as of December 31, 2019 and 2018 as follows.

	December 31,
	2019	2018
Assets
Current assets	$—	$2
Restricted cash	$66	$214
Property, plant and equipment	$295	$130
Liabilities
Current liabilities	$11	$—
Other long-term liabilities	$350	$346

Property, plant and equipment includes land, a parking garage and building construction costs, including the capitalization of qualifying interest. As of December 31, 2019 and 2018, other long-term liabilities include $339 million and $342 million, respectively, in VIE's mortgage note liability and $11 million and $4 million, respectively, in liability-classified noncontrolling interest recorded at amortized cost with accretion towards settlement of the put/call option in the lease.

The consolidated statement of cash flows for the year ended December 31, 2019 includes a decrease to restricted cash of $148 million primarily related to building construction costs. The consolidated statement of cash flows for the year ended December 31, 2018 includes an increase to restricted cash of $214 million as a result of activity in the VIE including borrowings of $342 million by the VIE on the mortgage note liability offset by distributions by the VIE to the noncontrolling interest of $107 million for the contributed land and parking garage and $21 million incurred by the VIE for building construction costs.

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
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

7.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Accounts payable – trade	$786	$758
Deferred revenue	460	494
Accrued liabilities:
Programming costs	2,042	2,044
Labor	1,028	1,052
Capital expenditures	1,441	1,472
Interest	1,052	1,045
Taxes and regulatory fees	537	526
Property and casualty	458	424
Other	867	990
	$8,671	$8,805

8.    Leases

The components of lease related expenses, net are as follows.

Year Ended December 31, 2019
Operating lease expense (a)	$428

Finance lease expense:
Amortization of right-of-use assets	12
Interest on lease liabilities	5
Total finance lease expense	17

Sublease income	(27)
Total lease related expenses, net	$418

(a)	Includes short-term leases and variable leases costs of $130 million for the year ended December 31, 2019.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

Supplemental cash flow information related to leases is as follows.

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$288
Operating cash flows from finance leases	$4
Financing cash flows from finance leases	$6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$257
Finance leases	$35

Supplemental balance sheet information related to leases is as follows.

December 31, 2019
Operating leases:
Operating lease right-of-use assets	$1,092

Current operating lease liabilities	$214
Long-term operating lease liabilities	979
Total operating lease liabilities	$1,193

Finance leases:
Finance lease right-of-use assets (included within property, plant and equipment, net)	$172

Current finance lease liabilities (included within accounts payable and accrued liabilities)	$4
Long-term finance lease liabilities (included within other long-term liabilities)	58
Total finance lease liabilities	$62

Weighted average remaining lease term
Operating leases	6.6 years
Finance leases	16.6 years

Weighted average discount rate
Operating leases	4.4%
Finance leases	5.7%

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

Maturities of lease liabilities are as follows.

	Operating leases	Finance leases
2020	$265	$7
2021	259	6
2022	221	6
2023	193	6
2024	155	6
Thereafter	406	64
Undiscounted lease cash flow commitments	1,499	95
Reconciling impact from discounting	(306)	(33)
Lease liabilities on consolidated balance sheet as of December 31, 2019	$1,193	$62

The following table presents the Company’s unadjusted lease commitments as of December 31, 2018 as a required disclosure for companies adopting the lease standard prospectively without revising comparative period information.

	Operating leases	Capital leases
2019	$286	$10
2020	254	9
2021	207	9
2022	170	9
2023	143	10
Thereafter	440	64
	$1,500	$111

9.    Long-Term Debt

Long-term debt consists of the following as of December 31, 2019 and 2018:

	December 31,
	2019		2018
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
5.250% senior notes due March 15, 2021	$—	$—	$500	$498
5.250% senior notes due September 30, 2022	1,250	1,241	1,250	1,238
5.125% senior notes due February 15, 2023	1,000	995	1,000	994
4.000% senior notes due March 1, 2023	500	497	500	496
5.125% senior notes due May 1, 2023	1,150	1,145	1,150	1,144
5.750% senior notes due September 1, 2023	500	497	500	497
5.750% senior notes due January 15, 2024	150	149	1,000	993
5.875% senior notes due April 1, 2024	1,700	1,690	1,700	1,688
5.375% senior notes due May 1, 2025	750	746	750	745
5.750% senior notes due February 15, 2026	2,500	2,471	2,500	2,467
5.500% senior notes due May 1, 2026	1,500	1,491	1,500	1,490
5.875% senior notes due May 1, 2027	800	796	800	795
5.125% senior notes due May 1, 2027	3,250	3,222	3,250	3,219

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

5.000% senior notes due February 1, 2028	2,500	2,469	2,500	2,466
5.375% senior notes due June 1, 2029	1,500	1,501	—	—
4.750% senior notes due March 1, 2030	3,050	3,041	—	—
Charter Communications Operating, LLC:
3.579% senior notes due July 23, 2020	2,000	1,997	2,000	1,992
4.464% senior notes due July 23, 2022	3,000	2,987	3,000	2,982
Senior floating rate notes due February 1, 2024	900	902	900	903
4.500% senior notes due February 1, 2024	1,100	1,093	1,100	1,091
4.908% senior notes due July 23, 2025	4,500	4,471	4,500	4,466
3.750% senior notes due February 15, 2028	1,000	987	1,000	986
4.200% senior notes due March 15, 2028	1,250	1,240	1,250	1,240
5.050% senior notes due March 30, 2029	1,250	1,241	—	—
6.384% senior notes due October 23, 2035	2,000	1,982	2,000	1,982
5.375% senior notes due April 1, 2038	800	786	800	785
6.484% senior notes due October 23, 2045	3,500	3,467	3,500	3,467
5.375% senior notes due May 1, 2047	2,500	2,506	2,500	2,506
5.750% senior notes due April 1, 2048	2,450	2,391	1,700	1,683
5.125% senior notes due July 1, 2049	1,250	1,240	—	—
4.800% senior notes due March 1, 2050	2,800	2,798	—	—
6.834% senior notes due October 23, 2055	500	495	500	495
Credit facilities	10,427	10,345	10,038	9,959
Time Warner Cable, LLC:
8.750% senior notes due February 14, 2019	—	—	1,250	1,260
8.250% senior notes due April 1, 2019	—	—	2,000	2,030
5.000% senior notes due February 1, 2020	1,500	1,503	1,500	1,541
4.125% senior notes due February 15, 2021	700	711	700	721
4.000% senior notes due September 1, 2021	1,000	1,021	1,000	1,033
5.750% sterling senior notes due June 2, 2031 (a)	828	886	796	855
6.550% senior debentures due May 1, 2037	1,500	1,675	1,500	1,680
7.300% senior debentures due July 1, 2038	1,500	1,772	1,500	1,780
6.750% senior debentures due June 15, 2039	1,500	1,713	1,500	1,719
5.875% senior debentures due November 15, 2040	1,200	1,255	1,200	1,256
5.500% senior debentures due September 1, 2041	1,250	1,258	1,250	1,258
5.250% sterling senior notes due July 15, 2042 (b)	861	831	827	798
4.500% senior debentures due September 15, 2042	1,250	1,142	1,250	1,140
Time Warner Cable Enterprises LLC:
8.375% senior debentures due March 15, 2023	1,000	1,148	1,000	1,191
8.375% senior debentures due July 15, 2033	1,000	1,284	1,000	1,298
Total debt	78,416	79,078	71,961	72,827
Less current portion:
8.750% senior notes due February 14, 2019	—	—	(1,250)	(1,260)
8.250% senior notes due April 1, 2019	—	—	(2,000)	(2,030)
5.000% senior notes due February 1, 2020	(1,500)	(1,503)	—	—
3.579% senior notes due July 23, 2020	(2,000)	(1,997)	—	—
Long-term debt	$74,916	$75,578	$68,711	$69,537

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

(a)	Principal amount includes £625 million valued at $828 million and $796 million as of December 31, 2019 and 2018, respectively, using the exchange rate at that date.

(b)	Principal amount includes £650 million valued at $861 million and $827 million as of December 31, 2019 and 2018, respectively, using the exchange rate at that date.

The accreted values presented in the table above represent the principal amount of the debt adjusted for original issue discount or premium at the time of sale, deferred financing costs, and, in regards to the debt assumed in acquisitions, fair value premium adjustments as a result of applying acquisition accounting plus the accretion of those amounts to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. In regards to the fixed-rate British pound sterling denominated notes (the “Sterling Notes”), the principal amount of the debt and any premium or discount is remeasured into US dollars as of each balance sheet date. See Note 12. The Company has availability under the Charter Operating credit facilities of approximately $4.7 billion as of December 31, 2019.

In 2019, CCO Holdings and CCO Holdings Capital Corp. jointly issued $4.55 billion aggregate principal amount of senior unsecured notes at varying rates, prices and maturity dates, and Charter Operating and Charter Communications Operating Capital Corp. jointly issued $6.05 billion aggregate principal amount of senior secured notes at varying rates, prices and maturity dates. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including funding buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness.

During the years ended December 31, 2019 and 2017, the Company repurchased $1.35 billion and $2.8 billion, respectively, of various series of senior notes. Loss on extinguishment of debt consisted of the following for the years ended December 31, 2019 and 2017.

	Year Ended December 31,
	2019	2017
CCO Holdings notes redemption	$(22)	$(33)
Time Warner Cable, LLC notes redemption	—	(1)
Charter Operating credit facility refinancing	(3)	(6)
	$(25)	$(40)

CCO Holdings Notes

The CCO Holdings notes are senior debt obligations of CCO Holdings and CCO Holdings Capital and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital.  They are structurally subordinated to all obligations of subsidiaries of CCO Holdings.

CCO Holdings may redeem some or all of the CCO Holdings notes at any time at a premium.  The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, if any, on or after varying dates in 2020 through 2027.

In addition, at any time prior to varying dates in 2020 through 2022, CCO Holdings may redeem up to 40% of the aggregate principal amount of certain notes at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met. In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding CCO Holdings notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

High-Yield Restrictive Covenants; Limitation on Indebtedness.

The indentures governing the CCO Holdings notes contain certain covenants that restrict the ability of CCO Holdings, CCO Holdings Capital and all of their restricted subsidiaries to:

•	incur additional debt;

•	pay dividends on equity or repurchase equity;

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
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

The above limitations in certain circumstances regarding incurrence of debt, payment of dividends and making investments contained in the indentures of CCO Holdings permit CCO Holdings and its restricted subsidiaries to perform the above, so long as, after giving pro forma effect to the above, the leverage ratio would be below a specified level for the issuer. The leverage ratio under the indentures is 6.0 to 1.0. The leverage ratio was 4.2 as of December 31, 2019.

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

Charter Operating Credit Facilities

The Charter Operating credit facilities have an outstanding principal amount of $10.4 billion at December 31, 2019 as follows:

•
term loan A-2 with a remaining principal amount of approximately $205 million, which is repayable in quarterly installments and aggregating $11 million in each loan year, with the remaining balance due at final maturity on March 31, 2023. Pricing on term loan A-2 is LIBOR plus 1.50%;

•
term loan A-4 with a remaining principal amount of approximately $4.0 billion, which is repayable in quarterly installments and aggregating $202 million in each loan year, with the remaining balance due at final maturity on February 1, 2025. Pricing on term loan A-4 is LIBOR plus 1.25%;

•
term loan B-1 with a remaining principal amount of approximately $2.4 billion, which is repayable in equal quarterly installments and aggregating $25 million in each loan year, with the remaining balance due at final maturity on April 30, 2025. Pricing on term loan B-1 is LIBOR plus 1.75%;

•
term loan B-2 with a remaining principal amount of approximately $3.8 billion, which is repayable in equal quarterly installments and aggregating $38 million in each loan year, with the remaining balance due at final maturity on February 1, 2027. Pricing on term loan B-2 is LIBOR plus 1.75%; and

•
a revolving loan allowing for borrowings of up to $4.75 billion, $249 million maturing on March 31, 2023 and $4.5 billion maturing on February 1, 2025. Pricing on the revolving loan is LIBOR plus 1.50% with a commitment fee of 0.30% on the portion maturing in 2023 and LIBOR plus 1.25% with a commitment fee of 0.20% on the portion maturing in 2025. As of December 31, 2019, $36 million of the revolving loan was utilized to collateralize a like principal amount of letters of credit out of $363 million of letters of credit issued on the Company’s behalf.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or LIBOR (1.73% and 2.50% as of December 31, 2019 and December 31, 2018, respectively), as defined, plus an applicable margin.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
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
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

Limitations on Distributions

Distributions by the Company’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under the indentures and credit facilities discussed above, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of December 31, 2019, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on December 31, 2019 financial results. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company (CCO Holdings) notes are further restricted by the covenants in its credit facilities.

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

Based upon outstanding indebtedness as of December 31, 2019, the amortization of term loans, and the maturity dates for all senior and subordinated notes, total future principal payments on the total borrowings under all debt agreements are as follows:

Year	Amount
2020	$3,777
2021	1,977
2022	4,527
2023	4,586
2024	4,115
Thereafter	59,434
$78,416

10.    Common Stock

Charter’s Class A common stock and Class B common stock are identical except with respect to certain voting, transfer and conversion rights. Holders of Class A common stock are entitled to one vote per share. Charter’s Class B common stock represents the share issued to A/N. One share of Charter’s Class B common stock has a number of votes reflecting the voting power of the Charter Holdings common units and Charter Holdings convertible preferred units held by A/N as of the applicable record date on an if-converted, if-exchanged basis, and is generally intended to reflect A/N’s economic interests in Charter Holdings.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

The following table summarizes our shares outstanding for the three years ended December 31, 2019:

	Class A Common Stock	Class B Common Stock
BALANCE, December 31, 2016	268,897,792	1
Exchange of Charter Holdings units held by A/N (see Note 11)	1,263,497	—
Exercise of stock options	1,044,526	—
Restricted stock issuances, net of cancellations	9,517	—
Restricted stock unit vesting	1,159,083	—
Purchase of treasury stock	(33,868,356)	—
BALANCE, December 31, 2017	238,506,059	1
Exercise of stock options	576,583	—
Restricted stock issuances, net of cancellations	10,223	—
Restricted stock unit vesting	618,649	—
Purchase of treasury stock	(14,357,707)	—
BALANCE, December 31, 2018	225,353,807	1
Exercise of stock options	1,271,419	—
Restricted stock issuances, net of cancellations	8,284	—
Restricted stock unit vesting	728,553	—
Purchase of treasury stock	(17,386,100)	—
BALANCE, December 31, 2019	209,975,963	1

Share Repurchases

The following represents the Company's purchase of Charter Class A common stock and the effect on the consolidated statements of cash flows during the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019		2018		2017
	Shares	$	Shares	$	Shares	$
Share buybacks	16,697,458	$6,734	14,108,919	$4,322	33,375,878	$11,570
Income tax withholding	380,797	139	224,319	77	447,455	145
Exercise cost	307,845		24,469		45,023
	17,386,100	$6,873	14,357,707	$4,399	33,868,356	$11,715

As of December 31, 2019, Charter had remaining board authority to purchase an additional $1.4 billion of Charter’s Class A common stock and/or Charter Holdings common units. The Company also withholds shares of its Class A common stock in payment of income tax withholding owed by employees upon vesting of equity awards as well as exercise costs owed by employees upon exercise of stock options.

At the end of each fiscal year, Charter’s board of directors approves the retirement of the then currently outstanding treasury stock and those shares were retired as of December 31, 2019 and 2018. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders’ equity. Upon retirement, these treasury shares are allocated between additional paid-in capital and retained earnings based on the cost of original issue included in additional paid-in capital.

11.    Noncontrolling Interests

Noncontrolling interests represents consolidated subsidiaries of which the Company owns less than 100%. The Company is a holding company whose principal asset is a controlling equity interest in Charter Holdings, the indirect owner of the Company’s

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

cable systems. Noncontrolling interests on the Company’s balance sheet primarily includes A/N’s equity interests in Charter Holdings, which is comprised of a common ownership interest and a convertible preferred ownership interest.

As of December 31, 2019, A/N held 17.9 million Charter Holdings common units which are exchangeable at any time into either Charter Class A common stock on a one-for-one basis, or, at Charter’s option, cash, based on the then current market price of Charter Class A common stock. Net income (loss) of Charter Holdings attributable to A/N’s common noncontrolling interest for financial reporting purposes is based on the weighted average effective common ownership interest of approximately 8%, 8% and 9% and was $173 million, $125 million and $69 million for the years ended December 31, 2019, 2018 and 2017, respectively. Charter Holdings is required to make quarterly cash tax distributions (with annual true-ups) on a pro rata basis to its partners based on the partner with the highest proportionate cash tax requirement.  To the extent such tax distributions would exceed Charter’s cash tax requirements, it may waive its entitlement to tax distributions and, instead, issue a non-pro rata "advance" to A/N, which will accrue interest at a money market rate and will reduce A/N’s exchange value into cash or Charter Class A common stock. Charter Holdings distributed $2 million to A/N as a pro rata tax distribution on its common units during the year ended December 31, 2019 and $3 million during each of the years ended December 31, 2018 and 2017.

The following table represents Charter Holdings' purchase of Charter Holdings common units from A/N pursuant to the Letter Agreement (see Note 20) and the effect on total shareholders' equity during the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
Number of units purchased	2,276,906	2,125,190	4,798,367
Average price per unit	$388.72	$308.90	$347.03
Amount of units purchased	$885	$656	$1,665
Decrease in noncontrolling interest based on carrying value	$(565)	$(518)	$(1,187)
Decrease in additional paid-in-capital, net of tax	$(240)	$(104)	$(295)

Total shareholders' equity was also adjusted during the years ended December 31, 2019, 2018 and 2017 due to changes in Charter Holdings' ownership as follows.

	Year Ended December 31,
	2019	2018	2017
Decrease in noncontrolling interest	$(226)	$(72)	$(362)
Increase in additional paid-in-capital, net of tax	$170	$54	$223

The following table represents the exchange of Charter Holdings common units held by A/N for shares of Charter Class A common stock pursuant to the Letter Agreement (see Note 20) and the effect on total shareholders' equity during the year ended December 31, 2017. The exchange of A/N common units resulted in a step-up in the tax-basis of the assets of Charter Holdings which is further discussed in Note 17.

Year Ended December 31, 2017
Number of units exchanged	1,263,497
Amount of units exchanged	$400
Decrease in noncontrolling interest based on carrying value	$(298)
Increase in additional paid-in-capital, net of tax and TRA effects	$265

As of December 31, 2019, A/N also held 25 million Charter Holdings convertible preferred units with a face amount of $2.5 billion that pays a 6% annual preferred dividend. The 6% annual preferred dividend is paid quarterly in cash, if and when declared, provided that, if dividends are suspended at any time, the dividends will accrue until they are paid. Net income (loss) of Charter

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

Holdings attributable to A/N's preferred noncontrolling interest for financial reporting purposes is based on the preferred dividend which was $150 million for each of the years ended December 31, 2019, 2018 and 2017. Each convertible preferred unit is convertible into either 0.37334 of a Charter Holdings common unit (if then held by A/N) or 0.37334 of a share of Charter Class A common stock (if then held by a third party), representing a conversion price of $267.85 per unit, based on a conversion feature as defined in the Limited Liability Company Agreement of Charter Holdings. After May 18, 2021, Charter may redeem the convertible preferred units if the price of Charter Class A common stock exceeds 130% of the conversion price, or $348.205 per unit. These Charter Holdings common and convertible preferred units held by A/N are recorded in noncontrolling interests as permanent equity in the consolidated balance sheet.

12.     Accounting for Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage foreign exchange risk on the Sterling Notes, and does not hold or issue derivative instruments for speculative trading purposes.

Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The Company is required to post collateral on the cross-currency derivative instruments when the derivative contracts are in a liability position. In April 2019, the Company entered into a collateral holiday agreement for 60% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years, as well as a ten year collateral cap on the remaining 40% of the cross-currency swaps which limits the required collateral posting on that 40% of the cross-currency swaps to $150 million. The fair value of the Company's cross-currency derivatives included in other long-term liabilities on the Company's consolidated balance sheets was $224 million and $237 million as of December 31, 2019 and 2018, respectively.

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

The effect of financial instruments on the consolidated statements of operations is presented in the table below.

	Year Ended December 31,
	2019	2018	2017
Gain (Loss) on Financial Instruments, Net:
Change in fair value of cross-currency derivative instruments	$13	$(212)	$226
Foreign currency remeasurement of Sterling Notes to U.S. dollars	(67)	102	(157)
	$(54)	$(110)	$69

13.    Fair Value Measurements

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of December 31, 2019 and 2018 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, restricted cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Financial instruments accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy include the Company's cross-currency derivative instruments and were valued at $224 million and $237 million as of December 31, 2019 and December 31, 2019, respectively.

The estimated fair value of the Company’s senior notes and debentures as of December 31, 2019 and 2018 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2. The carrying amount of the consolidated variable interest entity's mortgage note liability approximates fair value.

A summary of the carrying value and fair value of the Company’s debt at December 31, 2019 and 2018 is as follows:

	December 31,
	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
Senior notes and debentures	$68,733	$74,938	$62,868	$61,087
Credit facilities	$10,345	$10,448	$9,959	$9,608

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

14.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Programming	$11,290	$11,124	$10,596
Regulatory, connectivity and produced content	2,366	2,210	2,064
Costs to service customers	7,277	7,327	7,235
Marketing	3,044	3,042	3,036
Mobile	1,246	346	—
Other	4,001	3,811	3,610
	$29,224	$27,860	$26,541

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

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

15.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the years presented:

	Year Ended December 31,
	2019	2018	2017
Merger and restructuring costs	$10	$97	$351
Special charges, net	51	53	(21)
Loss on sale of assets, net	42	85	16
	$103	$235	$346

Merger and restructuring costs

Merger and restructuring costs represent costs incurred in connection with merger and acquisition transactions and related restructuring, such as advisory, legal and accounting fees, employee retention costs and employee termination costs related to acquisitions. Changes in accruals for merger and restructuring costs from January 1, 2017 through December 31, 2019 are presented below:

	Employee Retention Costs	Employee Termination Costs	Transaction and Advisory Costs	Other Costs	Total
Liability, December 31, 2016	$7	$244	$25	$—	$276
Costs incurred	4	226	4	68	302
Cash paid	(10)	(298)	(12)	(60)	(380)
Liability, December 31, 2017	1	172	17	8	198
Costs incurred	1	64	2	25	92
Cash paid	(1)	(179)	(8)	(27)	(215)
Liability, December 31, 2018	1	57	11	6	75
Costs incurred	—	1	8	1	10
Cash paid	(1)	(51)	(12)	(4)	(68)
Remaining liability, December 31, 2019	$—	$7	$7	$3	$17

In addition to the costs indicated above, the Company recorded $5 million and $49 million of expense related to accelerated vesting of equity awards of terminated employees for the years ended December 31, 2018 and 2017, respectively.

Special charges, net

Special charges, net primarily includes employee termination costs not related to acquisitions and net amounts of litigation settlements. During 2018, special charges, net also includes a $22 million charge related to the Company's withdrawal liability from a multiemployer pension plan. In 2017, special charges, net also includes a $101 million benefit related to the remeasurement of the Tax Receivable Agreement ("TRA") liability as a result of the enactment of the Tax Cuts & Jobs Act (“Tax Reform”) in

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

December 2017 (see Note 17) offset by an $83 million charge related to the Company's withdrawal liability from a multiemployer pension plan.

Loss on sale of assets, net

Loss on sale of assets, net represents the net loss recognized on the sales and disposals of fixed assets including a $42 million and $75 million impairment of non-strategic assets during the years ended December 31, 2019 and 2018, respectively.

16.     Stock Compensation Plans

Charter’s stock incentive plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock, restricted stock units and restricted stock.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting services for the Company, are eligible for grants under the stock incentive plan. The stock incentive plan allows for the issuance of up to 16 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock).

Charter Stock options and restricted stock units generally cliff vest upon the three year anniversary of each grant. Certain stock options and restricted stock units vest based on achievement of stock price hurdles. Stock options generally expire ten years from the grant date and restricted stock units have no voting rights. Restricted stock generally vests one year from the date of grant. TWC restricted stock units that were converted into Charter restricted stock units in 2016 generally vest 50% on each of the third and fourth anniversary of the grant date.

As of December 31, 2019, total unrecognized compensation remaining to be recognized in future periods totaled $175 million for stock options, $0.9 million for restricted stock and $205 million for restricted stock units and the weighted average period over which they are expected to be recognized is 2 years for stock options, 4 months for restricted stock and 2 years for restricted stock units. The Company recorded $315 million, $285 million and $261 million of stock compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively, which is included in operating costs and expenses. The Company also recorded $5 million and $49 million of expense for the years ended December 31, 2018 and 2017, respectively, related to accelerated vesting of equity awards of terminated employees which is recorded in merger and restructuring costs in other operating expenses, net in the consolidated statements of operations.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

A summary of the activity for the Company’s stock options for the years ended December 31, 2019, 2018 and 2017, is as follows (shares in thousands, except per share data):

	Year Ended December 31,
	2019			2018			2017
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, beginning of period	10,410	$225.53		9,649	$201.83		9,592	$181.39
Granted	1,847	$298.84		1,507	$350.40		1,175	$302.87
Exercised	(1,271)	$186.90	$247	(577)	$133.35	$114	(1,044)	$124.32	$219
Canceled	(437)	$270.94		(169)	$300.46		(74)	$251.63
Outstanding, end of period	10,549	$241.14	$2,573	10,410	$225.53		9,649	$201.83

Weighted average remaining contractual life	7	years		7	years		8	years
Options exercisable, end of period	3,119	$161.13	$1,011	2,194	$122.19		1,734	$90.56
Options expected to vest, end of period	7,430	$274.74	$1,563
Weighted average fair value of options granted	$84.39			$94.70			$73.67

A summary of the activity for the Company’s restricted stock for the years ended December 31, 2019, 2018 and 2017, is as follows (shares in thousands, except per share data):

	Year Ended December 31,
	2019		2018		2017
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning of period	10	$297.86	10	$343.10	10	$231.81
Granted	8	$359.33	10	$297.86	10	$343.10
Vested	(10)	$297.86	(10)	$343.10	(10)	$231.81
Canceled	—	$—	—	$—	—	$—
Outstanding, end of period	8	$359.33	10	$297.86	10	$343.10

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

A summary of the activity for the Company’s restricted stock units for the years ended December 31, 2019, 2018 and 2017, is as follows (shares in thousands, except per share data):

	Year Ended December 31,
	2019		2018		2017
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning of period	2,211	$219.61	2,391	$192.96	3,313	$192.41
Granted	704	$298.22	526	$348.75	285	$302.76
Vested	(729)	$206.88	(619)	$216.27	(1,159)	$216.21
Canceled	(127)	$250.85	(87)	$286.41	(48)	$234.99
Outstanding, end of period	2,059	$249.45	2,211	$219.61	2,391	$192.96

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
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

Income Tax Benefit (Expense)

For the years ended December 31, 2019, 2018, and 2017, the Company recorded deferred income tax benefit (expense) as shown below. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

	Year Ended December 31,
	2019	2018	2017
Current expense:
Federal income taxes	$(6)	$(23)	$(4)
State income taxes	(113)	(47)	(25)
Current income tax expense	(119)	(70)	(29)

Deferred benefit (expense):
Federal income taxes	(358)	(204)	9,082
State income taxes	38	94	34
Deferred income tax benefit (expense)	(320)	(110)	9,116
Income tax benefit (expense)	$(439)	$(180)	$9,087

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

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017, respectively, as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory federal income taxes	$(510)	$(354)	$(360)
Statutory state income taxes, net	(57)	(54)	(34)
Change in uncertain tax positions	(64)	(24)	3
Nondeductible expenses	(24)	(25)	(21)
Net income attributable to noncontrolling interest	80	68	84
Excess stock compensation	63	34	88
Federal tax credits	46	77	21
Tax rate changes	15	107	9,293
Other	12	(9)	13
Income tax benefit (expense)	$(439)	$(180)	$9,087

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

Deferred Tax Assets (Liabilities)

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below.

	December 31,
	2019	2018
Deferred tax assets:
Loss carryforwards	$1,839	$2,453
Accrued and other	664	578
Total gross deferred tax assets	2,503	3,031
Less: valuation allowance	(46)	(89)
Deferred tax assets	$2,457	$2,942

Deferred tax liabilities:
Investment in partnership	$(20,159)	$(20,319)
Accrued and other	(9)	(12)
Deferred tax liabilities	(20,168)	(20,331)
Net deferred tax liabilities	$(17,711)	$(17,389)

The deferred tax liabilities on the investment in partnership above includes approximately $55 million net deferred tax liabilities and $3 million net deferred tax assets relating to certain indirect subsidiaries that file separate state income tax returns at December 31, 2019 and 2018, respectively.

Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management takes into account various factors, including the expected level of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences. As of December 31, 2019, approximately $9 million of the valuation allowance is associated with federal capital loss carryforwards and $37 million is associated with state tax loss carryforwards and other miscellaneous deferred tax assets. As of December 31, 2018, approximately $39 million of the valuation allowance is associated with federal tax net operating loss carryforwards acquired in acquisitions and approximately $50 million is associated with state tax loss carryforwards and tax credits.

Net Operating Loss Carryforwards

As of December 31, 2019, Charter had approximately $7.5 billion of federal tax net operating loss carryforwards resulting in a gross deferred tax asset of approximately $1.6 billion. Federal tax net operating loss carryforwards expire in the years 2020 through 2035. These losses resulted from the operations of Charter Communications Holdings Company, LLC ("Charter Holdco") and its subsidiaries. In addition, as of December 31, 2019, Charter had state tax net operating loss carryforwards, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $257 million. State tax net operating loss carryforwards generally expire in the years 2020 through 2039.

Upon closing of the merger with TWC in 2016, Charter experienced a third “ownership change” as defined in Section 382 of the Internal Revenue Code; resulting in a third set of limitations on Charter’s use of its existing federal and state net operating losses, capital losses, and tax credit carryforwards. Both the first ownership change limitations that applied as a result of Charter’s emergence from bankruptcy in 2009 and second ownership change limitations that applied as a result of Liberty Media Corporation’s purchase in 2013 of a 27% beneficial interest in Charter will also continue to apply. After December 31, 2019, $905 million of Charter's federal tax loss carryforwards are subject to Section 382 and other restrictions. Pursuant to these restrictions, Charter estimates that approximately $226 million annually over each of the next four years of federal tax loss carryforwards should become unrestricted and available for Charter’s use. Since the limitation amounts accumulate for future use to the extent they are not utilized in any given year, Charter believes its loss carryforwards should become fully available to offset future taxable income.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

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

In connection with the Letter Agreement between Charter and A/N (see Note 20) whereby 1.3 million Charter Holdings common units held by A/N during the year ended December 31, 2017 were exchanged for shares of Charter Class A common stock for an aggregate purchase price of $400 million, an immediate step-up of $487 million in the tax basis of the assets of Charter Holdings occurred. As it relates to the exchange and tax step-up, a net deferred tax asset of approximately $85 million was recorded and a resulting TRA liability owed to A/N of $118 million which, as a transaction with a shareholder, was recorded directly to additional paid in capital, net of tax during the year ended December 31, 2017. The TRA liability is recorded on an iterative, undiscounted basis. During the year ended December 31, 2017, the TRA liability was remeasured as a result of the enactment of Tax Reform resulting in a $101 million benefit recorded to other operating expenses, net. See Note 15. Following such remeasurement, the TRA liability of $150 million and $151 million is reflected in other long-term liabilities on the consolidated balance sheets as of December 31, 2019 and 2018, respectively.

Uncertain Tax Positions

The net amount of the unrecognized tax benefits recorded as of December 31, 2019 that could impact the effective tax rate is $242 million. The Company has determined that it is reasonably possible that its existing reserve for uncertain tax positions as of December 31, 2019 could decrease by approximately $31 million during the year ended December 31, 2020 related to various ongoing audits, settlement discussions and expiration of statute of limitations with various state and local agencies; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision. A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of interest and penalties, included in other long-term liabilities on the accompanying consolidated balance sheets of the Company is as follows:

BALANCE, December 31, 2017	$164
Additions on prior year tax positions	7
Additions on current year tax positions	25
Reductions on settlements and expirations with taxing authorities	(16)
BALANCE, December 31, 2018	$180
Additions on prior year tax positions	15
Additions on current year tax positions	44
Reductions on settlements and expirations with taxing authorities	(9)
BALANCE, December 31, 2019	$230

The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. Interest and penalties included in other long-term liabilities on the accompanying consolidated balance sheets of the Company were $56 million and $45 million as of December 31, 2019 and 2018, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

No tax years for Charter are currently under examination by the Internal Revenue Service ("IRS") for income tax purposes. Charter's 2016 through 2019 tax years remain open for examination and assessment. Charter’s short period return dated May 17, 2016 (prior to the TWC and Bright House Networks, LLC transactions) remain subject to examination and assessment. Years prior to 2016 remain open solely for purposes of examination of Charter’s loss and credit carryforwards. The IRS is currently examining Charter Holdings’ income tax return for 2016. Charter Holdings’ 2017 through 2019 tax years remain open for examination and assessment. The IRS is currently examining TWC’s income tax returns for 2011 through 2014. TWC’s tax year 2015 remains subject to examination and assessment. Prior to TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009, TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS has examined Time Warner’s 2008 through 2010 income tax returns and the results are under appeal. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations during the year ended December 31, 2019, nor does the Company anticipate a material impact in the future.

18.    Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to Charter shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the impact of potentially dilutive securities using the treasury stock and if-converted methods and is based on the weighted average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock, restricted stock units, equity awards with market conditions and Charter Holdings convertible preferred units and common units. Charter Holdings common and convertible preferred units of 29 million and 31 million for the years ended December 31, 2019 and 2018 were not included in the computation of diluted earnings per share as their effect would have been antidilutive. The following is the computation of diluted earnings per common share for the years presented.

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income attributable to Charter shareholders	$1,668	$1,230	$9,895
Effect of dilutive securities:
Charter Holdings common units	—	—	69
Charter Holdings convertible preferred units	—	—	150
Net income attributable to Charter shareholders after assumed conversions	$1,668	$1,230	$10,114

Denominator:
Weighted average common shares outstanding, basic	219,506,735	232,356,665	256,720,715
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans	4,279,645	3,168,561	4,012,145
Weighted average Charter Holdings common units	—	—	26,637,596
Weighted average Charter Holdings convertible preferred units	—	—	9,333,500
Weighted average common shares outstanding, diluted	223,786,380	235,525,226	296,703,956

Basic earnings per common share attributable to Charter shareholders	$7.60	$5.29	$38.55
Diluted earnings per common share attributable to Charter shareholders	$7.45	$5.22	$34.09

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

19.    Comprehensive Income

The following table sets forth the consolidated statements of comprehensive income for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
Consolidated net income	$1,992	$1,506	$10,115
Net impact of interest rate derivative instruments	—	—	5
Foreign currency translation adjustment	2	(1)	1
Consolidated comprehensive income	1,994	1,505	10,121
Less: Comprehensive income attributable to noncontrolling interests	(324)	(276)	(220)
Comprehensive income attributable to Charter shareholders	$1,670	$1,229	$9,901

20.    Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers, and affiliates of the Company are involved or, in the case of the management arrangements, subsidiaries that are debt issuers that pay certain of their parent companies for services.

Charter is a party to management arrangements with one of its subsidiaries, Spectrum Management Holding Company, LLC ("Spectrum Management") and certain of their subsidiaries. Under these agreements, Charter, Spectrum Management and Charter Holdco provide management services for the cable systems owned or operated by their subsidiaries. Costs associated with providing these services are charged directly to the Company’s operating subsidiaries. All other costs incurred on behalf of Charter’s operating subsidiaries are considered a part of the management fee. These costs are recorded as a component of operating costs and expenses, in the accompanying consolidated financial statements. The management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Spectrum Management, Charter Holdco and Charter on behalf of the Company’s operating subsidiaries in 2019, 2018 and 2017.

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
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

The Company is aware that Dr. John Malone, a director emeritus of Charter and Chairman of the board of directors and holder of 49.0% of voting interest in Liberty Broadband, may be deemed to have a 39.9% voting interest in Qurate Retail, Inc. ("Qurate") and is on the board of directors of Qurate. Qurate wholly owns HSN, Inc. (“HSN”) and QVC, Inc. (“QVC”). The Company has programming relationships with HSN and QVC. For the years ended December 31, 2019, 2018 and 2017, the Company recorded revenue in aggregate of approximately $50 million, $73 million and $77 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company’s footprint.

Dr. Malone and Mr. Steven Miron, a member of Charter’s board of directors, also serve on the board of directors of Discovery Communications, Inc., (“Discovery”). The Company is aware that Dr. Malone owns 1.2% of the series A common stock, 93.6% of the series B common stock and 2.6% of the series C common stock of Discovery and has a 28.2% voting interest in Discovery for the election of directors. The Company is aware that Advance/Newhouse Programming Partnership (“A/N PP”), an affiliate of A/N and in which Mr. Miron is the CEO, owns 100% of the Series A-1 preferred stock of Discovery and 100% of the Series C-1 preferred stock of Discovery and has a 24.1% voting interest for matters other than the election of directors. A/N PP also has the right to appoint three directors out of a total of twelve directors to Discovery’s board. The Company purchases programming from Discovery pursuant to agreements entered into prior to Dr. Malone and Mr. Miron joining Charter’s board of directors. Based on publicly available information, the Company does not believe that Discovery would currently be considered a related party. The amount paid to Discovery represents less than 3% of total operating costs and expenses for the years ended December 31, 2019, 2018 and 2017.

Equity Investments

The Company has agreements with certain equity investees (see Note 6) pursuant to which the Company has made or received related party transaction payments. The Company recorded payments to equity investees totaling $314 million, $361 million and $317 million during the years ended December 31, 2019, 2018 and 2017, respectively.

21.    Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of December 31, 2019 for its contractual obligations.

	Total	2020	2021	2022	2023	2024	Thereafter
Programming Minimum Commitments (a)	$276	$216	$37	$12	$11	$—	$—
Other (b)	12,658	2,536	2,598	436	366	526	6,196
	$12,934	$2,752	$2,635	$448	$377	$526	$6,196

(a)
The Company pays programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term. Programming costs included in the statement of operations were 11.3 billion, 11.1 billion and 10.6 billion for the years ended December 31, 2019, 2018 and 2017 respectively. Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.

(b)
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

The following items are not included in the contractual obligation table due to various factors discussed below. However, the Company incurs these costs as part of its operations:

•
The Company rents utility poles used in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2019, 2018 and 2017 was $180 million, $171 million and $167 million, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

•
The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. The Company also pays other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $750 million, $747 million and $705 million for the years ended December 31, 2019, 2018 and 2017 respectively.

•
The Company has $363 million in letters of credit, of which $36 million is secured under the Charter Operating credit facility, primarily to its various casualty carriers as collateral for reimbursement of workers' compensation, auto liability and general liability claims.

•
Minimum pension funding requirements have not been presented in the table above as such amounts have not been determined beyond 2019. The Company made no cash contributions to the qualified pension plans in 2019; however, the Company is permitted to make discretionary cash contributions to the qualified pension plans in 2020. For the nonqualified pension plan, the Company contributed $4 million during 2019 and will continue to make contributions in 2020 to the extent benefits are paid.

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

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the U.S. District Court for the District of Kansas alleging that TWC infringed certain U.S. patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. At the trial, the jury returned a verdict of $140 million against TWC and further concluded that TWC had willfully infringed Sprint’s patents. The court subsequently declined to enhance the damage award as a result of the purported willful infringement and awarded Sprint an additional $6 million, representing pre-judgment interest on the damages award. The Company appealed the case to the United States Court of Appeals for the Federal Circuit where the Company lost the appeal. The Company filed a petition for writ of certiorari with the United States Supreme Court which was denied on November 4, 2019. The Company has now paid the verdict, interest and costs in full. The Company continues to pursue indemnity from one of its vendors and has brought a patent suit against Sprint (TC Tech, LLC v. Sprint) in the U.S. District Court for the District of Delaware implicating Sprint's LTE technology.  The ultimate outcomes of the pursuit of indemnity against the Company’s vendor and the TC Tech litigation cannot be predicted. The Company does not expect the outcome of its indemnity claim nor the outcome of the TC Tech litigation will have a material adverse effect on its operations or financial condition.

Sprint filed a second suit against Charter and Bright House Networks, LLC on December 2, 2017 in the United States District Court for the District of Delaware. This suit alleges infringement of 15 patents related to the Company's provision of Voice over Internet Protocol (“VoIP”) services (ten of which were asserted against Legacy TWC in the matter described above). Charter is vigorously defending this case. While the Company is unable to predict the outcome of this Sprint suit, it does not expect that this litigation will have a material effect on its operations, financial condition, or cash flows.

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
DECEMBER 31, 2019, 2018 AND 2017
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

22.    Employee Benefit Plans

Pension Plans

The Company sponsors three qualified defined benefit pension plans and one nonqualified defined benefit pension plan that provide pension benefits to a majority of employees who were employed by TWC before the merger with TWC.

Changes in the projected benefit obligation, fair value of plan assets and funded status of the pension plans from January 1 through December 31 are presented below:

	2019	2018
Projected benefit obligation at beginning of year	$3,041	$3,569
Interest cost	129	128
Actuarial (gain) loss	499	(438)
Settlement	(257)	(169)
Benefits paid	(51)	(49)
Projected benefit obligation at end of year (a)	$3,361	$3,041

Accumulated benefit obligation at end of year (a)	$3,361	$3,041

Fair value of plan assets at beginning of year	$2,943	$3,273
Actual return on plan assets	559	(118)
Employer contributions	4	6
Settlement	(257)	(169)
Benefits paid	(51)	(49)
Fair value of plan assets at end of year (b)	$3,198	$2,943

Funded status	$(163)	$(98)

(a)
As of December 31, 2019 and 2018, qualified pension plans represented $3.3 billion and $3.0 billion, respectively, of both the projected benefit obligation and accumulated benefit obligation while the Company’s nonqualified pension plan represented $35 million and $34 million, respectively.

(b)	The fair value of plan assets consists entirely of the Company’s qualified pension plans.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

Pretax amounts recognized in the consolidated balance sheet as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Noncurrent asset	$1	$1
Current liability	(4)	(4)
Long-term liability	(160)	(95)
Net amounts recognized in consolidated balance sheet	$(163)	$(98)

The components of net periodic benefit (cost) for the years ended December 31, 2019, 2018 and 2017 consisted of the following:

	Year Ended December 31,
	2019	2018	2017
Interest cost	$(129)	$(128)	$(133)
Expected return on plan assets	164	198	189
Remeasurement gain (loss)	(104)	122	(55)
Net periodic pension benefit (cost)	$(69)	$192	$1

The remeasurement gains (losses) recorded during the years ended December 31, 2019, 2018 and 2017 were primarily driven by changes in the discount rate as well as gains or losses to record pension assets to fair value. The remeasurement loss recorded during the year ended December 31, 2017 was also impacted by the adoption of the revised lump sum conversion mortality tables published by the IRS effective January 1, 2018.

The discount rates used to determine benefit obligations as of December 31, 2019 and 2018 were 3.48% and 4.37%, respectively. The Company utilized the RP 2015/MP2015 mortality tables published by the Society of Actuaries to measure the benefit obligations as of December 31, 2019 and 2018.

Weighted average assumptions used to determine net periodic benefit costs consisted of the following:

	Year ended December 31,
	2019	2018	2017
Expected long-term rate of return on plan assets	5.75%	5.75%	6.50%
Discount rate	4.37%	4.24%	3.88%

In developing the expected long-term rate of return on plan assets, the Company considered the pension portfolio’s composition, past average rate of earnings and the Company’s future asset allocation targets. The weighted average expected long-term rate of return on plan assets and discount rate used to determine net periodic pension benefit for the year ended December 31, 2020 are expected to be 5.00% and 3.48%, respectively. The Company determined the discount rates used to determine benefit obligations and net periodic pension benefit based on the yield of a large population of high quality corporate bonds with cash flows sufficient in timing and amount to settle projected future defined benefit payments.

Pension Plan Assets

The assets of the qualified pension plans are held in a master trust in which the qualified pension plans are the only participating plans (the “Master Trust”). The investment policy for the qualified pension plans is to manage the assets of the Master Trust with the objective to provide for pension liabilities to be met, maintaining retirement income security for the participants of the plans and their beneficiaries. The investment portfolio is a mix of pooled funds invested in fixed income securities, equity securities and certain alternative investments with the objective of matching plan liability performance, diversifying risk and achieving a

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

target investment return. Pension assets are managed in a balanced portfolio comprised of two major components: a return-seeking portion and a liability-matching portion.

The Company uses an investment strategy designed to increase the fixed income allocation as the funded status of the qualified pension plans improves. As the qualified pension plans reach set funded status milestones, the assets will be rebalanced to shift more assets from equity to fixed income. Based on the progress with this strategy, the target investment allocation for pension fund assets is permitted to vary within specified ranges subject to Investment Committee approval for return-seeking securities and liability-matching securities. The target and actual investment allocation of the qualified pension plans by asset category consisted of the following:

	December 31, 2019		December 31, 2018
	Target Allocation	Actual Allocation	Target Allocation	Actual Allocation

Return-seeking securities	60.0%	56.2%	60.0%	54.6%
Liability-matching securities	40.0%	43.7%	40.0%	45.1%
Other investments	—%	0.1%	—%	0.3%

The following tables set forth the investment assets of the qualified pension plans by level within the fair value hierarchy as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Cash	$4	$4	$—	$4	$4	$—
Commingled bond funds(a)	1,335	—	1,335	1,270	—	1,270
Commingled equity funds(a)	1,135	—	1,135	952	—	952
Collective trust funds(b)	139	—	139	113	—	113
Total investment assets	2,613	$4	$2,609	2,339	$4	$2,335
Accrued investment income and other receivables	1			11
Investments measured at net asset value(c)	584			593
Fair value of plan assets	$3,198			$2,943

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
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

Investments Measured at Net Asset Value per Share Practical Expedient

The following table summarizes the investment classes for which fair value is measured using the NAV per share (or its equivalent) practical expedient as of December 31, 2019 and 2018. These investment classes are not readily available for redemption. The NAV of each fund is based on the fair value of underlying assets in the portfolio. Certain investments report NAV per share on a month or quarter lag. There are no material unfunded commitments with respect to these investment classes.

	Fair Value
	December 31,		Redemption Frequency (if currently eligible)	Redemption Notice Period
	2019	2018
Alternative funds(a)	$271	$301	weekly, monthly, quarterly	1-180 days
Fixed income funds(b)	177	164	daily, monthly	10-40 days
Real estate funds(c)	136	128	quarterly	45-90 days
Investments measured at NAV	$584	$593

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

(b)	Fixed income funds invest in residential and commercial mortgages, as well as global sovereign securities.

(c)
Real estate funds are not publicly traded and invest primarily in unlisted direct core real estate, including super-regional malls, shopping centers, and commercial real estate (e.g. education, healthcare and storage).

Pension Plan Contributions
The Company made no cash contributions to the qualified pension plans during the years ended December 31, 2019, 2018 and 2017; however, the Company may make discretionary cash contributions to the qualified pension plans in the future. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified unfunded pension plan, the Company will continue to make contributions during 2020 to the extent benefits are paid.

Benefit payments for the pension plans are expected to be $183 million in 2020, $186 million in 2021, $188 million in 2022, $190 million in 2023, $190 million in 2024 and $929 million in 2025 to 2029.

Multiemployer Plans

The Company contributes to multiemployer plans under the terms of collective-bargaining agreements that cover its union-represented employees. Such multiemployer plans provide medical, pension and retirement savings benefits to active employees and retirees. The Company made contributions to multiemployer plans of $9 million, $9 million and $18 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, other long-term liabilities includes approximately $101 million and $104 million, respectively, related to the Company's withdrawal from a multiemployer pension plan.

Defined Contribution Benefit Plans

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Savings Plan (the “401(k) Plan”). Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company’s matching contribution is discretionary and is equal to 100% of the amount of the salary reduction the participant elects to defer (up to 6% of the participant’s eligible compensation), excluding any catch-up contributions and is paid by the Company on a per pay period basis. The Company made contributions to the 401(k) plan totaling $303 million, $290 million and $274 million for the years ended December 31, 2019, 2018 and 2017, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

For employees who are not eligible to participate in the Company’s long-term incentive plan and who are not covered by a collective bargaining agreement, the Company offers a contribution to the Retirement Accumulation Plan ("RAP"), equal to 3% of eligible pay. The Company made contributions to the RAP totaling $152 million, $151 million and $139 million for the years ended December 31, 2019, 2018 and 2017, respectively.

23.    Recently Issued Accounting Standards

Accounting Standards Adopted in Prior Periods

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09")

Upon adoption of ASU 2016-09, the Company recorded a cumulative-effect adjustment which included an increase to total shareholders’ equity of $140 million as of January 1, 2017 and the recognition of excess tax benefits in deferred tax assets that were previously not recognized.

ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”)

Upon adoption of ASU 2014-09, the Company recorded a cumulative-effect adjustment which included an increase to total shareholders’ equity of $38 million as of January 1, 2018.

ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16")

The Company identified a $31 million increase to total shareholders' equity and corresponding increase to deferred tax assets related to the adoption of ASU 2016-16, which was recorded during the year ended December 31, 2018.

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

The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The new standard resulted in the recording of leased assets and lease liabilities for the Company’s operating leases of approximately $1.1 billion and $1.2 billion, respectively, as of January 1, 2019. The difference between the leased assets and lease liabilities primarily represents the prior year end deferred rent liabilities balance, resulting from historical straight-lining of operating leases, which was effectively reclassified upon adoption to reduce the measurement of the leased assets. The adoption of the standard did not have an impact on the Company’s shareholders equity, results from operations and cash flows. The adoption of the new standard resulted in additional interim and annual lease disclosures. See Note 8.

ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13")

In August 2018, the FASB issued ASU 2018-13 which amends fair value measurement disclosure requirements to eliminate, add and modify certain disclosures to improve the effectiveness of such disclosure in the notes to the financial statements. ASU 2018-13

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

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

ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”)

In January 2017, the FASB issued ASU 2017-04 which eliminates step two from the goodwill impairment test. Under the new standard, to the extent the carrying amount of a reporting unit exceeds the fair value, the Company will record an impairment charge equal to the difference. ASU 2017-04 will be effective for interim and annual periods beginning after December 15, 2019. The Company elected to early adopt ASU 2017-04 in connection with the completion of its November 30, 2019 annual impairment assessment. The adoption of ASU 2017-04 did not have a material impact to the Company's consolidated financial statements.

Accounting Standards Adopted January 1, 2020

ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”)

In June 2016, the FASB issued ASU 2016-13, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be assessed for impairment under the current expected credit loss model rather than an incurred loss model. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount.  The primary financial assets of the Company in scope of ASU 2016-13 include accounts receivables and equipment installment plan notes receivables.  The Company adopted ASU 2016-13 on January 1, 2020. The adoption of ASU 2016-13 did not have a material impact to the Company's consolidated financial statements.

ASU No. 2018-15, Customer’s Accounting for Implementation Costs in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15")

In August 2018, the FASB issued ASU 2018-15 which requires upfront implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract to be amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The Company adopted ASU 2018-15 on January 1, 2020. The adoption of ASU 2018-15 did not have a material impact to the Company's consolidated financial statements.

ASU No. 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials ("ASU 2019-02")

In March 2019, the FASB issued ASU 2019-02 which aligns the accounting for production costs of an episodic television series with the accounting for production costs of films regarding cost capitalization, amortization, impairment, presentation and disclosure. The Company adopted ASU 2019-02 on January 1, 2020. The adoption of ASU 2019-02 did not have a material impact to the Company's consolidated financial statements.

Accounting Standards Not Yet Adopted

ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”)

In December 2019, the FASB issued ASU 2019-12, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020 (January 1, 2021 for the Company). Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2019-12 will have on its consolidated financial statements.

24.    Unaudited Quarterly Financial Data

The following table presents quarterly data for the periods presented in the consolidated statement of operations:

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11,206	$11,347	$11,450	$11,761
Income from operations	$1,425	$1,541	$1,586	$1,959
Net income attributable to Charter shareholders	$253	$314	$387	$714

Earnings per common share attributable to Charter shareholders:
Basic	$1.13	$1.41	$1.77	$3.36
Diluted	$1.11	$1.39	$1.74	$3.28

Weighted average common share outstanding:
Basic	224,630,122	222,392,274	218,499,213	212,648,072
Diluted	227,595,365	225,942,172	222,355,867	217,778,099

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$10,657	$10,854	$10,892	$11,231
Income from operations	$1,042	$1,360	$1,380	$1,439
Net income attributable to Charter shareholders	$168	$273	$493	$296

Earnings per common share attributable to Charter shareholders:
Basic	$0.71	$1.17	$2.14	$1.31
Diluted	$0.70	$1.15	$2.11	$1.29

Weighted average common share outstanding:
Basic	237,762,295	234,241,769	230,554,633	227,005,966
Diluted	241,420,722	237,073,566	233,607,414	230,131,933
25.     Consolidating Schedules

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
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

Condensed consolidating financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of December 31, 2019

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$234	$500	$2,749	$—	$3,483
Accounts receivable, net	1	31	—	2,195	—	2,227
Receivables from related party	34	264	59	—	(357)	—
Prepaid expenses and other current assets	10	40	—	711	—	761
Total current assets	45	569	559	5,655	(357)	6,471

RESTRICTED CASH	—	66	—	—	—	66

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	683	—	33,908	—	34,591
Customer relationships, net	—	—	—	7,453	—	7,453
Franchises	—	—	—	67,322	—	67,322
Goodwill	—	—	—	29,554	—	29,554
Total investment in cable properties, net	—	683	—	138,237	—	138,920

INVESTMENT IN SUBSIDIARIES	49,024	55,266	76,409	—	(180,699)	—
OPERATING LEASE RIGHT-OF-USE ASSETS	—	167	—	925	—	1,092
LOANS RECEIVABLE – RELATED PARTY	260	699	545	—	(1,504)	—
OTHER NONCURRENT ASSETS	2	211	—	1,426	—	1,639

Total assets	$49,331	$57,661	$77,513	$146,243	$(182,560)	$148,188

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$18	$695	$296	$7,662	$—	$8,671
Operating lease liabilities	—	30	—	184	—	214
Payables to related party	—	—	—	357	(357)	—
Current portion of long-term debt	—	—	—	3,500	—	3,500
Total current liabilities	18	725	296	11,703	(357)	12,385

LONG-TERM DEBT	—	—	21,951	53,627	—	75,578
LOANS PAYABLE – RELATED PARTY	—	—	—	1,504	(1,504)	—
DEFERRED INCOME TAXES	17,641	15	—	55	—	17,711
LONG-TERM OPERATING LEASE LIABILITIES	—	191	—	788	—	979
OTHER LONG-TERM LIABILITIES	227	363	—	2,134	—	2,724

SHAREHOLDERS’/MEMBER’S EQUITY
Controlling interest	31,445	49,024	55,266	76,409	(180,699)	31,445
Noncontrolling interests	—	7,343	—	23	—	7,366
Total shareholders’/member’s equity	31,445	56,367	55,266	76,432	(180,699)	38,811

Total liabilities and shareholders’/member’s equity	$49,331	$57,661	$77,513	$146,243	$(182,560)	$148,188

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
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
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the year ended December 31, 2019

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
REVENUES	$52	$1,170	$—	$45,756	$(1,214)	$45,764

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	52	1,114	—	29,275	(1,217)	29,224
Depreciation and amortization	—	15	—	9,911	—	9,926
Other operating (income) expenses, net	—	(11)	—	111	3	103
	52	1,118	—	39,297	(1,214)	39,253
Income from operations	—	52	—	6,459	—	6,511

OTHER INCOME (EXPENSES):
Interest income (expense), net	10	32	(1,067)	(2,772)	—	(3,797)
Loss on extinguishment of debt	—	—	(22)	(3)	—	(25)
Loss on financial instruments, net	—	—	—	(54)	—	(54)
Other pension costs, net	—	—	—	(69)	—	(69)
Other expense, net	—	(4)	—	(131)	—	(135)
Equity in income of subsidiaries	1,998	2,251	3,340	—	(7,589)	—
	2,008	2,279	2,251	(3,029)	(7,589)	(4,080)

Income before income taxes	2,008	2,331	2,251	3,430	(7,589)	2,431
Income tax expense	(340)	(10)	—	(89)	—	(439)
Consolidated net income	1,668	2,321	2,251	3,341	(7,589)	1,992
Less: Net income attributable to noncontrolling interests	—	(323)	—	(1)	—	(324)
Net income	$1,668	$1,998	$2,251	$3,340	$(7,589)	$1,668

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the year ended December 31, 2018

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
REVENUES	$46	$1,141	$—	$43,620	$(1,173)	$43,634

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	46	1,096	—	27,891	(1,173)	27,860
Depreciation and amortization	—	11	—	10,307	—	10,318
Other operating expenses, net	—	5	—	230	—	235
	46	1,112	—	38,428	(1,173)	38,413
Income from operations	—	29	—	5,192	—	5,221

OTHER INCOME (EXPENSES):
Interest income (expense), net	9	30	(1,016)	(2,563)	—	(3,540)
Loss on financial instruments, net	—	—	—	(110)	—	(110)
Other pension benefits, net	—	—	—	192	—	192
Other expense, net	—	(31)	—	(46)	—	(77)
Equity in income of subsidiaries	1,377	1,632	2,648	—	(5,657)	—
	1,386	1,631	1,632	(2,527)	(5,657)	(3,535)

Income before income taxes	1,386	1,660	1,632	2,665	(5,657)	1,686
Income tax expense	(156)	(8)	—	(16)	—	(180)
Consolidated net income	1,230	1,652	1,632	2,649	(5,657)	1,506
Less: Net income attributable to noncontrolling interests	—	(275)	—	(1)	—	(276)
Net income	$1,230	$1,377	$1,632	$2,648	$(5,657)	$1,230

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
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
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2019

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
Consolidated net income	$1,668	$2,321	$2,251	$3,341	$(7,589)	$1,992
Foreign currency translation adjustment	2	2	2	2	(6)	2
Consolidated comprehensive income	1,670	2,323	2,253	3,343	(7,595)	1,994
Less: Comprehensive income attributable to noncontrolling interests	—	(323)	—	(1)	—	(324)
Comprehensive income	$1,670	$2,000	$2,253	$3,342	$(7,595)	$1,670

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2018

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
Consolidated net income	$1,230	$1,652	$1,632	$2,649	$(5,657)	$1,506
Foreign currency translation adjustment	(1)	(1)	(1)	(1)	3	(1)
Consolidated comprehensive income	1,229	1,651	1,631	2,648	(5,654)	1,505
Less: Comprehensive income attributable to noncontrolling interests	—	(275)	—	(1)	—	(276)
Comprehensive income	$1,229	$1,376	$1,631	$2,647	$(5,654)	$1,229

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2017

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
Consolidated net income	$9,895	$899	$882	$1,800	$(3,361)	$10,115
Net impact of interest rate derivative instruments	5	5	5	5	(15)	5
Foreign currency translation adjustment	1	1	1	1	(3)	1
Consolidated comprehensive income	9,901	905	888	1,806	(3,379)	10,121
Less: Comprehensive income attributable to noncontrolling interests	—	(219)	—	(1)	—	(220)
Comprehensive income	$9,901	$686	$888	$1,805	$(3,379)	$9,901

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2019
+
	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(36)	$76	$(1,051)	$12,759	$—	$11,748

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(67)	—	(7,195)	67	(7,195)
Change in accrued expenses related to capital expenditures	—	—	—	55	—	55
Real estate investments through variable interest entities	—	(148)	—	—	—	(148)
Contribution to subsidiaries	(119)	(59)	(2,860)	—	3,038	—
Distributions from subsidiaries	6,910	7,891	9,068	—	(23,869)	—
Other, net	—	(30)	—	54	(67)	(43)
Net cash flows from investing activities	6,791	7,587	6,208	(7,086)	(20,831)	(7,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	4,584	15,101	—	19,685
Repayments of long-term debt	—	—	(1,366)	(11,943)	—	(13,309)
Payment for debt issuance costs	—	—	(43)	(60)	—	(103)
Purchase of treasury stock	(6,873)	—	—	—	—	(6,873)
Proceeds from exercise of stock options	118	—	—	—	—	118
Purchase of noncontrolling interest	—	(885)	—	—	—	(885)
Distributions to noncontrolling interest	—	(152)	—	(2)	—	(154)
Contributions from parent	—	119	59	2,860	(3,038)	—
Distributions to parent	—	(6,910)	(7,891)	(9,068)	23,869	—
Other, net	—	—	—	(112)	—	(112)
Net cash flows from financing activities	(6,755)	(7,828)	(4,657)	(3,224)	20,831	(1,633)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	(165)	500	2,449	—	2,784
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	—	465	—	300	—	765
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$—	$300	$500	$2,749	$—	$3,549

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2018

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(10)	$120	$(1,009)	$12,666	$—	$11,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(16)	—	(9,109)	—	(9,125)
Change in accrued expenses related to capital expenditures	—	—	—	(470)	—	(470)
Real estate investments through variable interest entities	—	(21)	—	—	—	(21)
Contribution to subsidiaries	(69)	(142)	(142)	—	353	—
Distributions from subsidiaries	4,421	5,178	6,187	—	(15,786)	—
Other, net	—	(20)	—	(100)	—	(120)
Net cash flows from investing activities	4,352	4,979	6,045	(9,679)	(15,433)	(9,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	13,820	—	13,820
Repayments of long-term debt	—	—	—	(10,769)	—	(10,769)
Borrowings (repayments) of loans payable - related parties	(12)	—	—	12	—	—
Payment for debt issuance costs	—	—	—	(29)	—	(29)
Purchase of treasury stock	(4,399)	—	—	—	—	(4,399)
Proceeds from exercise of stock options	69	—	—	—	—	69
Purchase of noncontrolling interest	—	(656)	—	—	—	(656)
Distributions to noncontrolling interest	—	(152)	—	(1)	—	(153)
Contributions from parent	—	69	142	142	(353)	—
Distributions to parent	—	(4,421)	(5,178)	(6,187)	15,786	—
Borrowings for real estate investments through variable interest entities	—	342	—	—	—	342
Distributions to variable interest entities noncontrolling interest	—	(107)	—	—	—	(107)
Other, net	—	—	—	(5)	—	(5)
Net cash flows from financing activities	(4,342)	(4,925)	(5,036)	(3,017)	15,433	(1,887)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	174	—	(30)	—	144
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	—	291	—	330	—	621
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$—	$465	$—	$300	$—	$765

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2017

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES:	$159	$187	$(814)	$12,422	$—	$11,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(8,681)	—	(8,681)
Change in accrued expenses related to capital expenditures	—	—	—	820	—	820
Real estate investments through variable interest entities	—	(105)	—	—	—	(105)
Contribution to subsidiaries	(115)	—	(693)	—	808	—
Distributions from subsidiaries	11,732	13,488	9,598	—	(34,818)	—
Other, net	—	—	—	(132)	—	(132)
Net cash flows from investing activities	11,617	13,383	8,905	(7,993)	(34,010)	(8,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	6,231	19,045	—	25,276
Repayments of long-term debt	—	—	(775)	(15,732)	—	(16,507)
Borrowings (repayments) of loans payable - related parties	(234)	—	—	234	—	—
Payment for debt issuance costs	—	—	(59)	(52)	—	(111)
Purchase of treasury stock	(11,715)	—	—	—	—	(11,715)
Proceeds from exercise of stock options	116	—	—	—	—	116
Purchase of noncontrolling interest	—	(1,665)	—	—	—	(1,665)
Distributions to noncontrolling interest	—	(151)	—	(2)	—	(153)
Contributions from parent	—	115	—	693	(808)	—
Distributions to parent	—	(11,732)	(13,488)	(9,598)	34,818	—
Other, net	—	—	—	(11)	—	(11)
Net cash flows from financing activities	(11,833)	(13,433)	(8,091)	(5,423)	34,010	(4,770)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(57)	137	—	(994)	—	(914)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	57	154	—	1,324	—	1,535
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$—	$291	$—	$330	$—	$621