Form 10-Q
period 2020-03-31
CHARTER COMMUNICATIONS, INC. /MO/
filed 2020-05-01
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Number of shares of Class A common stock outstanding as of March 31, 2020: 206,457,540

Number of shares of Class B common stock outstanding as of March 31, 2020: 1

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2020

This quarterly report on Form 10-Q is for the three months ended March 31, 2020. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “Charter,” “we,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations as reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” under Part I, Item 1A of our most recent Form 10-K filed with the SEC. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” “aim,” “on track,” “target,” “opportunity,” “tentative,” “positioning,” “designed,” “create,” “predict,” “project,” “initiatives,” “seek,” “would,” “could,” “continue,” “ongoing,” “upside,” “increases,” “focused on” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report on Form 10-Q, in our annual report on Form 10-K, and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•the impact of the COVID-19 pandemic on the economy, our customers, our vendors, local, state and federal governmental responses to the pandemic and our businesses generally;
•our ability to sustain and grow revenues and cash flow from operations by offering Internet, video, voice, mobile, advertising and other services to residential and commercial customers, to adequately meet the customer experience demands in our service areas and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition, the need for innovation and the related capital expenditures;
•the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite ("DBS") operators, wireless broadband and telephone providers, digital subscriber line (“DSL”) providers, fiber to the home providers and providers of video content over broadband Internet connections;
•our ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);
•our ability to develop and deploy new products and technologies including mobile products and any other consumer services and service platforms;
•any events that disrupt our networks, information systems or properties and impair our operating activities or our reputation;
•the effects of governmental regulation on our business including costs, disruptions and possible limitations on operating flexibility related to, and our ability to comply with, regulatory conditions applicable to us as a result of the Time Warner Cable Inc. and Bright House Networks, LLC transactions;
•general business conditions, economic uncertainty or downturn, including the impacts of the COVID-19 pandemic to unemployment levels and the level of activity in the housing sector;
•the ability to retain and hire key personnel;
•the availability and access, in general, of funds to meet our debt obligations prior to or when they become due and to fund our operations and necessary capital expenditures, either through (i) cash on hand, (ii) free cash flow, or (iii) access to the capital or credit markets; and
•our ability to comply with all covenants in our indentures and credit facilities, any violation of which, if not cured in a timely manner, could trigger a default of our other obligations under cross-default provisions.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,908	$3,483
Accounts receivable, less allowance for doubtful accounts of $175 and $151, respectively	2,091	2,227
Prepaid expenses and other current assets	760	761
Total current assets	5,759	6,471

RESTRICTED CASH	28	66

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $29,038 and $27,656, respectively	34,096	34,591
Customer relationships, net	6,955	7,453
Franchises	67,322	67,322
Goodwill	29,554	29,554
Total investment in cable properties, net	137,927	138,920

OTHER NONCURRENT ASSETS	2,838	2,731

Total assets	$146,552	$148,188
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,310	$8,885
Current portion of long-term debt	4,905	3,500
Total current liabilities	13,215	12,385

LONG-TERM DEBT	74,787	75,578
DEFERRED INCOME TAXES	17,665	17,711
OTHER LONG-TERM LIABILITIES	4,163	3,703

SHAREHOLDERS’ EQUITY:
Class A common stock; $0.001 par value; 900 million shares authorized;
211,487,495 and 209,975,963 shares issued, respectively	—	—
Class B common stock; $0.001 par value; 1,000 shares authorized;
1 share issued and outstanding	—	—
Preferred stock; $0.001 par value; 250 million shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	31,544	31,405
Retained earnings	436	40
Treasury stock at cost; 5,029,955 and no shares, respectively	(2,352)	—
Accumulated other comprehensive loss	—	—
Total Charter shareholders’ equity	29,628	31,445
Noncontrolling interests	7,094	7,366
Total shareholders’ equity	36,722	38,811

Total liabilities and shareholders’ equity	$146,552	$148,188

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)
Unaudited

	Three Months Ended March 31,
	2020	2019
REVENUES	$11,738	$11,206

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	7,432	7,236
Depreciation and amortization	2,497	2,550
Other operating (income) expenses, net	7	(5)
	9,936	9,781
Income from operations	1,802	1,425

OTHER INCOME (EXPENSES):
Interest expense, net	(980)	(925)
Loss on extinguishment of debt	(27)	—
Gain (loss) on financial instruments, net	(318)	37
Other pension benefits, net	10	9
Other income (expense), net	9	(110)
	(1,306)	(989)

Income before income taxes	496	436
Income tax expense	(29)	(119)
Consolidated net income	467	317
Less: Net income attributable to noncontrolling interests	(71)	(64)
Net income attributable to Charter shareholders	$396	$253

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$1.91	$1.13
Diluted	$1.86	$1.11

Weighted average common shares outstanding, basic	207,831,305	224,630,122
Weighted average common shares outstanding, diluted	212,810,613	227,595,365

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in millions)
Unaudited

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Charter Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity
BALANCE, December 31, 2019	$—	$—	$31,405	$40	$—	$—	$31,445	$7,366	$38,811
Consolidated net income	—	—	—	396	—	—	396	71	467
Stock compensation expense	—	—	90	—	—	—	90	—	90
Exercise of stock options	—	—	93	—	—	—	93	—	93
Issuance of equity	—	—	23	—	—	—	23	—	23
Purchases of treasury stock	—	—	—	—	(2,352)	—	(2,352)	—	(2,352)
Purchase of noncontrolling interest, net of tax	—	—	(149)	—	—	—	(149)	(195)	(344)
Change in noncontrolling interest ownership, net of tax	—	—	82	—	—	—	82	(109)	(27)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(39)	(39)
BALANCE, March 31, 2020	$—	$—	$31,544	$436	$(2,352)	$—	$29,628	$7,094	$36,722

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Charter Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity
BALANCE, December 31, 2018	$—	$—	$33,507	$2,780	$—	$(2)	$36,285	$7,987	$44,272
Consolidated net income	—	—	—	253	—	—	253	64	317
Stock compensation expense	—	—	85	—	—	—	85	—	85
Exercise of stock options	—	—	44	—	—	—	44	—	44
Purchases of treasury stock	—	—	—	—	(940)	—	(940)	—	(940)
Purchase of noncontrolling interest, net of tax	—	—	(15)	—	—	—	(15)	(74)	(89)
Change in noncontrolling interest ownership, net of tax	—	—	22	—	—	—	22	(29)	(7)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(39)	(39)
BALANCE, March 31, 2019	$—	$—	$33,643	$3,033	$(940)	$(2)	$35,734	$7,909	$43,643

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$467	$317
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	2,497	2,550
Stock compensation expense	90	85
Noncash interest income, net	(12)	(55)
Other pension benefits, net	(10)	(9)
Loss on extinguishment of debt	27	—
(Gain) loss on financial instruments, net	318	(37)
Deferred income taxes	(14)	81
Other, net	(20)	98
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	136	155
Prepaid expenses and other assets	(104)	(300)
Accounts payable, accrued liabilities and other	(155)	(199)
Net cash flows from operating activities	3,220	2,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,461)	(1,665)
Change in accrued expenses related to capital expenditures	(388)	(376)
Real estate investments through variable interest entities	(38)	(39)
Other, net	37	—
Net cash flows from investing activities	(1,850)	(2,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	4,339	6,884
Repayments of long-term debt	(3,589)	(5,572)
Payments for debt issuance costs	(41)	(25)
Issuance of equity	23	—
Purchase of treasury stock	(2,352)	(940)
Proceeds from exercise of stock options	93	44
Purchase of noncontrolling interest	(393)	(93)
Distributions to noncontrolling interest	(39)	(39)
Other, net	(24)	(4)
Net cash flows from financing activities	(1,983)	255

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(613)	861
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	3,549	765
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$2,936	$1,626

CASH PAID FOR INTEREST	$1,050	$966
CASH PAID FOR TAXES	$19	$4

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

1. Organization and Basis of Presentation

Organization

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter,” or the “Company”) is a leading broadband connectivity company and cable operator. Over an advanced communications network, the Company offers a full range of state-of-the-art residential and business services including Spectrum Internet, TV, Mobile and Voice. For small and medium-sized companies, Spectrum Business® delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise provides highly customized, fiber-based solutions. Spectrum Reach® delivers tailored advertising and production for the modern media landscape. The Company also distributes award-winning news coverage, sports and high-quality original programming to its customers through Spectrum Networks and Spectrum Originals.

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

Certain prior period amounts have been reclassified to conform with the 2020 presentation.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

2. Franchises, Goodwill and Other Intangible Assets

Indefinite-lived and finite-lived intangible assets consist of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises	$67,322	$—	$67,322	$67,322	$—	$67,322
Goodwill	29,554	—	29,554	29,554	—	29,554
Trademarks	159	—	159	159	—	159
	$97,035	$—	$97,035	$97,035	$—	$97,035

Finite-lived intangible assets:
Customer relationships	$18,230	$(11,275)	$6,955	$18,230	$(10,777)	$7,453
Other intangible assets	405	(132)	273	405	(122)	283
	$18,635	$(11,407)	$7,228	$18,635	$(10,899)	$7,736

Amortization expense related to customer relationships and other intangible assets for the three months ended March 31, 2020 and 2019 was $508 million and $578 million, respectively.
The Company expects amortization expense on its finite-lived intangible assets will be as follows:

Nine months ended December 31, 2020	$1,366
2021	1,599
2022	1,329
2023	1,072
2024	821
Thereafter	1,041
$7,228

Actual amortization expense in future periods will differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

3. Investments

Real Estate Investments through Variable Interest Entities

In July 2018, the Company's build-to-suit lease arrangement with a single-asset special purpose entity ("SPE") to build a new Charter headquarters in Stamford, Connecticut obtained all approvals and was made effective. The SPE obtained a first-lien mortgage note to finance the construction with fixed monthly payments through July 15, 2035 with a 5.612% coupon interest rate. All payments of the mortgage note are guaranteed by Charter. The initial term of the lease is 15 years commencing August 1, 2020, with no termination options. At the end of the lease term there is a mirrored put option for the SPE to sell the property to Charter and call option for Charter to purchase the property for a fixed purchase price. As the Company has determined the SPE is a variable interest entity ("VIE") of which it became the primary beneficiary upon the effectiveness of

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

the arrangement, the Company has consolidated the assets and liabilities of the SPE in its consolidated balance sheets as of March 31, 2020 and December 31, 2019 as follows.

	March 31, 2020	December 31, 2019
Assets
Restricted cash	$28	$66
Property, plant and equipment	$335	$295
Liabilities
Current liabilities	$13	$11
Other long-term liabilities	$350	$350

Property, plant and equipment includes land, a parking garage and building construction costs, including the capitalization of qualifying interest. As of March 31, 2020 and December 31, 2019, other long-term liabilities include $337 million and $339 million, respectively, in VIE's mortgage note liability and $13 million and $11 million, respectively, in liability-classified noncontrolling interest recorded at amortized cost with accretion towards settlement of the put/call option in the lease.

The consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 includes a decrease to restricted cash of $38 million and $39 million, respectively, primarily related to building construction costs.

Equity Investments

The Company recorded impairments on equity investments of approximately $110 million during the three months ended March 31, 2019 which were recorded in other income (expense), net in the consolidated statements of operations.

4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Accounts payable – trade	$733	$786
Deferred revenue	477	460
Accrued liabilities:
Programming costs	2,133	2,042
Labor	869	1,028
Capital expenditures	1,029	1,441
Interest	1,005	1,052
Taxes and regulatory fees	511	537
Property and casualty	468	458
Operating lease liabilities	218	214
Other	867	867
	$8,310	$8,885

5. Leases

Operating lease expenses were $108 million and $107 million for the three months ended March 31, 2020 and 2019, respectively, inclusive of $35 million and $36 million for the three months ended March 31, 2020 and 2019, respectively, of both short-term lease costs and variable lease costs that were not included in the measurement of operating lease liabilities.

Cash paid for amounts included in the measurement of operating lease liabilities, recorded as operating cash flows in the statements of cash flows, were $73 million and $71 million, for the three months ended March 31, 2020 and 2019, respectively. Operating lease right-of-use assets obtained in exchange for operating lease obligations were $65 million and $56 million for the three months ended March 31, 2020 and 2019, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Supplemental balance sheet information related to leases is as follows.

	March 31, 2020	December 31, 2019

Operating lease right-of-use assets:
Included within other noncurrent assets	$1,096	$1,092

Operating lease liabilities:
Current portion included within accounts payable and accrued liabilities	$218	$214
Long-term portion included within other long-term liabilities	984	979
	$1,202	$1,193

Weighted average remaining lease term for operating leases	6.6 years	6.6 years
Weighted average discount rate for operating leases	4.3%	4.4%

Maturities of lease liabilities are as follows.

Operating leases
Nine months ended December 31, 2020	$195
2021	267
2022	229
2023	201
2024	164
Thereafter	412
Undiscounted lease cash flow commitments	1,468
Reconciling impact from discounting	(266)
Lease liabilities on consolidated balance sheet as of March 31, 2020	$1,202

The Company has $60 million and $62 million of finance lease liabilities recognized in the consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively, included within accounts payable and accrued liabilities and other long-term liabilities. The related finance lease right-of-use assets are recorded in property, plant and equipment, net. The Company’s finance leases were not considered material for further supplemental lease disclosures.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

6. Long-Term Debt
Long-term debt consists of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
5.250% senior notes due September 30, 2022	1,105	1,097	1,250	1,241
5.125% senior notes due February 15, 2023	—	—	1,000	995
4.000% senior notes due March 1, 2023	500	497	500	497
5.125% senior notes due May 1, 2023	1,105	1,101	1,150	1,145
5.750% senior notes due September 1, 2023	—	—	500	497
5.750% senior notes due January 15, 2024	—	—	150	149
5.875% senior notes due April 1, 2024	1,700	1,691	1,700	1,690
5.375% senior notes due May 1, 2025	750	746	750	746
5.750% senior notes due February 15, 2026	2,500	2,472	2,500	2,471
5.500% senior notes due May 1, 2026	1,500	1,491	1,500	1,491
5.875% senior notes due May 1, 2027	800	796	800	796
5.125% senior notes due May 1, 2027	3,250	3,223	3,250	3,222
5.000% senior notes due February 1, 2028	2,500	2,469	2,500	2,469
5.375% senior notes due June 1, 2029	1,500	1,501	1,500	1,501
4.750% senior notes due March 1, 2030	3,050	3,041	3,050	3,041
4.500% senior notes due August 15, 2030	2,750	2,750	—	—
4.500% senior notes due May 1, 2032	1,400	1,387	—	—
Charter Communications Operating, LLC:
3.579% senior notes due July 23, 2020	2,000	1,998	2,000	1,997
4.464% senior notes due July 23, 2022	3,000	2,988	3,000	2,987
Senior floating rate notes due February 1, 2024	900	902	900	902
4.500% senior notes due February 1, 2024	1,100	1,093	1,100	1,093
4.908% senior notes due July 23, 2025	4,500	4,472	4,500	4,471
3.750% senior notes due February 15, 2028	1,000	988	1,000	987
4.200% senior notes due March 15, 2028	1,250	1,241	1,250	1,240
5.050% senior notes due March 30, 2029	1,250	1,241	1,250	1,241
6.384% senior notes due October 23, 2035	2,000	1,983	2,000	1,982
5.375% senior notes due April 1, 2038	800	786	800	786
6.484% senior notes due October 23, 2045	3,500	3,467	3,500	3,467
5.375% senior notes due May 1, 2047	2,500	2,506	2,500	2,506
5.750% senior notes due April 1, 2048	2,450	2,391	2,450	2,391
5.125% senior notes due July 1, 2049	1,250	1,240	1,250	1,240
4.800% senior notes due March 1, 2050	2,800	2,797	2,800	2,798
6.834% senior notes due October 23, 2055	500	495	500	495
Credit facilities	10,357	10,279	10,427	10,345
Time Warner Cable, LLC:
5.000% senior notes due February 1, 2020	—	—	1,500	1,503
4.125% senior notes due February 15, 2021	700	709	700	711
4.000% senior notes due September 1, 2021	1,000	1,018	1,000	1,021

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

5.750% sterling senior notes due June 2, 2031 (a)	776	830	828	886
6.550% senior debentures due May 1, 2037	1,500	1,673	1,500	1,675
7.300% senior debentures due July 1, 2038	1,500	1,770	1,500	1,772
6.750% senior debentures due June 15, 2039	1,500	1,711	1,500	1,713
5.875% senior debentures due November 15, 2040	1,200	1,254	1,200	1,255
5.500% senior debentures due September 1, 2041	1,250	1,258	1,250	1,258
5.250% sterling senior notes due July 15, 2042 (b)	807	779	861	831
4.500% senior debentures due September 15, 2042	1,250	1,143	1,250	1,142
Time Warner Cable Enterprises LLC:
8.375% senior debentures due March 15, 2023	1,000	1,137	1,000	1,148
8.375% senior debentures due July 15, 2033	1,000	1,281	1,000	1,284
Total debt	79,050	79,692	78,416	79,078
Less current portion:
5.000% senior notes due February 1, 2020	—	—	(1,500)	(1,503)
3.579% senior notes due July 23, 2020	(2,000)	(1,998)	(2,000)	(1,997)
4.125% senior notes due February 15, 2021	(700)	(709)	—	—
5.250% senior notes due September 30, 2022	(1,105)	(1,097)	—	—
5.125% senior notes due May 1, 2023	(1,105)	(1,101)	—	—
Long-term debt	74,140	74,787	74,916	75,578

(a)Principal amount includes £625 million remeasured at $776 million and $828 million as of March 31, 2020 and December 31, 2019, respectively, using the exchange rate at the respective dates.
(b)Principal amount includes £650 million remeasured at $807 million and $861 million as of March 31, 2020 and December 31, 2019, respectively, using the exchange rate at the respective dates.

The accreted values presented in the table above represent the principal amount of the debt adjusted for original issue discount or premium at the time of sale, deferred financing costs, and, in regards to debt assumed in acquisitions, fair value premium adjustments as a result of applying acquisition accounting plus the accretion of those amounts to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. In regards to the fixed-rate British pound sterling denominated notes (the “Sterling Notes”), the principal amount of the debt and any premium or discount is remeasured into US dollars as of each balance sheet date. See Note 9. The Company has availability under the Charter Operating credit facilities of approximately $4.7 billion as of March 31, 2020.

In February 2020, CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp. jointly issued $1.65 billion aggregate principal amount of 4.500% senior unsecured notes due 2030 at par and in March 2020, an additional $1.1 billion of the same series of notes were issued at a price of 102.5% of the aggregate principal amount. Also in March 2020, CCO Holdings and CCO Holdings Capital Corp. issued $1.4 billion aggregate principal amount of 4.500% senior unsecured notes due 2032 at par. The net proceeds were or will be used to pay related fees and expenses and for general corporate purposes, including repaying certain indebtedness, including repayment of all of CCO Holdings' 5.250% senior notes due September 30, 2022, 5.125% senior notes due February 15, 2023, 5.125% senior notes due May 1, 2023, 5.750% senior notes due September 1, 2023 and 5.750% senior notes due January 15, 2024, as well as to fund potential buybacks of Charter Class A common stock and Charter Holdings common units. The Company recorded a loss on extinguishment of debt of $27 million during the three months ended March 31, 2020 related to these transactions.

The CCO Holdings notes are senior debt obligations of CCO Holdings and CCO Holdings Capital and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital. They are structurally subordinated to all obligations of subsidiaries of CCO Holdings.

CCO Holdings may redeem some or all of the notes at any time at a premium. Beginning in 2028 and 2029, the optional redemption price declines to 100% of the principal amount, plus accrued and unpaid interest, if any.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

In addition, at any time prior to varying dates in 2023, CCO Holdings may redeem up to 40% of the aggregate principal amount of the notes at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met. In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

In April 2020, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.6 billion aggregate principal amount of 2.800% senior secured notes due April 2031 at a price of 99.561% of the aggregate principal amount and $1.4 billion aggregate principal amount of 3.700% senior secured notes due April 2051 at a price of 99.217% of the aggregate principal amount. The net proceeds will be used to pay related fees and expenses and for general corporate purposes.

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

7. Common Stock

The following represents the Company's purchase of Charter Class A common stock and the effect on the consolidated statements of cash flows during the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020		2019
	Shares	$	Shares	$
Share buybacks	4,452,549	$2,176	2,615,717	$870
Income tax withholding	335,654	176	214,615	70
Exercise cost	241,752		94,219
	5,029,955	$2,352	2,924,551	$940

As of March 31, 2020, Charter had remaining board authority to purchase an additional $286 million of Charter’s Class A common stock and/or Charter Holdings common units. The Company also withholds shares of its Class A common stock in payment of income tax withholding owed by employees upon vesting of equity awards as well as exercise costs owed by employees upon exercise of stock options.

In 2019, Charter’s board of directors approved the retirement of the then currently held treasury stock and those shares were retired as of December 31, 2019. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders’ equity.

In March 2020, pursuant to the terms of the Amended and Restated Stockholders Agreement with Liberty Broadband Corporation (“Liberty Broadband”), Advance/Newhouse Partnership (“A/N”) and Charter, dated May 23, 2015, Charter, Liberty and A/N closed on transactions in which Liberty Broadband and A/N exercised their preemptive right to purchase 35,112 and 20,182 shares, respectively, of Charter Class A common stock for a total purchase price of approximately $23 million.

8. Noncontrolling Interests

Noncontrolling interests represents consolidated subsidiaries of which the Company owns less than 100%. The Company is a holding company whose principal asset is a controlling equity interest in Charter Holdings, the indirect owner of the

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Company’s cable systems. Noncontrolling interests on the Company’s balance sheet consist primarily of A/N's equity interests in Charter Holdings, which is comprised of a common ownership interest and a convertible preferred ownership interest.

Net income of Charter Holdings attributable to A/N’s common noncontrolling interest for financial reporting purposes is based on the effective common ownership interest of approximately 8%, and was $33 million and $26 million for the three months ended March 31, 2020 and 2019, respectively. Net income of Charter Holdings attributable to A/N's preferred noncontrolling interest for financial reporting purposes is based on the preferred dividend which was $38 million for each of the three months ended March 31, 2020 and 2019.

The following table represents Charter Holdings' purchase of Charter Holdings common units from A/N pursuant to the Letter Agreement (see Note 18) and the effect on total shareholders' equity during the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Number of units purchased	795,607	302,942
Average price per unit	$494.54	$308.42
Amount of units purchased	$393	$93
Decrease in noncontrolling interest based on carrying value	$(195)	$(74)
Decrease in additional paid-in-capital, net of tax	$(149)	$(15)

Total shareholders' equity was also adjusted during the three months ended March 31, 2020 and 2019 due to the changes in Charter Holdings' ownership as follows.

	Three Months Ended March 31,
	2020	2019
Decrease in noncontrolling interest	$(109)	$(29)
Increase in additional paid-in-capital, net of tax	$82	$22

9.  Accounting for Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage foreign exchange risk on the Sterling Notes, and does not hold or issue derivative instruments for speculative trading purposes.

Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The Company is required to post collateral on the cross-currency derivative instruments when the derivative contracts are in a liability position. In April 2019, the Company entered into a collateral holiday agreement for 60% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years, as well as a ten year collateral cap on the remaining 40% of the cross-currency swaps which limits the required collateral posting on that 40% of the cross-currency swaps to $150 million. The fair value of the Company's cross-currency derivatives was $650 million and $224 million and is included in other long-term liabilities on its consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The effect of financial instruments on the consolidated statements of operations is presented in the table below.

	Three Months Ended March 31,
	2020	2019
Gain (Loss) on Financial Instruments, Net:
Change in fair value of cross-currency derivative instruments	$(426)	$77
Foreign currency remeasurement of Sterling Notes to U.S. dollars	108	(40)
	$(318)	$37

10. Fair Value Measurements

Accounting guidance establishes a three-level hierarchy for disclosure of fair value measurements, based on the transparency of inputs to the valuation of an asset or liability as of the measurement date, as follows:

•Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of March 31, 2020 and December 31, 2019 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, restricted cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Financial instruments accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy include the Company's cross-currency derivative instruments and were valued at $650 million and $224 million as of March 31, 2020 and December 31, 2019, respectively.

The estimated fair value of the Company’s senior notes and debentures as of March 31, 2020 and December 31, 2019 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2. The carrying amount of the consolidated variable interest entity's mortgage note liability approximates fair value.

A summary of the carrying value and fair value of debt as of March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes and debentures	$69,413	$72,108	$68,733	$74,938
Credit facilities	$10,279	$9,610	$10,345	$10,448

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

11. Revenues

The Company’s revenues by product line are as follows:

	Three Months Ended March 31,
	2020	2019
Internet	$4,407	$4,024
Video	4,422	4,384
Voice	457	504
Residential revenue	9,286	8,912

Small and medium business	996	945
Enterprise	622	643
Commercial revenue	1,618	1,588

Advertising sales	365	345
Mobile	258	140
Other	211	221
	$11,738	$11,206

12.  Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended March 31,
	2020	2019
Programming	$2,892	$2,865
Regulatory, connectivity and produced content	551	561
Costs to service customers	1,848	1,822
Marketing	766	735
Mobile	374	260
Other	1,001	993
	$7,432	$7,236

Programming costs consist primarily of costs paid to programmers for basic, premium, digital, video on demand and pay-per-view programming. Regulatory, connectivity and produced content costs represent payments to franchise and regulatory authorities, costs directly related to providing Internet, video and voice services as well as payments for sports, local and news content produced by the Company. Included in regulatory, connectivity and produced content costs is content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games, which are recorded as games are exhibited over the applicable season. Costs to service customers include costs related to field operations, network operations and customer care for the Company’s residential and small and medium business customers, including internal and third-party labor for the non-capitalizable portion of installations, service and repairs, maintenance, bad debt expense, billing and collection, occupancy and vehicle costs. Marketing costs represent the costs of marketing to current and potential commercial

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

and residential customers including labor costs. Mobile costs represent costs associated with the Company's mobile service such as device and service costs, marketing, sales and commissions, retail stores, personnel costs and taxes, among others. Other includes corporate overhead, advertising sales expenses, indirect costs associated with the Company’s enterprise business customers and regional sports and news networks, property tax and insurance expense and stock compensation expense, among others.

13.  Other Operating (Income) Expenses, Net

Other operating expenses, net consist of the following for the periods presented:

	Three Months Ended March 31,
	2020	2019
Special charges, net	$16	(4)
(Gain) loss on sale of assets, net	(9)	(1)
	$7	$(5)

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended March 31,
	2020	2019
Stock options	1,253,700	1,750,900
Restricted stock units	408,300	673,700

Charter stock options and restricted stock units generally cliff vest three years from the date of grant. Certain stock options and restricted stock units vest based on achievement of stock price hurdles. Stock options generally expire ten years from the grant date and restricted stock units have no voting rights. Restricted stock generally vests one year from the date of grant.

As of March 31, 2020, total unrecognized compensation remaining to be recognized in future periods totaled $307 million for stock options, $0.2 million for restricted stock and $358 million for restricted stock units and the weighted average period over which they are expected to be recognized is two years for stock options, one month for restricted stock and two years for restricted stock units.

The Company recorded stock compensation expense of $90 million and $85 million for the three months ended March 31, 2020 and 2019, respectively, which is included in operating costs and expenses.

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

The Company recorded income tax expense of $29 million and $119 million for the three months ended March 31, 2020 and 2019, respectively. Income tax expense decreased during the three months ended March 31, 2020 compared to the corresponding period in 2019 primarily as a result of increased recognition of excess tax benefits resulting from share-based compensation during 2020 and an internal entity simplification that increased expense in 2019.

On March 18, 2020, the Families First Coronavirus Response Act ("FFCR Act"), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous tax provisions, such as deferring payroll payments, establishing a credit for the retention of certain employees, relaxing limitations on the deductibility of interest, and updating the definition of qualified improvement property. This legislation currently has no material impact to the Company’s financial statements.

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

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination. The Company has recorded unrecognized tax benefits totaling approximately $244 million and $230 million, excluding interest and penalties, as of March 31, 2020 and December 31, 2019, respectively. The Company does not currently anticipate that its reserve for uncertain tax positions will significantly increase or decrease during 2020; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision.

No tax years for Charter are currently under examination by the Internal Revenue Service ("IRS") for income tax purposes. Charter's 2016 through 2019 tax years remain open for examination and assessment. Charter’s short period return dated May 17, 2016 (prior to the Time Warner Cable Inc. ("TWC") and Bright House Networks, LLC ("Bright House") transactions) and prior years remain open solely for purposes of examination of Charter’s loss and credit carryforwards. The IRS is currently examining Charter Holdings’ income tax return for 2016. Charter Holdings’ 2017 through 2019 tax years remain open for examination and assessment. The IRS is currently examining TWC’s income tax returns for 2011 through 2014. TWC’s tax year 2015 remains subject to examination and assessment. Prior to TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009, TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS has examined Time Warner’s 2008 through 2010 income tax returns and the results are under appeal. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations during the three months ended March 31, 2020, nor does the Company anticipate a material impact in the future.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

16. Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to Charter shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the impact of potentially dilutive securities using the treasury stock and if-converted methods and is based on the weighted average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock, restricted stock units, equity awards with market conditions and Charter Holdings convertible preferred units and common units. Charter Holdings common and convertible preferred units of 27 million and 31 million for the three months ended March 31, 2020 and 2019, respectively, were not included in the computation of diluted earnings per share as their effect would have been antidilutive. The following is the computation of diluted earnings per common share for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income attributable to Charter shareholders	$396	$253

Denominator:
Weighted average common shares outstanding, basic	207,831,305	224,630,122
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans	4,979,308	2,965,243
Weighted average common shares outstanding, diluted	212,810,613	227,595,365

Basic earnings per common share attributable to Charter shareholders	$1.91	$1.13
Diluted earnings per common share attributable to Charter shareholders	$1.86	$1.11

17.     Comprehensive Income

Comprehensive income equaled net income attributable to Charter shareholders for each of the three months ended March 31, 2020 and 2019.

18.     Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers, and affiliates of the Company are involved.

Liberty Broadband and A/N

Under the terms of the Amended and Restated Stockholders Agreement with Liberty Broadband, A/N and Charter, dated May 23, 2015, the number of Charter’s directors is fixed at 13, and includes its CEO. Two designees selected by A/N are members of the board of directors of Charter and three designees selected by Liberty Broadband are members of the board of directors of Charter. The remaining eight directors are not affiliated with either A/N or Liberty Broadband. Each of A/N and Liberty Broadband is entitled to nominate at least one director to each of the committees of Charter’s board of directors, subject to applicable stock exchange listing rules and certain specified voting or equity ownership thresholds for each of A/N and Liberty Broadband, and provided that the Nominating and Corporate Governance Committee and the Compensation and Benefit Committee each have at least a majority of directors independent from A/N, Liberty Broadband and Charter (referred to as the “unaffiliated directors”). Each of the Nominating and Corporate Governance Committee and the Compensation and Benefits Committee is currently comprised of three unaffiliated directors and one designee of each of A/N and Liberty Broadband. A/N and Liberty Broadband also have certain other committee designation and other governance rights. Mr. Thomas Rutledge, the Company’s CEO, is the chairman of the board of Charter.

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

The Company is aware that Dr. John Malone, a director emeritus of Charter and Chairman of the board of directors and holder of 48.8% of voting interest in Liberty Broadband, may be deemed to have a 40.9% voting interest in Qurate Retail, Inc. ("Qurate") and is on the board of directors of Qurate. Qurate wholly owns HSN, Inc. (“HSN”) and QVC, Inc. (“QVC”). The Company has programming relationships with HSN and QVC. For each of the three months ended March 31, 2020 and 2019, the Company recorded revenue in aggregate of approximately $12 million from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company’s footprint.

Dr. Malone and Mr. Steven Miron, a member of Charter’s board of directors, also serve on the board of directors of Discovery Communications, Inc., (“Discovery”). The Company is aware that Dr. Malone owns 1.2% of the series A common stock, 93.6% of the series B common stock and 3.6% of the series C common stock of Discovery and has a 27.9% voting interest in Discovery for the election of directors. The Company is aware that Advance/Newhouse Programming Partnership (“A/N PP”), an affiliate of A/N and of which Mr. Miron is the CEO, owns 100% of the Series A-1 preferred stock of Discovery and 100% of the Series C-1 preferred stock of Discovery and has a 23.9% voting interest for matters other than the election of directors. A/N PP also has the right to appoint three directors out of a total of twelve directors to Discovery’s board. The Company purchases programming from Discovery. Based on publicly available information, the Company does not believe that Discovery would currently be considered a related party. The amount paid in the aggregate to Discovery represents less than 2% of total operating costs and expenses for the three months ended March 31, 2020 and 2019.

Equity Investments

The Company has agreements with certain equity investees pursuant to which the Company has made or received related party transaction payments. The Company recorded payments to equity investees totaling $63 million and $86 million during the three months ended March 31, 2020 and 2019, respectively.

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

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the United States District Court for the District of Kansas alleging that TWC infringed certain U.S. patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. At the trial, the jury returned a verdict of $140 million against TWC and further concluded that TWC had willfully infringed Sprint’s patents. The court subsequently declined to enhance the damage award as a result of the purported willful infringement and awarded Sprint an additional $6 million, representing pre-judgment interest on the damages award. The Company has now paid the verdict, interest and costs in full. The Company continues to pursue indemnity from one of its vendors and has brought a patent suit against Sprint (TC Tech, LLC v. Sprint) in the United States District Court for the District of Delaware implicating Sprint's LTE technology.  The ultimate outcomes of the pursuit of indemnity against the Company’s

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

vendor and the TC Tech litigation cannot be predicted. The Company does not expect the outcome of its indemnity claim nor the outcome of the TC Tech litigation will have a material adverse effect on its operations or financial condition.

Sprint filed a second patent suit against Charter and Bright House Networks, LLC on December 2, 2017 in the United States District Court for the District of Delaware. This suit alleges infringement of 11 patents related to the Company's provision of VoIP services (ten of which were asserted against Legacy TWC in the matter described above).

On February 18, 2020 Sprint filed a lawsuit against Charter, Bright House, and TWC in the District Court for Johnson County, Kansas. Sprint alleges that Charter misappropriated trade secrets from Sprint years ago through employees hired by Bright House. Sprint asserts that the alleged trade secrets relate to the VoIP business of Charter and Bright House. Charter has removed this case to the United States District Court for the District of Kansas.

Sprint filed a third patent suit against Charter on May 17, 2018 in the United States District Court for the Eastern District of Virginia. This suit alleges infringement of two patents related to the Company's video on demand services. The court transferred this case to the United States District Court for the District of Delaware on December 20, 2018 pursuant to an agreement between the parties.

While the Company is vigorously defending these suits and is unable to predict the outcome of the Sprint lawsuits, the Company does not expect that the litigation will have a material effect on its operations, financial condition, or cash flows.

In addition to the Sprint litigation described above, the Company is a defendant or co-defendant in several additional lawsuits involving alleged infringement of various intellectual property relating to various aspects of its businesses. Other industry participants are also defendants in certain of these cases or related cases. In the event that a court ultimately determines that the Company infringes on any intellectual property, the Company may be subject to substantial damages and/or an injunction that could require the Company or its vendors to modify certain products and services the Company offers to its subscribers, as well as negotiate royalty or license agreements with respect to the intellectual property at issue. While the Company believes the lawsuits are without merit and intends to defend the actions vigorously, no assurance can be given that any adverse outcome would not be material to the Company’s consolidated financial condition, results of operations, or liquidity. The Company cannot predict the outcome of any such claims nor can it reasonably estimate a range of possible loss.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The components of net periodic pension benefit (costs) for the three months ended March 31, 2020 and 2019 are recorded in other pension benefits, net in the consolidated statements of operations and consisted of the following:

	Three Months Ended March 31,
	2020	2019
Interest cost	$(28)	$(32)
Expected return on plan assets	38	41
Net periodic pension benefits	$10	$9

The Company made no cash contributions to the qualified pension plans during the three months ended March 31, 2020 and 2019; however, the Company may make discretionary cash contributions to the qualified pension plans in the future. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified unfunded pension plan, the Company will continue to make contributions during 2020 to the extent benefits are paid.

21.     Recently Issued Accounting Standards

Accounting Standards Adopted January 1, 2020

ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”)

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be assessed for impairment under the current expected credit loss model rather than an incurred loss model. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount.  The primary financial assets of the Company in scope of ASU 2016-13 include accounts receivables and equipment installment plan notes receivables.  The Company adopted ASU 2016-13 on January 1, 2020. The adoption of ASU 2016-13 did not have a material impact to the Company's consolidated financial statements.

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

ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”)

In December 2019, the FASB issued ASU 2019-12, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. The Company elected to early adopt ASU 2019-12 on January 1, 2020. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.

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

Comprehensive income equaled net income attributable to Charter shareholders for the three months ended March 31, 2020 and 2019. Condensed consolidating financial statements as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of March 31, 2020

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$248	$200	$2,460	$—	$2,908
Accounts receivable, net	—	34	—	2,057	—	2,091
Receivables from related party	18	143	41	—	(202)	—
Prepaid expenses and other current assets	4	57	—	699	—	760
Total current assets	22	482	241	5,216	(202)	5,759

RESTRICTED CASH	—	28	—	—	—	28

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	719	—	33,377	—	34,096
Customer relationships, net	—	—	—	6,955	—	6,955
Franchises	—	—	—	67,322	—	67,322
Goodwill	—	—	—	29,554	—	29,554
Total investment in cable properties, net	—	719	—	137,208	—	137,927

INVESTMENT IN SUBSIDIARIES	47,193	53,157	76,925	—	(177,275)	—
LOANS RECEIVABLE – RELATED PARTY	278	727	567	—	(1,572)	—
OTHER NONCURRENT ASSETS	2	372	—	2,464	—	2,838

Total assets	$47,495	$55,485	$77,733	$144,888	$(179,049)	$146,552

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$26	$656	$314	$7,314	$—	$8,310
Payables to related party	—	—	—	202	(202)	—
Current portion of long-term debt	—	—	2,198	2,707	—	4,905
Total current liabilities	26	656	2,512	10,223	(202)	13,215

LONG-TERM DEBT	—	—	22,064	52,723	—	74,787
LOANS PAYABLE – RELATED PARTY	—	—	—	1,572	(1,572)	—
DEFERRED INCOME TAXES	17,591	19	—	55	—	17,665
OTHER LONG-TERM LIABILITIES	250	545	—	3,368	—	4,163

SHAREHOLDERS’/MEMBER’S EQUITY
Controlling interest	29,628	47,193	53,157	76,925	(177,275)	29,628
Noncontrolling interests	—	7,072	—	22	—	7,094
Total shareholders’/member’s equity	29,628	54,265	53,157	76,947	(177,275)	36,722

Total liabilities and shareholders’/member’s equity	$47,495	$55,485	$77,733	$144,888	$(179,049)	$146,552

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2019

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$234	$500	$2,749	$—	$3,483
Accounts receivable, net	1	31	—	2,195	—	2,227
Receivables from related party	34	264	59	—	(357)	—
Prepaid expenses and other current assets	10	40	—	711	—	761
Total current assets	45	569	559	5,655	(357)	6,471

RESTRICTED CASH	—	66	—	—	—	66

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	683	—	33,908	—	34,591
Customer relationships, net	—	—	—	7,453	—	7,453
Franchises	—	—	—	67,322	—	67,322
Goodwill	—	—	—	29,554	—	29,554
Total investment in cable properties, net	—	683	—	138,237	—	138,920

INVESTMENT IN SUBSIDIARIES	49,024	55,266	76,409	—	(180,699)	—
LOANS RECEIVABLE – RELATED PARTY	260	699	545	—	(1,504)	—
OTHER NONCURRENT ASSETS	2	378	—	2,351	—	2,731

Total assets	$49,331	$57,661	$77,513	$146,243	$(182,560)	$148,188

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$18	$725	$296	$7,846	$—	$8,885
Payables to related party	—	—	—	357	(357)	—
Current portion of long-term debt	—	—	—	3,500	—	3,500
Total current liabilities	18	725	296	11,703	(357)	12,385

LONG-TERM DEBT	—	—	21,951	53,627	—	75,578
LOANS PAYABLE – RELATED PARTY	—	—	—	1,504	(1,504)	—
DEFERRED INCOME TAXES	17,641	15	—	55	—	17,711
OTHER LONG-TERM LIABILITIES	227	554	—	2,922	—	3,703

SHAREHOLDERS’/MEMBER’S EQUITY
Controlling interest	31,445	49,024	55,266	76,409	(180,699)	31,445
Noncontrolling interests	—	7,343	—	23	—	7,366
Total shareholders’/member’s equity	31,445	56,367	55,266	76,432	(180,699)	38,811

Total liabilities and shareholders’/member’s equity	$49,331	$57,661	$77,513	$146,243	$(182,560)	$148,188

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the three months March 31, 2020

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
REVENUES	$13	$303	$—	$11,736	$(314)	$11,738

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	13	278	—	7,452	(311)	7,432
Depreciation and amortization	—	4	—	2,493	—	2,497
Other operating expense, net	—	—	—	10	(3)	7
	13	282	—	9,955	(314)	9,936
Income from operations	—	21	—	1,781	—	1,802

OTHER INCOME (EXPENSES):
Interest income (expense), net	5	7	(297)	(695)	—	(980)
Loss on extinguishment of debt	—	—	(27)	—	—	(27)
Loss on financial instruments, net	—	—	—	(318)	—	(318)
Other pension benefits, net	—	—	—	10	—	10
Other income (expense), net	—	(2)	—	11	—	9
Equity in income of subsidiaries	405	459	783	—	(1,647)	—
	410	464	459	(992)	(1,647)	(1,306)

Income before income taxes	410	485	459	789	(1,647)	496
Income tax expense	(14)	(9)	—	(6)	—	(29)
Consolidated net income	396	476	459	783	(1,647)	467
Less: Net income attributable to noncontrolling interests	—	(71)	—	—	—	(71)
Net income	$396	$405	$459	$783	$(1,647)	$396

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the three months ended March 31, 2019

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
REVENUES	$12	$282	$—	$11,203	$(291)	$11,206

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	12	282	—	7,242	(300)	7,236
Depreciation and amortization	—	3	—	2,547	—	2,550
Other operating income, net	—	(10)	—	(4)	9	(5)
	12	275	—	9,785	(291)	9,781
Income from operations	—	7	—	1,418	—	1,425

OTHER INCOME (EXPENSES):
Interest income (expense), net	3	9	(254)	(683)	—	(925)
Gain on financial instruments, net	—	—	—	37	—	37
Other pension benefits, net	—	—	—	9	—	9
Other expense, net	—	—	—	(110)	—	(110)
Equity in income of subsidiaries	302	350	604	—	(1,256)	—
	305	359	350	(747)	(1,256)	(989)

Income before income taxes	305	366	350	671	(1,256)	436
Income tax expense	(52)	—	—	(67)	—	(119)
Consolidated net income	253	366	350	604	(1,256)	317
Less: Net income attributable to noncontrolling interests	—	(64)	—	—	—	(64)
Net income	$253	$302	$350	$604	$(1,256)	$253

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2020

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$6	$24	$(276)	$3,466	$—	$3,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(1,461)	—	(1,461)
Change in accrued expenses related to capital expenditures	—	—	—	(388)	—	(388)
Real estate investments through variable interest entities	—	(38)	—	—	—	(38)
Contributions to subsidiaries	(117)	(27)	(4,273)	—	4,417	—
Distributions from subsidiaries	2,352	2,685	4,629	—	(9,666)	—
Other, net	—	(2)	—	39	—	37
Net cash flows from investing activities	2,235	2,618	356	(1,810)	(5,249)	(1,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	4,177	162	—	4,339
Repayments of long-term debt	—	—	(1,858)	(1,731)	—	(3,589)
Borrowings (repayments) of loans payable - related parties	(5)	—	—	5	—	—
Payments for debt issuance costs	—	—	(41)	—	—	(41)
Issuance of equity	23	—	—	—	—	23
Purchase of treasury stock	(2,352)	—	—	—	—	(2,352)
Proceeds from exercise of stock options	93	—	—	—	—	93
Purchase of noncontrolling interest	—	(393)	—	—	—	(393)
Distributions to noncontrolling interest	—	(38)	—	(1)	—	(39)
Contributions from parent	—	117	27	4,273	(4,417)	—
Distributions to parent	—	(2,352)	(2,685)	(4,629)	9,666	—
Other, net	—	—	—	(24)	—	(24)
Net cash flows from financing activities	(2,241)	(2,666)	(380)	(1,945)	5,249	(1,983)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	(24)	(300)	(289)	—	(613)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	—	300	500	2,749	—	3,549
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$—	$276	$200	$2,460	$—	$2,936

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2019

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(1)	$—	$(226)	$2,913	$—	$2,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(67)	—	(1,665)	67	(1,665)
Change in accrued expenses related to capital expenditures	—	—	—	(376)	—	(376)
Real estate investments through variable interest entities	—	(39)	—	—	—	(39)
Contribution to subsidiaries	(44)	(9)	(9)	—	62	—
Distributions from subsidiaries	941	1,040	1,266	—	(3,247)	—
Other, net	—	—	—	67	(67)	—
Net cash flows from investing activities	897	925	1,257	(1,974)	(3,185)	(2,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	6,884	—	6,884
Repayments of long-term debt	—	—	—	(5,572)	—	(5,572)
Payments for debt issuance costs	—	—	—	(25)	—	(25)
Purchase of treasury stock	(940)	—	—	—	—	(940)
Proceeds from exercise of stock options	44	—	—	—	—	44
Purchase of noncontrolling interest	—	(93)	—	—	—	(93)
Distributions to noncontrolling interest	—	(38)	—	(1)	—	(39)
Contributions from parent	—	44	9	9	(62)	—
Distributions to parent	—	(941)	(1,040)	(1,266)	3,247	—
Other, net	—	—	—	(4)	—	(4)
Net cash flows from financing activities	(896)	(1,028)	(1,031)	25	3,185	255

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	(103)	—	964	—	861
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	—	465	—	300	—	765
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$—	$362	$—	$1,264	$—	$1,626

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter”) is a leading broadband connectivity company and cable operator serving more than 29 million customers in 41 states through its Spectrum brand. Over an advanced communications network, we offer a full range of state-of-the-art residential and business services including Spectrum Internet, TV, Mobile and Voice. For small and medium-sized companies, Spectrum Business® delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise provides highly customized, fiber-based solutions. Spectrum Reach® delivers tailored advertising and production for the modern media landscape. We also distribute award-winning news coverage, sports and high-quality original programming to our customers through Spectrum Networks and Spectrum Originals.

Charter is a holding company whose principal asset is a controlling equity interest in Charter Communications Holdings, LLC (“Charter Holdings”), an indirect owner of Charter Communications Operating, LLC (“Charter Operating”) under which substantially all of the operations reside. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

Overview

As the COVID-19 pandemic develops and significantly impacts the United States, we have continued to deliver services uninterrupted by the pandemic. Because we have invested significantly in our network and through normal course capacity increases, we expect to be able to continue to respond to the significant increase in network activity from the private and public response to COVID-19. Our front-line service infrastructure in call centers and field operations is experiencing higher service transaction volume and is performing well although we have seen increased wait times for customer calls to our call centers. Much of that increase in activity is being driven by increased demand for our connectivity services to residential, healthcare, government and educational customers. The response to our Remote Education Offer ("REO") pursuant to which new customers with students or educators in the household are eligible to receive our Internet service for free for 60 days has generated 119,000 new Internet accounts in March, while new connects for our residential Internet services, when excluding the REO, were also up in March as compared to March 2019. We are also participating in the Federal Communications Commission's ("FCC") Keep Americans Connected pledge, pausing collection efforts and related disconnects for residential and small and medium business customers with COVID-19 related payment challenges. In addition, we have offered a seasonal plan at reduced rates to small and medium business customers that have temporarily closed or because these customers have reduced their service offerings to their own customers ("SMB Seasonal Plan"). As we do our part as a major provider of Internet services in the United States by, among other things, enabling social distancing through telecommuting and e-learning across our footprint of 41 states, we are focused on promoting the health and safety of our employees and customers. We have invested significantly in our self-service infrastructure, and we are seeing an accelerated adoption by customers of our self-installation and digital self-service capabilities.

However, we cannot predict the ultimate impact of COVID-19 on our business, including the depth and duration of the economic impact to our residential and business customers’ ability to pay for our products and services including the impact of extended unemployment benefits and other stimulus packages and what assistance we may provide to our customers. In addition, there is uncertainty regarding the impact of government emergency declarations, the ability of our suppliers and vendors to provide products and services to us, the pace of new housing construction, changes in business spend in our local and national ad sales business, the effects to our employees’ health and safety and resulting reorientation of our work activities, and the risk of limitations on the deployment and maintenance of our services (including by limiting our customer support and on-site service repairs and installations).

Although the ultimate impact of the COVID-19 pandemic cannot be predicted, we remain focused on driving customer relationship growth by deploying superior products and services packaged with attractive pricing. Further, we expect to continue to drive customer relationship growth through sales of bundled services and improving customer retention despite the expectation for continued losses of video and wireline voice customers. With the completion of our all-digital conversion, roll-out of DOCSIS 3.1 technology across our footprint, and the integration of TWC and Bright House substantially complete, we expect continued lower cable capital intensity in 2020.

Our Spectrum Mobile service is offered to customers subscribing to our Internet service and runs on Verizon's mobile network combined with Spectrum WiFi. In March 2020, we launched 5G service offerings and we expect that, along with broader availability of our Spectrum Mobile bring-your-own-device program, to contribute to the growth of our mobile business. We also continue to explore ways to drive even more mobile traffic to our network. We plan to use our WiFi network in conjunction with additional unlicensed, and potentially licensed, spectrum to improve network performance and expand capacity to offer consumers a superior mobile service at a lower total cost to us. Further, we have experimental wireless licenses from the FCC that we are utilizing to test next generation mobile services in several service areas around the country.

We believe Spectrum-branded mobile services will drive higher sales of our core products, create longer customer lives and increase profitability and cash flow over time. As a result of growth costs associated with our new mobile product line, we cannot be certain that we will be able to grow revenues or maintain our margins at recent historical rates. During the three months ended March 31, 2020 and 2019, our mobile product line increased revenues by $258 million and $140 million, respectively, reduced Adjusted EBITDA by approximately $116 million and $120 million, respectively, and reduced free cash flow by approximately $260 million and $291 million, respectively. As we continue to grow our mobile service and scale the business, we expect continued negative impacts to Adjusted EBITDA, as well as negative working capital impacts from the timing of device-related cash flows when we sell the handset or tablet to customers pursuant to equipment installment plans.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended March 31,
	2020	2019	% Change
Revenues	$11,738	$11,206	4.8%
Adjusted EBITDA	$4,396	$4,055	8.4%
Income from operations	$1,802	$1,425	26.5%

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

Growth in total revenue for the three months ended March 31, 2020 compared to the corresponding prior period was primarily due to growth in our residential Internet, mobile and commercial business customers. Adjusted EBITDA and income from operations growth was impacted by growth in revenue and increases in operating costs and expenses, primarily mobile, marketing and programming. Income from operations was also affected by a decrease in depreciation and amortization expense.

The following table summarizes our customer statistics for Internet, video, mobile and voice as of March 31, 2020 and 2019 (in thousands except per customer data and footnotes).

	Approximate as of
	March 31,
	2020 (a)	2019 (a)
Customer Relationships (b)
Residential	27,745	26,591
Small and Medium Business	1,976	1,863
Total Customer Relationships	29,721	28,454

Residential Primary Service Units (“PSU”)
Internet	25,471	24,023
Video	15,550	15,952
Voice	9,360	10,015

Monthly Residential Revenue per Residential Customer (c)	$112.73	$112.47

Small and Medium Business PSUs
Internet	1,775	1,664
Video	524	509
Voice	1,162	1,072

Monthly Small and Medium Business Revenue per Customer (d)	$168.83	$170.64

Mobile Lines	1,372	310

Enterprise PSUs (e)	269	253

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of March 31, 2020 and 2019, customers include approximately 140,800 and 171,100 customers, respectively, whose accounts were over 60 days past due, approximately 12,500 and 19,500 customers, respectively, whose accounts were over 90 days past due and approximately 8,200 and 20,800 customers, respectively, whose accounts were over 120 days past due. As detailed in the table below, our customer counts include those customers who connected as part of our Remote Education Offer and those customers who we have not disconnected in our normal timelines associated with our Keep Americans Connected pledge.
(b)Customer relationships include the number of customers that receive one or more levels of service, encompassing Internet, video and voice services, without regard to which service(s) such customers receive. Customers who reside in residential multiple dwelling units (“MDUs”) and that are billed under bulk contracts are counted based on the number of billed units within each bulk MDU. Total customer relationships exclude enterprise and mobile-only customer relationships.
(c)Monthly residential revenue per residential customer is calculated as total residential Internet, video and voice quarterly revenue divided by three divided by average residential customer relationships during the respective quarter. Monthly residential revenue per residential customers excludes mobile revenue and customers.
(d)Monthly small and medium business revenue per customer is calculated as total small and medium business quarterly revenue divided by three divided by average small and medium business customer relationships during the respective quarter. Monthly small and medium business revenue per small and medium customer excludes mobile revenue and customers.
(e)Enterprise PSUs represent the aggregate number of fiber service offerings counting each separate service offering at each customer location as an individual PSU.

The table above includes the impact on ending customers of COVID-19 related offers and programs launched by us in the first quarter of 2020 as follows (in thousands).

	Remote Education Offer (a)		Keep Americans Connected (b)	Small and Medium Business Seasonal Plan (c)	Total
Residential
Customer Relationships	119		1	n/a	120
Internet PSUs	119		1	n/a	120
Video PSUs	46	(d)	1	n/a	47
Voice PSUs	34	(d)	—	n/a	34
Mobile Lines	3	(d)	—	n/a	3

Small and Medium Business
Customer Relationships	n/a		—	5	5
Internet PSUs	n/a		—	4	4
Video PSUs	n/a		—	2	2
Voice PSUs	n/a		—	3	3
Mobile Lines	n/a		—	—	—

(a)The REO represents residential customers participating in our free 60-day Internet offer available to households with K-12 and/or college students or educators who are not currently Spectrum Internet customers. These residential customers are generally eligible to purchase additional products and services (i.e., video, voice and mobile) at current promotional rates.
(b)As part of our pledge to the FCC, Keep Americans Connected customers represents customers who would have been disconnected by quarter end as a result of non-payment under our normal policies, but were not disconnected and collection efforts paused due to COVID-19 related payment challenges. As of quarter end, approximately 140,000 residential customers had requested protection from disconnection under the pledge of which 1,000 would have been disconnected for non-payment under our normal policies. At the end of April, 36,000 of those 140,000 customers’ outstanding balance is now fully current, and in total nearly 50% have made partial or full payments since entering disconnection protection. However, at the end of April, 67,000 of those 140,000 customers now have past due balances beyond the point of normal disconnection.
(c)Small and Medium Business Seasonal Plan represents small and medium business customers who have requested a reduced level of service and now pay a reduced price for their service due to temporary business closure or because these customers have reduced their service offering to their own customers.
(d)Customers that connected as part of the REO who have subscribed to products in addition to Spectrum Internet (i.e., video, voice, mobile) during the 60-day free Internet offer. Billings are not deferred for these additional services. Approximately 5,000 and 1,000 of the REO customers were current video and voice customers, respectively.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K. There have been no material changes from the critical accounting policies described in our Form 10-K.

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions, except per share data):

	Three Months Ended March 31,
	2020	2019
Revenues	$11,738	$11,206

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	7,432	7,236
Depreciation and amortization	2,497	2,550
Other operating (income) expenses, net	7	(5)
	9,936	9,781
Income from operations	1,802	1,425

Other Income (Expenses):
Interest expense, net	(980)	(925)
Loss on extinguishment of debt	(27)	—
Gain (loss) on financial instruments, net	(318)	37
Other pension benefits, net	10	9
Other income (expense), net	9	(110)
	(1,306)	(989)

Income before income taxes	496	436
Income tax expense	(29)	(119)
Consolidated net income	467	317
Less: Net income attributable to noncontrolling interests	(71)	(64)

Net income attributable to Charter shareholders	$396	$253

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$1.91	$1.13
Diluted	$1.86	$1.11

Weighted average common shares outstanding, basic	207,831,305	224,630,122
Weighted average common shares outstanding, diluted	212,810,613	227,595,365

Revenues. Total revenues grew $532 million for the three months ended March 31, 2020 compared to the corresponding period in 2019 primarily due to increases in the number of residential Internet and commercial business customers, price adjustments as well as an increase in our mobile service offset by a decrease in video customers.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended March 31,
	2020	2019	% Change
Internet	$4,407	$4,024	9.5%
Video	4,422	4,384	0.9%
Voice	457	504	(9.4)%
Residential revenue	9,286	8,912	4.2%

Small and medium business	996	945	5.4%
Enterprise	622	643	(3.2)%
Commercial revenue	1,618	1,588	1.9%

Advertising sales	365	345	5.7%
Mobile	258	140	85.0%
Other	211	221	(4.4)%
	$11,738	$11,206	4.8%

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2020 compared to three months ended March 31, 2019 Increase / (Decrease)
Increase in average residential Internet customers	$225
Increase related to rate changes	158
$383

Residential Internet customers grew by 1,448,000 customers from March 31, 2019 to March 31, 2020 of which 119,000 were added pursuant to the REO program. The increase related to rate changes was primarily due to price adjustments including promotional roll-off.

Video revenues consist primarily of revenues from basic and digital video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The increase in video revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2020 compared to three months ended March 31, 2019 Increase / (Decrease)
Increase related to rate changes	$178
Decrease in average residential video customers	(126)
Decrease in video on demand and pay-per-view	(14)
$38

The increase related to rate changes was primarily due to price adjustments including annual increases and promotional roll-off partly offset by a higher mix of streaming and lighter video packages within our video customer base. Residential video customers decreased by 402,000 from March 31, 2019 to March 31, 2020.

The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2020 compared to three months ended March 31, 2019 Increase / (Decrease)
Decrease in average residential voice customers	$(34)
Decrease related to rate changes	(13)
$(47)

Residential wireline voice customers decreased by 655,000 customers from March 31, 2019 to March 31, 2020. The decrease related to rate changes was primarily due to value-based pricing.

The increase in small and medium business commercial revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2020 compared to three months ended March 31, 2019 Increase / (Decrease)
Increase in small and medium business customers	$62
Decrease related to rate changes	(11)
$51

Small and medium business customers grew by 113,000 from March 31, 2019 to March 31, 2020. The decrease related to rate changes was primarily due to value-based pricing related to Spectrum pricing and packaging ("SPP"), net of promotional roll-off and price adjustments.

Enterprise revenues decreased $21 million during the three months ended March 31, 2020 compared to the corresponding period in 2019 primarily due to the sale of non-strategic assets in the third quarter of 2019 offset by growth in customers. Enterprise PSUs increased 16,000 from March 31, 2019 to March 31, 2020.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues increased $20 million during the three months ended March 31, 2020 compared to the corresponding period in 2019 primarily due to an increase in political revenue partially offset by lower local ad revenues due to COVID-19.

During the three months ended March 31, 2020 and 2019, mobile revenues represented approximately $131 million and $116 million of device revenues, respectively, and approximately $127 million and $24 million of service revenues, respectively. As of March 31, 2020, we had 1,372,000 mobile lines.

Other revenues consist of revenue from regional sports and news channels (excluding intercompany charges or advertising sales on those channels), home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues decreased $10 million during the three months ended March 31, 2020 compared to the corresponding period in 2019 primarily due to a decrease in home security revenue, late payment fees and regional sports and news channels revenue offset by the sale of video devices.

Operating costs and expenses. The increases in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

Three months ended March 31, 2020 compared to three months ended March 31, 2019 Increase / (Decrease)
Programming	$27
Regulatory, connectivity and produced content	(10)
Costs to service customers	26
Marketing	31
Mobile	114
Other	8
$196

Programming costs were approximately $2.9 billion for both the three months ended March 31, 2020 and 2019, representing 39% and 40% of total operating costs and expenses, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, video on demand, and pay-per-view programming. The increase in programming costs is primarily a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consents partly offset by lower video customers, pay-per-view and nonrecurring benefits.  We expect programming rates will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. We have been unable to fully pass these increases on to our customers and do not expect to be able to do so in the future without a potential loss of customers.

Regulatory, connectivity and produced content decreased $10 million during the three months ended March 31, 2020 compared to the corresponding period in 2019 primarily due to lower regulatory pass-through fees and sports and news rights fees driven by fewer games due to COVID-19 postponements offset by higher original programming costs and costs of video devices sold to customers.
Costs to service customers increased $26 million during the three months ended March 31, 2020 compared to the corresponding period in 2019 primarily due to higher bad debt expense. Bad debt expense increased due to higher expected losses as a result of COVID-19, recognized in accordance with the new credit loss accounting standard. For more information, see Note 21 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements”.

Mobile costs of $374 million and $260 million for the three months ended March 31, 2020 and 2019, respectively, were comprised of mobile device costs and mobile service and operating costs.

The increase in other expense is attributable to the following (dollars in millions):

Three months ended March 31, 2020 compared to three months ended March 31, 2019 Increase / (Decrease)
Corporate costs	$14
Advertising sales expense	11
Stock compensation expense	5
Enterprise	(23)
Other	1
$8

Enterprise costs decreased primarily due to the sale of non-strategic assets in the third quarter of 2019.

Depreciation and amortization. Depreciation and amortization expense decreased by $53 million during the three months ended March 31, 2020 compared to the corresponding period in 2019 primarily due to a decrease in depreciation and amortization as certain assets acquired in acquisitions become fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Other operating (income) expenses, net. The change in other operating (income) expenses, net is attributable to the following (dollars in millions):

Three months ended March 31, 2020 compared to three months ended March 31, 2019 Increase / (Decrease)
Special charges, net	$20
(Gain) loss on sale of assets, net	(8)
$12

See Note 13 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Interest expense, net. Net interest expense increased by $55 million for the three months ended March 31, 2020 compared to the corresponding period in 2019 primarily as a result of an increase in weighted average debt outstanding of approximately $4.5 billion primarily due to the issuance of notes throughout 2019 and 2020 for general corporate purposes including stock buybacks and debt repayments offset by a reduction in weighted average interest rates.

Loss on extinguishment of debt. Loss on extinguishment of debt of $27 million for the three months ended March 31, 2020 represents losses recognized as a result of the purchase of CCO Holdings notes. For more information, see Note 6 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Gain (loss) on financial instruments, net. We recorded a loss on financial instruments of $318 million during the three months ended March 31, 2020 and a gain of $37 million during the three months ended March 31, 2019. Gains and losses on financial instruments are primarily recognized due to changes in the fair value of our cross-currency derivative instruments and the foreign currency remeasurement of the fixed-rate British pound sterling denominated notes (the “Sterling Notes”) into U.S. dollars. For more information, see Note 9 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Other pension benefits, net. Net other pension benefits increased by $1 million during the three months ended March 31, 2020 compared to the corresponding period in 2019. For more information, see Note 20 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Other income (expense), net. Other income (expense), net primarily represents equity gains (losses) on our equity investments. Other income (expense), net also includes an impairment on equity investments of approximately $110 million during the three months ended March 31, 2019.

Income tax expense. We recognized income tax expense of $29 million and $119 million for the three months ended March 31, 2020 and 2019, respectively. Income tax expense decreased during the three months ended March 31, 2020 compared to the corresponding period in 2019 primarily as a result of increased recognition of excess tax benefits resulting from share-based compensation during 2020 and an internal entity simplification that increased expense in 2019. For more information, see Note 15 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest for financial reporting purposes represents A/N’s portion of Charter Holdings’ net income based on its effective common unit ownership interest and the preferred dividend of $38 million for each of the three months ended March 31, 2020 and 2019. For more information, see Note 8 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income attributable to Charter shareholders. Net income attributable to Charter shareholders increased from $253 million for the three months ended March 31, 2019 to $396 million for the three months ended March 31, 2020 primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $311 million and $300 million for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
	2020	2019
Net income attributable to Charter shareholders	$396	$253
Plus: Net income attributable to noncontrolling interest	71	64
Interest expense, net	980	925
Income tax expense	29	119
Depreciation and amortization	2,497	2,550
Stock compensation expense	90	85
Loss on extinguishment of debt	27	—
(Gain) loss on financial instruments, net	318	(37)
Other pension benefits, net	(10)	(9)
Other, net	(2)	105
Adjusted EBITDA	$4,396	$4,055

Net cash flows from operating activities	$3,220	$2,686
Less: Purchases of property, plant and equipment	(1,461)	(1,665)
Change in accrued expenses related to capital expenditures	(388)	(376)
Free cash flow	$1,371	$645

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

In February 2020, CCO Holdings and CCO Holdings Capital Corp. jointly issued $1.65 billion aggregate principal amount of 4.500% senior unsecured notes due 2030 at par and in March 2020, an additional $1.1 billion of the same series of notes were issued at a price of 102.5% of the aggregate principal amount. Also in March 2020, CCO Holdings and CCO Holdings Capital Corp. issued $1.4 billion aggregate principal amount of 4.500% senior unsecured notes due 2032 at par. The net proceeds were or will be used to pay related fees and expenses and for general corporate purposes, including repaying certain indebtedness, including repayment of all of CCO Holdings' 5.250% senior notes due September 30, 2022, 5.125% senior notes due February 15, 2023, 5.125% senior notes due May 1, 2023, 5.750% senior notes due September 1, 2023 and 5.750% senior notes due January 15, 2024, as well as to fund potential buybacks of Charter Class A common stock and Charter Holdings common units.

In April 2020, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.6 billion aggregate principal amount of 2.800% senior secured notes due April 2031 at a price of 99.561% of the aggregate principal amount and $1.4 billion aggregate principal amount of 3.700% senior secured notes due April 2051 at a price of 99.217% of the aggregate principal amount. The net proceeds will be used to pay related fees and expenses and for general corporate purposes.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The principal amount of our debt as of March 31, 2020 was $79.1 billion, consisting of $10.4 billion of credit facility debt, $44.3 billion of investment grade senior secured notes and $24.4 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. As we continue to grow our mobile services, we expect an initial funding period to grow a new product as well as negative working capital impacts from the timing of device-related cash flows when we sell the handset or tablet to customers pursuant to equipment installment plans. Free cash flow was $1.4 billion and $645 million for the three months ended March 31, 2020 and 2019, respectively. See table below for factors impacting free cash flow during the three months ended March 31, 2020 compared to the corresponding prior period. As of March 31, 2020, the amount available under our credit facilities was approximately $4.7 billion and cash on hand was approximately $2.9 billion. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as stock repurchases and dividends. Charter's target leverage of net debt to the last twelve months Adjusted EBITDA remains at 4 to 4.5 times Adjusted EBITDA, and up to 3.5 times Adjusted EBITDA at the Charter Operating level. Our leverage ratio was 4.4 times Adjusted EBITDA as of March 31, 2020. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. During the three months ended March 31, 2020 and 2019, Charter purchased approximately 4.5 million and 2.6 million shares, respectively, of Charter Class A common stock for approximately $2.2 billion and $870 million, respectively.

In December 2017, Charter and A/N entered into an amendment to the letter agreement (the "Letter Agreement") that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis. Charter Holdings purchased from A/N 0.8 million and 0.3 million Charter Holdings common units at an average price per unit of $494.54 and $308.42, or $393 million and $93 million, during the three months ended March 31, 2020 and March 31, 2019, respectively.

As of March 31, 2020, Charter had remaining board authority to purchase an additional $286 million of Charter’s Class A common stock and/or Charter Holdings common units. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions.

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

Free Cash Flow

Free cash flow increased $726 million during the three months ended March 31, 2020 compared to the corresponding prior period in 2019 due to the following (dollars in millions).

Three months ended March 31, 2020 compared to three months ended March 31, 2019 Increase / (Decrease)
Increase in Adjusted EBITDA	$341
Changes in working capital, excluding change in accrued interest	312
Decrease in capital expenditures	204
Increase in cash paid for interest, net	(86)
Other, net	(45)
$726

Free cash flow was reduced by $260 million and $291 million during the three months ended March 31, 2020 and 2019, respectively, due to mobile with impacts negatively affecting working capital, capital expenditures and Adjusted EBITDA.

Limitations on Distributions

Distributions by our subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of March 31, 2020, there was no default under any of these indentures or credit facilities, and each subsidiary met its applicable leverage ratio tests based on March 31, 2020 financial results. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing, and Financing Activities

Cash, Cash Equivalents and Restricted Cash. We held $2.9 billion and $3.5 billion in cash and cash equivalents as of March 31, 2020 and December 31, 2019, respectively. We also held $28 million and $66 million in restricted cash as of March 31, 2020 and December 31, 2019, respectively, representing escrowed funds of a consolidated variable interest entity. See Note 3 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Operating Activities. Net cash provided by operating activities increased $534 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase in Adjusted EBITDA of $341 million and changes in working capital, excluding the change in accrued interest and accrued expenses related to capital expenditures, that used $324 million less cash offset by an increase in cash paid for interest, net of $86 million and cash paid for taxes, net of $33 million.

Investing Activities. Net cash used in investing activities was $1.9 billion and $2.1 billion for the three months ended March 31, 2020 and 2019, respectively. The decrease in cash used was primarily due to a decrease in capital expenditures.

Financing Activities. Net cash used in financing activities was $2.0 billion for the three months ended March 31, 2020 and net cash provided by financing activities was $255 million for the three months ended March 31, 2019. The increase in cash used was primarily due to an increase in the purchase of treasury stock and noncontrolling interest and a decrease in the amount by which borrowings of long-term debt exceeded repayments.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.5 billion and $1.7 billion for the three months ended March 31, 2020 and 2019, respectively.  The decrease was primarily due to lower scalable infrastructure as a result of timing of spend and lower customer premise equipment expenditures driven by a higher mix of boxless video outlets, increasing customer self-installations and fewer SPP migrations. See the table below for more details.

We currently expect 2020 cable capital expenditures to decline as a percentage of cable revenue versus 2019. The actual amount of our capital expenditures in 2020 will depend on a number of factors including further spend related to product development and growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures decreased by $388 million and $376 million for the three months ended March 31, 2020 and 2019, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three months ended March 31, 2020 and 2019. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended March 31,
	2020	2019
Customer premise equipment (a)	$463	$565
Scalable infrastructure (b)	170	297
Line extensions (c)	343	321
Upgrade/rebuild (d)	129	131
Support capital (e)	356	351
Total capital expenditures	$1,461	$1,665

Capital expenditures included in total related to:
Mobile	$87	$88
Commercial services	$261	$305

(a)Customer premise equipment includes costs incurred at the customer residence to secure new customers and revenue generating units, including customer installation costs and customer premise equipment (e.g., set-top boxes and cable modems).
(b)Scalable infrastructure includes costs not related to customer premise equipment, to secure growth of new customers and revenue generating units, or provide service enhancements (e.g., headend equipment).
(c)Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(d)Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.
(e)Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles).

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
As of March 31, 2020 and December 31, 2019, the weighted average interest rate on credit facility debt was approximately 2.6% and 3.3%, respectively, and the weighted average interest rate on the senior notes was approximately 5.3% and 5.4%, respectively, resulting in a blended weighted average interest rate of 5.0% and 5.1%, respectively. The interest rate on approximately 86% of the total principal amount of our debt was effectively fixed as of March 31, 2020 and December 31, 2019.
The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of March 31, 2020 (dollars in millions).

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Debt:
Fixed-Rate	$2,000	$1,700	$4,105	$2,605	$2,800	$54,583	$67,793	$71,223
Average Interest Rate	3.58%	4.05%	4.68%	6.16%	5.33%	5.45%	5.33%

Variable Rate	$207	$277	$277	$436	$1,165	$8,895	$11,257	$10,494
Average Interest Rate	1.73%	1.60%	1.72%	1.82%	2.09%	2.28%	2.20%

Interest rates on variable-rate debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at March 31, 2020 including applicable bank spread.

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

In January 2020, we completed the implementation of an Enterprise Resource Planning ("ERP") system and related boundary systems which improved the efficiency of certain financial and related transactional processes. As a result of the implementation of a new ERP and related boundary systems, we designed, implemented and are operating new information technology general controls, and revised and updated certain process-level controls.

Except as described above in the preceding paragraph, during the quarter ended March 31, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

See Note 19 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for Legal Proceedings.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2019 includes "Risk Factors" under Item 1A of Part I. There have been no material changes from the updated risk factors described in our Form 10-K except as indicated below.

The ongoing COVID-19 pandemic could materially affect our financial condition and results of operations.

The ongoing COVID-19 pandemic has significantly increased economic and demand uncertainty. It is likely that the current pandemic or continued spread of COVID-19 will cause a significant economic recession. At this time, we cannot predict the duration of any business disruption and the ultimate impact of COVID-19 on our business, including the depth and duration of the economic impact to our residential and business customers’ ability to pay for our products and services including the impact of extended unemployment benefits and other stimulus packages and what assistance we may provide to our customers. In addition, there is uncertainty regarding the impact of government emergency declarations, the ability of our suppliers and vendors to provide products and services to us, the pace of new housing construction, changes in business spend in our local and national ad sales business, the effects to our employees’ health and safety and resulting reorientation of our work activities, and the risk of limitations on the deployment and maintenance of our services (including by limiting our customer support and on-site service repairs and installations). The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On March 2, 2020, Charter sold: (1) 35,112 shares of Charter Class A common stock for an aggregate purchase price of approximately $14.91 million to Liberty Broadband; and (2) 20,182 shares of Charter Class A common stock for an aggregate purchase price of approximately $8.56 million to A/N. The shares were sold in private transactions pursuant to the exercise of preemptive rights by Liberty Broadband and A/N under the Second Amended and Restated Stockholders Agreement, dated May 23, 2015 by and among Charter, A/N and Liberty Broadband. These sales were exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

(C) Purchases of Equity Securities by the Issuer

The following table presents Charter’s purchases of equity securities completed during the first quarter of 2020 (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - 31, 2020	2,625,809	$502.63	2,501,835	$1,315
February 1 - 29, 2020	1,157,750	$530.39	723,090	$793
March 1 - 31, 2020	1,246,396	$437.05	1,227,624	$286

(1)Includes 123,974, 434,660 and 18,772 shares withheld from employees for the payment of taxes and exercise costs upon the exercise of stock options or vesting of other equity awards for the months of January, February and March 2020, respectively.
(2)During the three months ended March 31, 2020, Charter purchased approximately 4.5 million shares of its Class A common stock for approximately $2.2 billion. Charter Holdings purchased 0.8 million Charter Holdings common units from A/N at an average price per unit of $494.54, or $393 million, during the three months ended March 31, 2020. As of March 31, 2020, Charter had remaining board authority to purchase an additional $286 million of Charter’s Class A common stock and/or Charter Holdings common units. In addition to open market purchases including pursuant to Rule

10b5-1 plans adopted from time to time, Charter may also buy shares of Charter Class A common stock, from time to time, pursuant to private transactions outside of its Rule 10b5-1 plan and any such repurchases would also trigger the repurchases from A/N pursuant to and to the extent provided in the Letter Agreement.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: May 1, 2020		Executive Vice President, Chief Accounting Officer and Controller

S-1

Exhibit Index

Exhibit	Description

10.1
Third Supplemental Indenture, dated as of February 18, 2020, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 21, 2020).

10.2	Form of 4.500% Senior Notes due 2030 (included in Exhibit 10.1 hereto).
10.3
Exchange and Registration Rights Agreement, dated February 18, 2020, relating to the 4.500% Senior Notes due 2030, among CCO Holdings, LLC, CCO Holdings Capital Corp. and Deutsche Bank Securities, Inc., as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 21, 2020).

10.4
Fourth Supplemental Indenture, dated as of March 18, 2020, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on March 23, 2020).

10.5	Form of 4.500% Senior Notes due 2032 (included in Exhibit 10.4 hereto).
10.6
2030 Exchange and Registration Rights Agreement, dated March 18, 2020, relating to the 4.500% Senior Notes due 2030, among CCO Holdings, LLC, CCO Holdings Capital Corp. and Deutsche Bank Securities, Inc., as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on March 23, 2020).

10.7
2032 Exchange and Registration Rights Agreement, dated March 18, 2020, relating to the 4.500% Senior Notes due 2032, among CCO Holdings, LLC, CCO Holdings Capital Corp. and Deutsche Bank Securities, Inc., as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on March 23, 2020).

10.8
Underwriting Agreement, dated as of April 14, 2020, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., CCO Holdings, LLC, as parent guarantor, the subsidiary guarantors party thereto and BofA Securities, Inc., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named in Schedule I thereto (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on April 17, 2020).

10.9
Sixteenth Supplemental Indenture, dated as of April 17, 2020, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on April 17, 2020).

10.10	Form of 2.800% Senior Secured Notes due 2031 (included in Exhibit 10.9 hereto).
10.11	Form of 3.700% Senior Secured Notes due 2051 (included in Exhibit 10.9 hereto).
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101
The following financial information from Charter Communications, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, filed with the Securities and Exchange Commission on May 1, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Shareholders' Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.

E-1