Form 10-Q
period 2020-09-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2020-10-30
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Number of shares of Class A common stock outstanding as of September 30, 2020: 199,875,128

Number of shares of Class B common stock outstanding as of September 30, 2020: 1

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2020

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2020. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “Charter,” “we,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,283	$3,483
Accounts receivable, less allowance for doubtful accounts of $223 and $151, respectively	2,068	2,227
Prepaid expenses and other current assets	709	761
Total current assets	4,060	6,471

RESTRICTED CASH	3	66

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $30,407 and $27,656, respectively	34,196	34,591
Customer relationships, net	6,050	7,453
Franchises	67,322	67,322
Goodwill	29,554	29,554
Total investment in cable properties, net	137,122	138,920

OTHER NONCURRENT ASSETS	3,008	2,731

Total assets	$144,193	$148,188
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,541	$8,885
Current portion of long-term debt	1,715	3,500
Total current liabilities	10,256	12,385

LONG-TERM DEBT	77,947	75,578
DEFERRED INCOME TAXES	17,929	17,711
OTHER LONG-TERM LIABILITIES	4,349	3,703

SHAREHOLDERS’ EQUITY:
Class A common stock; $0.001 par value; 900 million shares authorized;
213,203,558 and 209,975,963 shares issued, respectively	—	—
Class B common stock; $0.001 par value; 1,000 shares authorized;
1 share issued and outstanding	—	—
Preferred stock; $0.001 par value; 250 million shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	31,758	31,405
Retained earnings	2,016	40
Treasury stock at cost; 13,328,430 and no shares, respectively	(6,868)	—
Accumulated other comprehensive loss	—	—
Total Charter shareholders’ equity	26,906	31,445
Noncontrolling interests	6,806	7,366
Total shareholders’ equity	33,712	38,811

Total liabilities and shareholders’ equity	$144,193	$148,188

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES	$12,039	$11,450	$35,473	$34,003

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	7,483	7,435	22,212	21,915
Depreciation and amortization	2,370	2,415	7,295	7,465
Other operating expenses, net	14	14	23	71
	9,867	9,864	29,530	29,451
Income from operations	2,172	1,586	5,943	4,552

OTHER INCOME (EXPENSES):
Interest expense, net	(946)	(963)	(2,883)	(2,833)
Loss on extinguishment of debt	(58)	—	(121)	—
Gain (loss) on financial instruments, net	69	(34)	(185)	(116)
Other pension benefits (costs), net	(115)	9	(94)	27
Other expense, net	(13)	(5)	(13)	(131)
	(1,063)	(993)	(3,296)	(3,053)

Income before income taxes	1,109	593	2,647	1,499
Income tax expense	(177)	(126)	(372)	(329)
Consolidated net income	932	467	2,275	1,170
Less: Net income attributable to noncontrolling interests	(118)	(80)	(299)	(216)
Net income attributable to Charter shareholders	$814	$387	$1,976	$954

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$4.01	$1.77	$9.62	$4.30
Diluted	$3.90	$1.74	$9.35	$4.23

Weighted average common shares outstanding, basic	202,826,502	218,499,213	205,468,736	221,818,079
Weighted average common shares outstanding, diluted	208,722,129	222,355,867	211,399,781	225,337,984

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in millions)
Unaudited

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Charter Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity
BALANCE, December 31, 2019	$—	$—	$31,405	$40	$—	$—	$31,445	$7,366	$38,811
Consolidated net income	—	—	—	396	—	—	396	71	467
Stock compensation expense	—	—	90	—	—	—	90	—	90
Exercise of stock options	—	—	93	—	—	—	93	—	93
Issuance of equity	—	—	23	—	—	—	23	—	23
Purchases of treasury stock	—	—	—	—	(2,352)	—	(2,352)	—	(2,352)
Purchase of noncontrolling interest, net of tax	—	—	(149)	—	—	—	(149)	(195)	(344)
Change in noncontrolling interest ownership, net of tax	—	—	82	—	—	—	82	(109)	(27)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(39)	(39)
BALANCE, March 31, 2020	—	—	31,544	436	(2,352)	—	29,628	7,094	36,722
Consolidated net income	—	—	—	766	—	—	766	110	876
Stock compensation expense	—	—	90	—	—	—	90	—	90
Exercise of stock options	—	—	28	—	—	—	28	—	28
Purchases of treasury stock	—	—	—	—	(1,155)	—	(1,155)	—	(1,155)
Purchase of noncontrolling interest, net of tax	—	—	(42)	—	—	—	(42)	(69)	(111)
Change in noncontrolling interest ownership, net of tax	—	—	41	—	—	—	41	(52)	(11)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(38)	(38)
BALANCE, June 30, 2020	—	—	31,661	1,202	(3,507)	—	29,356	7,045	36,401
Consolidated net income	—	—	—	814	—	—	814	118	932
Stock compensation expense	—	—	83	—	—	—	83	—	83
Exercise of stock options	—	—	50	—	—	—	50	—	50
Purchases of treasury stock	—	—	—	—	(3,361)	—	(3,361)	—	(3,361)
Purchase of noncontrolling interest, net of tax	—	—	(154)	—	—	—	(154)	(163)	(317)
Change in noncontrolling interest ownership, net of tax	—	—	118	—	—	—	118	(157)	(39)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(37)	(37)
BALANCE, September 30, 2020	$—	$—	$31,758	$2,016	$(6,868)	$—	$26,906	$6,806	$33,712

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$2,275	$1,170
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	7,295	7,465
Stock compensation expense	263	238
Noncash interest income, net	(31)	(89)
Other pension (benefits) costs, net	94	(27)
Loss on extinguishment of debt	121	—
Loss on financial instruments, net	185	116
Deferred income taxes	252	233
Other, net	(21)	148
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	159	(564)
Prepaid expenses and other assets	(240)	(225)
Accounts payable, accrued liabilities and other	61	(75)
Net cash flows from operating activities	10,413	8,390

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,352)	(4,913)
Change in accrued expenses related to capital expenditures	(70)	(449)
Real estate investments through variable interest entities	(122)	(125)
Other, net	(43)	10
Net cash flows from investing activities	(5,587)	(5,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	10,352	13,157
Repayments of long-term debt	(9,711)	(10,886)
Payments for debt issuance costs	(91)	(48)
Issuance of equity	23	—
Purchase of treasury stock	(6,868)	(4,568)
Proceeds from exercise of stock options	171	106
Purchase of noncontrolling interest	(884)	(593)
Distributions to noncontrolling interest	(114)	(116)
Borrowings for real estate investments through variable interest entities, net	63	—
Other, net	(30)	(133)
Net cash flows from financing activities	(7,089)	(3,081)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,263)	(168)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	3,549	765
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$1,286	$597

CASH PAID FOR INTEREST	$3,023	$3,065
CASH PAID FOR TAXES	$84	$55

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

2.    Franchises, Goodwill and Other Intangible Assets

Indefinite-lived and finite-lived intangible assets consist of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises	$67,322	$—	$67,322	$67,322	$—	$67,322
Goodwill	29,554	—	29,554	29,554	—	29,554
Trademarks	159	—	159	159	—	159
	$97,035	$—	$97,035	$97,035	$—	$97,035

Finite-lived intangible assets:
Customer relationships	$18,230	$(12,180)	$6,050	$18,230	$(10,777)	$7,453
Other intangible assets	405	(150)	255	405	(122)	283
	$18,635	$(12,330)	$6,305	$18,635	$(10,899)	$7,736

Amortization expense related to customer relationships and other intangible assets for the three and nine months ended September 30, 2020 was $445 million and $1.4 billion, respectively, and $516 million and $1.6 billion for the three and nine months ended September 30, 2019, respectively.
The Company expects amortization expense on its finite-lived intangible assets will be as follows:

Three months ended December 31, 2020	$443
2021	1,599
2022	1,329
2023	1,072
2024	821
Thereafter	1,041
$6,305

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

In April 2020, the Company entered into a build-to-suit lease agreement with a second special purpose entity (“SPE Building 2”) to build the adjoining building and atrium, in the building complex for the new Charter headquarters in Stamford, Connecticut. As of September 30, 2020, Charter does not guarantee the financing for SPE Building 2. The initial term of the lease is 15 years commencing February 26, 2022, with no termination options. At the end of the lease term there is a put option for the SPE Building 2 to sell the property to Charter for a fixed price. If SPE Building 2 does not exercise the put option and

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Company exercises its first renewal term there is call option for Charter to purchase property for a fixed purchase price in year 3 of the first renewal term.
As the Company has determined that SPE Building 1 and SPE Building 2 (collectively, the "SPEs") are variable interest entities ("VIEs") of which the Company became the primary beneficiary upon the effectiveness of the arrangements in July 2018 and April 2020, respectively, the Company has consolidated the assets and liabilities of the SPEs in its consolidated balance sheets as of September 30, 2020 and December 31, 2019 as follows.

	September 30, 2020	December 31, 2019
Assets
Current assets	$3	$—
Restricted cash	$3	$66
Property, plant and equipment	$431	$295
Liabilities
Current liabilities	$30	$11
Other long-term liabilities	$410	$350

Property, plant and equipment includes land, a parking garage and building construction costs, including the capitalization of qualifying interest. Other long-term liabilities includes mortgage note liabilities and liability-classified noncontrolling interests for the SPEs recorded at amortized cost with accretion towards settlement of the put/call option in the leases. As of September 30, 2020 and December 31, 2019, other long-term liabilities include $332 million and $339 million, respectively, in SPE Building 1 mortgage note liability.

The consolidated statement of cash flows for the nine months ended September 30, 2020 includes $122 million in building construction costs for the SPEs and $4 million in distributions to noncontrolling interests for SPE Building 1 offset by $63 million in net borrowings for real estate investments for the SPEs. The consolidated statement of cash flows for the nine months ended September 30, 2019 includes a decrease to restricted cash of $125 million related to building construction costs for SPE Building 1.

Equity Investments

The Company recorded impairments on equity investments of approximately $121 million during the nine months ended September 30, 2019 which were recorded in other expense, net in the consolidated statements of operations.

4.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Accounts payable – trade	$728	$786
Deferred revenue	477	460
Accrued liabilities:
Programming costs	1,913	2,042
Labor	1,129	1,028
Capital expenditures	1,264	1,441
Interest	962	1,052
Taxes and regulatory fees	585	537
Property and casualty	472	458
Operating lease liabilities	233	214
Other	778	867
	$8,541	$8,885

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

5.    Leases

Operating lease expenses were $110 million and $326 million for the three and nine months ended September 30, 2020, respectively, and $105 million and $321 million for the three and nine months ended September 30, 2019, respectively, inclusive of $34 million and $101 million for the three and nine months ended September 30, 2020, respectively, and $31 million and $96 million for the three and nine months ended September 30, 2019, respectively, of both short-term lease costs and variable lease costs that were not included in the measurement of operating lease liabilities.

Cash paid for amounts included in the measurement of operating lease liabilities, recorded as operating cash flows in the statements of cash flows, were $221 million and $219 million for the nine months ended September 30, 2020 and 2019, respectively. Operating lease right-of-use assets obtained in exchange for operating lease obligations were $253 million and $209 million for the nine months ended September 30, 2020 and 2019, respectively.

Supplemental balance sheet information related to leases is as follows.

	September 30, 2020	December 31, 2019
Operating lease right-of-use assets:
Included within other noncurrent assets	$1,157	$1,092

Operating lease liabilities:
Current portion included within accounts payable and accrued liabilities	$233	$214
Long-term portion included within other long-term liabilities	1,045	979
	$1,278	$1,193

Weighted average remaining lease term for operating leases	6.3 years	6.6 years
Weighted average discount rate for operating leases	4.1%	4.4%

Maturities of lease liabilities are as follows.

Operating leases
Three months ended December 31, 2020	$78
2021	298
2022	262
2023	233
2024	194
Thereafter	462
Undiscounted lease cash flow commitments	1,527
Reconciling impact from discounting	(249)
Lease liabilities on consolidated balance sheet as of September 30, 2020	$1,278

The Company has $61 million and $62 million of finance lease liabilities recognized in the consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively, included within accounts payable and accrued liabilities and other long-term liabilities. The related finance lease right-of-use assets are recorded in property, plant and equipment, net. The Company’s finance leases were not considered material for further supplemental lease disclosures.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

6.    Long-Term Debt
Long-term debt consists of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
5.250% senior notes due September 30, 2022	$—	$—	$1,250	$1,241
5.125% senior notes due February 15, 2023	—	—	1,000	995
4.000% senior notes due March 1, 2023	500	498	500	497
5.125% senior notes due May 1, 2023	—	—	1,150	1,145
5.750% senior notes due September 1, 2023	—	—	500	497
5.750% senior notes due January 15, 2024	—	—	150	149
5.875% senior notes due April 1, 2024	—	—	1,700	1,690
5.375% senior notes due May 1, 2025	750	747	750	746
5.750% senior notes due February 15, 2026	2,500	2,474	2,500	2,471
5.500% senior notes due May 1, 2026	1,500	1,492	1,500	1,491
5.875% senior notes due May 1, 2027	800	796	800	796
5.125% senior notes due May 1, 2027	3,250	3,224	3,250	3,222
5.000% senior notes due February 1, 2028	2,500	2,471	2,500	2,469
5.375% senior notes due June 1, 2029	1,500	1,501	1,500	1,501
4.750% senior notes due March 1, 2030	3,050	3,042	3,050	3,041
4.500% senior notes due August 15, 2030	2,750	2,750	—	—
4.250% senior notes due February 1, 2031	3,000	3,001	—	—
4.500% senior notes due May 1, 2032	1,400	1,387	—	—
Charter Communications Operating, LLC:
3.579% senior notes due July 23, 2020	—	—	2,000	1,997
4.464% senior notes due July 23, 2022	3,000	2,990	3,000	2,987
Senior floating rate notes due February 1, 2024	900	902	900	902
4.500% senior notes due February 1, 2024	1,100	1,094	1,100	1,093
4.908% senior notes due July 23, 2025	4,500	4,474	4,500	4,471
3.750% senior notes due February 15, 2028	1,000	988	1,000	987
4.200% senior notes due March 15, 2028	1,250	1,241	1,250	1,240
5.050% senior notes due March 30, 2029	1,250	1,241	1,250	1,241
2.800% senior notes due April 1, 2031	1,600	1,583	—	—
6.384% senior notes due October 23, 2035	2,000	1,983	2,000	1,982
5.375% senior notes due April 1, 2038	800	786	800	786
6.484% senior notes due October 23, 2045	3,500	3,468	3,500	3,467
5.375% senior notes due May 1, 2047	2,500	2,506	2,500	2,506
5.750% senior notes due April 1, 2048	2,450	2,391	2,450	2,391
5.125% senior notes due July 1, 2049	1,250	1,240	1,250	1,240
4.800% senior notes due March 1, 2050	2,800	2,797	2,800	2,798
3.700% senior notes due April 1, 2051	1,400	1,380	—	—
6.834% senior notes due October 23, 2055	500	495	500	495
Credit facilities	10,219	10,147	10,427	10,345
Time Warner Cable, LLC:

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

5.000% senior notes due February 1, 2020	—	—	1,500	1,503
4.125% senior notes due February 15, 2021	700	704	700	711
4.000% senior notes due September 1, 2021	1,000	1,011	1,000	1,021
5.750% sterling senior notes due June 2, 2031 (a)	806	860	828	886
6.550% senior debentures due May 1, 2037	1,500	1,670	1,500	1,675
7.300% senior debentures due July 1, 2038	1,500	1,766	1,500	1,772
6.750% senior debentures due June 15, 2039	1,500	1,708	1,500	1,713
5.875% senior debentures due November 15, 2040	1,200	1,254	1,200	1,255
5.500% senior debentures due September 1, 2041	1,250	1,258	1,250	1,258
5.250% sterling senior notes due July 15, 2042 (b)	839	810	861	831
4.500% senior debentures due September 15, 2042	1,250	1,144	1,250	1,142
Time Warner Cable Enterprises LLC:
8.375% senior debentures due March 15, 2023	1,000	1,115	1,000	1,148
8.375% senior debentures due July 15, 2033	1,000	1,273	1,000	1,284
Total debt	79,064	79,662	78,416	79,078
Less current portion:
5.000% senior notes due February 1, 2020	—	—	(1,500)	(1,503)
3.579% senior notes due July 23, 2020	—	—	(2,000)	(1,997)
4.125% senior notes due February 15, 2021	(700)	(704)	—	—
4.000% senior notes due September 1, 2021	(1,000)	(1,011)	—	—
Long-term debt	$77,364	$77,947	$74,916	$75,578

(a)Principal amount includes £625 million remeasured at $806 million and $828 million as of September 30, 2020 and December 31, 2019, respectively, using the exchange rate at the respective dates.
(b)Principal amount includes £650 million remeasured at $839 million and $861 million as of September 30, 2020 and December 31, 2019, respectively, using the exchange rate at the respective dates.

The accreted values presented in the table above represent the principal amount of the debt adjusted for original issue discount or premium at the time of sale, deferred financing costs, and, in regards to debt assumed in acquisitions, fair value premium adjustments as a result of applying acquisition accounting plus the accretion of those amounts to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. In regards to the fixed-rate British pound sterling denominated notes (the “Sterling Notes”), the principal amount of the debt and any premium or discount is remeasured into US dollars as of each balance sheet date. See Note 9. The Company has availability under the Charter Operating credit facilities of approximately $4.7 billion as of September 30, 2020.

In February 2020, CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp. jointly issued $1.65 billion aggregate principal amount of 4.500% senior unsecured notes due 2030 at par and in March 2020, an additional $1.1 billion of the same series of notes were issued at a price of 102.5% of the aggregate principal amount. Also in March 2020, CCO Holdings and CCO Holdings Capital Corp. issued $1.4 billion aggregate principal amount of 4.500% senior unsecured notes due 2032 at par. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including repaying certain indebtedness, including repayment of all of CCO Holdings' 5.250% senior notes due September 30, 2022, 5.125% senior notes due February 15, 2023, 5.125% senior notes due May 1, 2023, 5.750% senior notes due September 1, 2023 and 5.750% senior notes due January 15, 2024, as well as funding buybacks of Charter Class A common stock and Charter Holdings common units. The Company recorded a loss on extinguishment of debt of $63 million during the nine months ended September 30, 2020 related to these transactions.

In July 2020, CCO Holdings and CCO Holdings Capital Corp. jointly issued $1.5 billion aggregate principal amount of 4.250% senior unsecured notes due 2031 at par and later in July 2020, an additional $1.5 billion of the same series of notes were issued at a price of 102%. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including repaying certain indebtedness, including repayment of all of CCO Holdings' 5.875% senior notes due April 1, 2024, as well as

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

funding buybacks of Charter Class A common stock and Charter Holdings common units. The Company recorded a loss on extinguishment of debt of $58 million during the three and nine months ended September 30, 2020 related to these transactions.

In October 2020, CCO Holdings and CCO Holdings Capital Corp. jointly issued an additional $1.5 billion of its 4.500% senior unsecured notes due 2032 at 103.75% of the aggregate principal amount. The net proceeds will be used to pay related fees and expenses and for general corporate purposes, including repaying certain indebtedness, including repayment of all of CCO Holdings' 5.375% senior notes due May 1, 2025, as well as funding potential buybacks of Charter Class A common stock and Charter Holdings common units.

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

7.    Common Stock

The following represents the Company's purchase of Charter Class A common stock and the effect on the consolidated statements of cash flows during the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Shares	$	Shares	$	Shares	$	Shares	$
Share buybacks	5,466,295	$3,250	6,894,762	$2,748	11,947,078	$6,452	11,757,758	$4,455
Income tax withholding	186,548	111	46,691	19	769,853	416	324,731	113
Exercise cost	180,824		75,476		611,499		260,646
	5,833,667	$3,361	7,016,929	$2,767	13,328,430	$6,868	12,343,135	$4,568

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

As of September 30, 2020, Charter had remaining board authority to purchase an additional $1.6 billion of Charter’s Class A common stock and/or Charter Holdings common units. The Company also withholds shares of its Class A common stock in payment of income tax withholding owed by employees upon vesting of equity awards as well as exercise costs owed by employees upon exercise of stock options.

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

Net income of Charter Holdings attributable to A/N’s common noncontrolling interest for financial reporting purposes is based on the effective common ownership interest of approximately 8%, and was $81 million and $186 million for the three and nine months ended September 30, 2020, respectively, and $43 million and $103 million or the three and nine months ended September 30, 2019, respectively. Net income of Charter Holdings attributable to A/N's preferred noncontrolling interest for financial reporting purposes is based on the preferred dividend which was $37 million and $112 million for each of the three and nine months ended September 30, 2020 and 2019, respectively.

The following table represents Charter Holdings' purchase of Charter Holdings common units from A/N pursuant to the Letter Agreement (see Note 18) and the effect on total shareholders' equity during the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Number of units purchased	644,806	864,826	1,720,482	1,615,561
Average price per unit	$568.19	$391.62	$514.10	$366.76
Amount of units purchased	$366	$339	$884	$593
Decrease in noncontrolling interest based on carrying value	$(163)	$(215)	$(427)	$(400)
Decrease in additional paid-in-capital, net of tax	$(154)	$(93)	$(345)	$(145)

Total shareholders' equity was also adjusted during the three and nine months ended September 30, 2020 and 2019 due to the changes in Charter Holdings' ownership as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Decrease in noncontrolling interest	$(157)	$(87)	$(318)	$(139)
Increase in additional paid-in-capital, net of tax	$118	$65	$241	$104

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

Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The Company is required to post collateral on the cross-currency derivative instruments when the derivative contracts are in a liability position. In April 2019, the Company entered into a collateral holiday agreement for 60% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years, as well as a ten year collateral cap on the remaining 40% of the cross-currency swaps which limits the required collateral posting on that 40% of the cross-currency swaps to $150 million. The fair value of the Company's cross-currency derivatives was $454 million and $224 million and is included in other long-term liabilities on its consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

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

The effect of financial instruments on the consolidated statements of operations is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gain (Loss) on Financial Instruments, Net:
Change in fair value of cross-currency derivative instruments	$135	$(86)	$(230)	$(172)
Foreign currency remeasurement of Sterling Notes to U.S. dollars	(66)	52	45	56
	$69	$(34)	$(185)	$(116)

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of September 30, 2020 and December 31, 2019 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, restricted cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Financial instruments accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy include the Company's cross-currency derivative instruments and were valued at $454 million and $224 million as of September 30, 2020 and December 31, 2019, respectively.

The estimated fair value of the Company’s senior notes and debentures as of September 30, 2020 and December 31, 2019 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2. The carrying amount of the consolidated variable interest entity's mortgage note liability approximates fair value.

A summary of the carrying value and fair value of debt as of September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes and debentures	$69,515	$78,793	$68,733	$74,938
Credit facilities	$10,147	$9,983	$10,345	$10,448

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

11.    Revenues

The Company’s revenues by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Internet	$4,722	$4,195	$13,659	$12,322
Video	4,221	4,359	13,014	13,134
Voice	449	477	1,357	1,470
Residential revenue	9,392	9,031	28,030	26,926

Small and medium business	988	974	2,967	2,882
Enterprise	617	644	1,845	1,939
Commercial revenue	1,605	1,618	4,812	4,821

Advertising sales	460	394	1,074	1,134
Mobile	368	192	936	490
Other	214	215	621	632
	$12,039	$11,450	$35,473	$34,003

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

12.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Programming	$2,727	$2,790	$8,492	$8,482
Regulatory, connectivity and produced content	612	612	1,651	1,770
Costs to service customers	1,902	1,894	5,598	5,483
Marketing	788	793	2,273	2,296
Mobile	456	337	1,243	874
Other	998	1,009	2,955	3,010
	$7,483	$7,435	$22,212	$21,915

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

13.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Special charges, net	$28	$19	$50	38
(Gain) loss on sale of assets, net	(14)	(5)	(27)	33
	$14	$14	$23	$71

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	17,100	39,400	1,282,400	1,821,800
Restricted stock	—	200	6,000	8,300
Restricted stock units	5,000	11,300	420,900	698,200

Charter stock options and restricted stock units generally cliff vest three years from the date of grant. Certain stock options and restricted stock units vest based on achievement of stock price hurdles. Stock options generally expire ten years from the grant date and restricted stock units have no voting rights. Restricted stock generally vests one year from the date of grant.

As of September 30, 2020, total unrecognized compensation remaining to be recognized in future periods totaled $222 million for stock options, $2 million for restricted stock and $260 million for restricted stock units and the weighted average period over which they are expected to be recognized is two years for stock options, seven months for restricted stock and two years for restricted stock units.

The Company recorded stock compensation expense of $83 million and $263 million for the three and nine months ended September 30, 2020, respectively, and $71 million and $238 million for the three and nine months ended September 30, 2019, respectively, which is included in operating costs and expenses.

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

The Company recorded income tax expense of $177 million and $372 million for the three and nine months ended September 30, 2020, respectively, and $126 million and $329 million for the three and nine months ended September 30, 2019, respectively. Income tax expense increased during the three and nine months ended September 30, 2020 compared to the corresponding periods in 2019 primarily as a result of higher pretax income offset by increased recognition of excess tax benefits resulting from share-based compensation during 2020.

On March 18, 2020, the Families First Coronavirus Response Act ("FFCR Act"), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous tax provisions, such as deferring payroll tax payments, establishing a credit for the retention of certain employees, relaxing limitations on the deductibility of interest, and updating the definition of qualified improvement property. This legislation currently has no material impact to income tax expense on the Company’s financial statements.

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

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination. The Company has recorded unrecognized tax benefits totaling approximately $265 million and $230 million, excluding interest and penalties, as of September 30, 2020 and December 31, 2019, respectively. The Company does not currently anticipate that its reserve for uncertain tax positions will significantly increase or decrease during 2020; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision.

No tax years for Charter are currently under examination by the Internal Revenue Service ("IRS") for income tax purposes. Charter's 2016 through 2019 tax years remain open for examination and assessment. Charter’s short period return dated May 17, 2016 (prior to the Time Warner Cable Inc. ("TWC") and Bright House Networks, LLC ("Bright House") transactions) and prior years remain open solely for purposes of examination of Charter’s loss and credit carryforwards. The IRS is currently examining Charter Holdings’ income tax return for 2016. Charter Holdings’ 2017 through 2019 tax years remain open for examination and assessment. The IRS is currently examining TWC’s income tax returns for 2011 through 2014. TWC’s tax year 2015 remains subject to examination and assessment. Prior to TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009, TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS has examined Time Warner’s 2008 through 2010 income tax returns and the results are under appeal. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations during the three and nine months ended September 30, 2020, nor does the Company anticipate a material impact in the future.

16.    Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to Charter shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the impact of potentially dilutive securities using the treasury stock and if-converted methods and is based on the weighted average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock, restricted stock units, equity awards with market conditions and Charter Holdings convertible preferred units and common units. Charter Holdings common and convertible preferred units of 26 million for each of the three and nine months ended September 30, 2020, and 28 million and 29 million for the three and nine months ended September 30, 2019, respectively, were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The following is the computation of diluted earnings per common share for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to Charter shareholders	$814	$387	$1,976	$954

Denominator:
Weighted average common shares outstanding, basic	202,826,502	218,499,213	205,468,736	221,818,079
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans	5,895,627	3,856,654	5,931,045	3,519,905
Weighted average common shares outstanding, diluted	208,722,129	222,355,867	211,399,781	225,337,984

Basic earnings per common share attributable to Charter shareholders	$4.01	$1.77	$9.62	$4.30
Diluted earnings per common share attributable to Charter shareholders	$3.90	$1.74	$9.35	$4.23

17.     Comprehensive Income

Comprehensive income equaled net income attributable to Charter shareholders for each of the three and nine months ended September 30, 2020 and 2019.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Dr. John Malone, a director emeritus of Charter and Chairman of the board of directors and holder of 48.8% of voting interest in Liberty Broadband, also serves on the board of directors of Qurate Retail, Inc. ("Qurate"). As reported in Qurate's SEC filings, Dr. Malone owns approximately 1.2 million shares of the Series A common stock and approximately 27.7 million shares of the Series B common stock of Qurate and has a 40.9% voting interest in Qurate for the election of directors. Qurate wholly owns HSN, Inc. (“HSN”) and QVC, Inc. (“QVC”). The Company has programming relationships with HSN and QVC. For the three and nine months ended September 30, 2020, the Company recorded revenue in aggregate of approximately $12 million and $36 million, respectively, and for three and nine months ended September 30, 2019, the Company recorded revenue in aggregate of approximately $11 million and $35 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company’s footprint.

Dr. Malone and Mr. Steven Miron, a member of Charter’s board of directors, also serve on the board of directors of Discovery, Inc. (“Discovery”). As reported in Discovery's SEC filings, Dr. Malone owns 1.2% of the series A common stock, 93.6% of the series B common stock and 3.6% of the series C common stock of Discovery and has a 27.9% voting interest in Discovery for the election of directors. As reported in Discovery's SEC filings, Advance/Newhouse Programming Partnership (“A/N PP”), an affiliate of A/N and of which Mr. Miron is the CEO, owns 100% of the Series A-1 preferred stock of Discovery and 100% of the Series C-1 preferred stock of Discovery and has a 23.9% voting interest for matters other than the election of directors. A/N PP also has the right to appoint three directors out of a total of twelve directors to Discovery’s board. The Company purchases programming from Discovery. Based on publicly available information, the Company does not believe that Discovery would currently be considered a related party. The amount paid in the aggregate to Discovery represents less than 2% of total operating costs and expenses for the three and nine months ended September 30, 2020 and 2019.

Equity Investments

The Company has agreements with certain equity investees pursuant to which the Company has made or received related party transaction payments. The Company recorded payments to equity investees totaling $50 million and $167 million during the three and nine months ended September 30, 2020, respectively, and $78 million and $245 million during the three and nine months ended September 30, 2019, respectively.

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

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the United States District Court for the District of Kansas alleging that TWC infringed certain U.S. patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. At the trial, the jury returned a verdict of $140 million against TWC and further concluded that TWC had willfully infringed Sprint’s patents. The court subsequently declined to enhance the damage award as a result of the purported willful infringement and awarded Sprint an additional $6 million, representing pre-judgment interest on the damages award. The Company has now paid the verdict, interest and costs in full. The Company continues to pursue indemnity from its vendors and has brought a patent suit against Sprint (TC Tech, LLC v. Sprint) in the United States District Court for the District of Delaware implicating Sprint's LTE technology and a similar suit against T-Mobile USA, Inc. in the Western District of

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Texas.  The ultimate outcomes of the pursuit of indemnity against the Company’s vendors and the TC Tech litigation cannot be predicted. The Company does not expect the outcome of its indemnity claims nor the outcome of the TC Tech litigation will have a material adverse effect on its operations or financial condition.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The components of net periodic pension benefit (costs) for the three and nine months ended September 30, 2020 and 2019 are recorded in other pension benefits, net in the consolidated statements of operations and consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest cost	$(29)	$(32)	$(85)	$(96)
Expected return on plan assets	39	41	116	123
Remeasurement loss, net	(125)	—	(125)	—
Net periodic pension benefits	$(115)	$9	$(94)	$27

During the three and nine months ended September 30, 2020, settlements for lump-sum distributions to pension plan participants exceeded the estimated annual interest cost of the plans. As a result, the pension liability and pension asset values were reassessed as of September 30, 2020 utilizing remeasurement date assumptions in accordance with the Company's mark-to-market pension accounting policy to record gains and losses in the period in which a remeasurement event occurs. The $125 million remeasurement loss recorded during the three and nine months ended September 30, 2020 was primarily driven by changes in the discount rate as well as net gains to record pension assets to fair value.

The Company made no cash contributions to the qualified pension plans during the three and nine months ended September 30, 2020 and 2019; however, the Company may make discretionary cash contributions to the qualified pension plans in the future. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified unfunded pension plan, the Company will continue to make contributions during 2020 to the extent benefits are paid.

21.     Recently Issued Accounting Standards

Recently Adopted Accounting Standards

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

ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”)

In December 2019, the FASB issued ASU 2019-12 which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. The Company elected to early adopt ASU 2019-12 on January 1, 2020. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.

Amendments to the financial disclosures requirements for guarantors and issuers of guaranteed securities under SEC Regulation S-X

In March 2020, the SEC adopted amendments to the financial disclosure requirements of Regulation S-X for guarantors and issuers of guaranteed securities. The final rule streamlines disclosure obligations under the existing rules, including replacing condensed consolidating financial information with summarized financial information for the "obligor group" of issuers and guarantors to the extent material, no longer requiring subsidiary issuer and guarantor cash flow information, and no longer requiring financial information for non-guarantor subsidiaries. It also permits presentation of the required disclosures to be included in the Management's Discussion and Analysis ("MD&A") section of quarterly and annual reports rather than the notes to the Company's consolidated financial statements. The Company is voluntarily complying with the new disclosure requirements beginning with its Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and has concluded that amended Rule 3-10 and new Rule 13-01 of Regulation S-X do not apply to Charter because Charter does not guarantee the debt securities of CCO Holdings or any of its subsidiaries.

Accounting Standards Not Yet Adopted

ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”)

In August 2020, the FASB issued ASU 2020-06, which reduces the number of accounting models for convertible instruments, amends diluted earnings per share calculations for convertible instruments and allows more contracts to qualify for equity classification. ASU 2020-06 will be effective for interim and annual periods beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2020-06 will have on its consolidated financial statements.

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

Overview

As the COVID-19 pandemic continues to significantly impact the United States, we have continued to deliver services uninterrupted by the pandemic. Because we have invested significantly in our network and through normal course capacity increases, we have been able to respond to the significant increase in network activity from the private and public response to COVID-19 as we do our part as a major provider of Internet services in the United States by, among other things, enabling social distancing through telecommuting and e-learning across our footprint of 41 states. We have invested significantly in our self-service infrastructure, and customers have accelerated the adoption of our self-installation and digital self-service capabilities. Increased demand for our connectivity and the positive response to our Remote Education Offer ("REO") pursuant to which new customers with students or educators in the household were eligible to receive our Internet service for free for 60 days, and the Keep Americans Connected (“KAC”) Pledge which paused collection efforts and related disconnects for residential and small and medium business ("SMB") customers with COVID-19 related payment challenges through June 30, 2020, have positively impacted our results for the nine months ended September 30, 2020 with retention rates for these customers similar to our average customer base.

During the three and nine months ended September 30, 2020, our results were negatively impacted by COVID-19, including recording $218 million of estimated customer credits to be provided to video customers offset by $173 million in-period recognition of estimated rebates from sports programming networks as a result of canceled sporting events and related costs. The difference between the $218 million estimated credit to customers which lowered video revenue and the $163 million reduction in programming expense and $10 million reduction in regulatory, connectivity and produced content costs relates to an expected reduction in sports rights content costs which is being amortized over the life of the contract, consistent with the deferral of expense in the three months ended June 30, 2020 when games were canceled. We intend to provide a credit on our customers’ invoices for all of the rebates provided by the sports programming networks when details are finalized with these networks.

We have also seen declines in advertising revenues as a result of COVID-19 and lower revenues from seasonal plans offered to SMB and Enterprise hospitality customers that have requested a reduced level of service due to temporary business closure or because these customers have reduced their service offering to their own customers ("Seasonal Plan"). In addition, in an effort to assist COVID-19 impacted customers with overdue balances at the end of the KAC program, we waived approximately $85 million of receivables which was recorded as a reduction of revenue in the second quarter of 2020.

We cannot predict the ultimate impact of COVID-19 on our business, including the depth and duration of the economic impact to household formation and growth and our residential and business customers’ ability to pay for our products and services including the impact of extended unemployment benefits and other stimulus packages. We expect that some of the COVID-19 programs discussed above may result in incremental churn and bad debt during the remainder of the year and into 2021. In addition, there is uncertainty regarding the impact of government emergency declarations, the ability of our suppliers and vendors to provide products and services to us, the pace of new housing construction, changes in business spend in our local and national ad sales business, the effects to our employees’ health and safety and resulting reorientation of our work activities, and the risk of limitations on the deployment and maintenance of our services (including by limiting our customer support and on-site service repairs and installations).

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

Our Spectrum Mobile service is offered to customers subscribing to our Internet service and runs on Verizon's mobile network combined with Spectrum WiFi. In March 2020, we launched 5G service offerings and we expect that, along with broader availability of our Spectrum Mobile bring-your-own-device program, to contribute to the growth of our mobile business. We also continue to explore ways to drive even more mobile traffic to our network. We plan to use our WiFi network in conjunction with additional unlicensed, and potentially licensed, spectrum to improve network performance and expand capacity to offer consumers a superior mobile service at a lower total cost to us. In October 2020, we purchased approximately $464 million of Citizens Broadband Radio Service ("CBRS") licenses from the Federal Communications Commission ("FCC") in our effort to support our wireless network. Further, we have experimental wireless licenses from the FCC that we are utilizing to test next generation mobile services in several service areas around the country.

We believe Spectrum-branded mobile services will drive higher sales of our core products, create longer customer lives and increase profitability and cash flow over time. As a result of growth costs associated with our new mobile product line, we cannot be certain that we will be able to grow revenues or maintain our margins at recent historical rates. During the three and nine months ended September 30, 2020, our mobile product line increased revenues by $368 million and $936 million, respectively, reduced Adjusted EBITDA by approximately $88 million and $307 million, respectively, and reduced free cash flow by approximately $265 million and $758 million, respectively. During the three and nine months ended September 30, 2019, our mobile product line increased revenues by $192 million and $490 million, respectively, reduced Adjusted EBITDA by approximately $145 million and $384 million, respectively, and reduced free cash flow by approximately $256 million and $844 million, respectively. As we continue to grow our mobile service and scale the business, we expect continued negative impacts to Adjusted EBITDA, as well as negative working capital impacts from the timing of device-related cash flows when we sell the handset or tablet to customers pursuant to equipment installment plans.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Revenues	$12,039	$11,450	5.1%	$35,473	$34,003	4.3%
Adjusted EBITDA	$4,639	$4,086	13.6%	$13,524	$12,326	9.7%
Income from operations	$2,172	$1,586	36.9%	$5,943	$4,552	30.6%

Adjusted EBITDA is defined as net income attributable to Charter shareholders plus net income attributable to noncontrolling interest, net interest expense, income taxes, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, (gain) loss on financial instruments, net, other pension (benefits) costs, net, other (income) expense, net and other operating (income) expenses, net, such as special charges and (gain) loss on sale or retirement of assets. See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.

Growth in total revenue for the three and nine months ended September 30, 2020 compared to the corresponding prior periods was primarily due to growth in our residential Internet and mobile customers. Adjusted EBITDA and income from operations growth was impacted by growth in revenue and increases in operating costs and expenses, primarily mobile, and for the nine months ended September 30, 2020, increases in costs to service customers offset by lower regulatory, connectivity and produced content costs. Income from operations was also affected by a decrease in depreciation and amortization expense and other operating expenses, net.

The following table summarizes our customer statistics for Internet, video, mobile and voice as of September 30, 2020 and 2019 (in thousands except per customer data and footnotes).

	Approximate as of
	September 30,
	2020 (a)	2019 (a)
Customer Relationships (b)
Residential	28,912	27,037
SMB	2,021	1,930
Total Customer Relationships	30,933	28,967

Monthly Residential Revenue per Residential Customer (c)	$109.03	$112.00
Monthly SMB Revenue per SMB Customer (d)	$164.77	$169.44

Internet
Residential	26,807	24,595
SMB	1,826	1,730
Total Internet Customers	28,633	26,325

Video
Residential	15,705	15,725
SMB	530	520
Total Video Customers	16,235	16,245

Voice
Residential	9,335	9,595
SMB	1,207	1,120
Total Voice Customers	10,542	10,715

Mobile Lines
Residential	2,020	793
SMB	40	1
Total Mobile Lines	2,060	794

Enterprise Primary Service Units ("PSUs") (e)	272	264

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of September 30, 2020 and 2019, customers include approximately 181,700 and 148,000 customers, respectively, whose accounts were over 60 days past due, approximately 52,300 and 16,400 customers, respectively, whose accounts were over 90 days past due and approximately 26,000 and 14,100 customers, respectively, whose accounts were over 120 days past due. Included in the September 30, 2020 aging statistics are approximately 60,200 customers that would have been disconnected under our normal collection policies, but were not due to certain state mandates in place.
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
(c)Monthly residential revenue per residential customer is calculated as total residential quarterly revenue divided by three divided by average residential customer relationships during the respective quarter and excludes mobile revenue and customers.
(d)Monthly SMB revenue per SMB customer is calculated as total SMB quarterly revenue divided by three divided by average SMB customer relationships during the respective quarter and excludes mobile revenue and customers.
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

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$12,039	$11,450	$35,473	$34,003

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	7,483	7,435	22,212	21,915
Depreciation and amortization	2,370	2,415	7,295	7,465
Other operating expenses, net	14	14	23	71
	9,867	9,864	29,530	29,451
Income from operations	2,172	1,586	5,943	4,552

Other Income (Expenses):
Interest expense, net	(946)	(963)	(2,883)	(2,833)
Loss on extinguishment of debt	(58)	—	(121)	—
Gain (loss) on financial instruments, net	69	(34)	(185)	(116)
Other pension benefits (costs), net	(115)	9	(94)	27
Other expense, net	(13)	(5)	(13)	(131)
	(1,063)	(993)	(3,296)	(3,053)

Income before income taxes	1,109	593	2,647	1,499
Income tax expense	(177)	(126)	(372)	(329)
Consolidated net income	932	467	2,275	1,170
Less: Net income attributable to noncontrolling interests	(118)	(80)	(299)	(216)

Net income attributable to Charter shareholders	$814	$387	$1,976	$954

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$4.01	$1.77	$9.62	$4.30
Diluted	$3.90	$1.74	$9.35	$4.23

Weighted average common shares outstanding, basic	202,826,502	218,499,213	205,468,736	221,818,079
Weighted average common shares outstanding, diluted	208,722,129	222,355,867	211,399,781	225,337,984

Revenues. Total revenues grew $589 million and $1.5 billion for the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods in 2019 primarily due to increases in the number of residential Internet and mobile customers, price adjustments and during the three months ended September 30, 2020, advertising sales offset by a decrease in video customers and $218 million of estimated customer credits to be issued to our video customers due to canceled sporting events. For the nine months ended September 30, 2020, total revenues also decreased as compared to the corresponding prior period due to $85 million of waived receivables related to the KAC program.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Internet	$4,722	$4,195	12.5%	$13,659	$12,322	10.8%
Video	4,221	4,359	(3.2)%	13,014	13,134	(0.9)%
Voice	449	477	(5.8)%	1,357	1,470	(7.7)%
Residential revenue	9,392	9,031	4.0%	28,030	26,926	4.1%

Small and medium business	988	974	1.5%	2,967	2,882	2.9%
Enterprise	617	644	(4.3)%	1,845	1,939	(4.9)%
Commercial revenue	1,605	1,618	(0.8)%	4,812	4,821	(0.2)%

Advertising sales	460	394	16.8%	1,074	1,134	(5.3)%
Mobile	368	192	91.8%	936	490	91.3%
Other	214	215	(0.7)%	621	632	(1.8)%
	$12,039	$11,450	5.1%	$35,473	$34,003	4.3%

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2020 compared to three months ended September 30, 2019 Increase / (Decrease)	Nine months ended September 30, 2020 compared to nine months ended September 30, 2019 Increase / (Decrease)
Increase in average residential Internet customers	$373	$895
Increase related to rate, product mix and allocation changes	154	442
	$527	$1,337

Residential Internet customers grew by 2,212,000 customers from September 30, 2019 to September 30, 2020 due to higher demand for our services. The increase related to rate, product mix and allocation changes was primarily due to price adjustments including promotional roll-off. The increase during the nine months ended September 30, 2020 as compared to the corresponding prior period was also impacted by a $29 million reduction related to the KAC program credits.

Video revenues consist primarily of revenues from basic and digital video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The decrease in video revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2020 compared to three months ended September 30, 2019 Increase / (Decrease)	Nine months ended September 30, 2020 compared to nine months ended September 30, 2019 Increase / (Decrease)
Estimated customer credits due to COVID-19	$(218)	$(262)
Decrease in average residential video customers	(20)	(224)
Decrease in video on demand and pay-per-view	(18)	(26)
Increase related to rate, product mix and allocation changes	118	392
	$(138)	$(120)

We recorded $218 million of estimated customer credits related to canceled sporting events during the three and nine months ended September 30, 2020 and $44 million of customer credits related to KAC program during the nine months ended September 30, 2020. The increase related to rate, product mix and allocation changes was primarily due to price adjustments including annual increases and promotional roll-off, partly offset by a higher mix of lower cost video packages within our video customer base. Residential video customers decreased by 20,000 from September 30, 2019 to September 30, 2020.

The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2020 compared to three months ended September 30, 2019 Increase / (Decrease)	Nine months ended September 30, 2020 compared to nine months ended September 30, 2019 Increase / (Decrease)
Decrease in average residential voice customers	$(16)	$(77)
Decrease related to rate, product mix and allocation changes	(12)	(36)
	$(28)	$(113)

Residential wireline voice customers decreased by 260,000 customers from September 30, 2019 to September 30, 2020. The decrease related to rate, product mix and allocation changes was primarily due to value-based pricing. The decrease during the nine months ended September 30, 2020 as compared to the corresponding prior period was also impacted by a $3 million reduction related to the KAC program credits.

The increase in small and medium business commercial revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2020 compared to three months ended September 30, 2019 Increase / (Decrease)	Nine months ended September 30, 2020 compared to nine months ended September 30, 2019 Increase / (Decrease)
Increase in small and medium business customers	$42	$150
Decrease related to rate and product mix changes	(28)	(65)
	$14	$85

Small and medium business customers grew by 91,000 from September 30, 2019 to September 30, 2020. The decrease related to rate and product mix changes during the three and nine months ended September 30, 2020 as compared to the corresponding prior periods included reductions of $11 million and $28 million, respectively, related to COVID-19 programs.

Enterprise revenues decreased $27 million and $94 million during the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods in 2019 primarily due to the sale of non-strategic assets in the third quarter of 2019. The decrease during the nine months ended September 30, 2020 as compared to the corresponding prior period was also impacted by a revenue reduction of $18 million related to the COVID-19 Enterprise hospitality seasonal program. Enterprise PSUs increased 8,000 from September 30, 2019 to September 30, 2020.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues increased $66 million during the three months ended September 30, 2020 as compared to the corresponding period in 2019 primarily due to an increase in political revenue, partially offset by a decrease in local ad revenues due to COVID-19. Advertising sales revenues decreased $60 million during the nine months ended September 30, 2020 as compared to the corresponding period in 2019 due to lower local and national ad revenues due to COVID-19, partially offset by an increase in political revenue.

During the three and nine months ended September 30, 2020, mobile revenues represented approximately $172 million and $461 million of device revenues, respectively, and approximately $196 million and $475 million of service revenues, respectively. During the three and nine months ended September 30, 2019, mobile revenues represented approximately $123 million and $348 million of device revenues, respectively, and approximately $69 million and $142 million of service revenues, respectively. The revenue increases are attributable to an increase in mobile lines from 794,000 as of September 30, 2019 to 2,060,000 mobile lines as of September 30, 2020.

Other revenues consist of revenue from regional sports and news channels (excluding intercompany charges or advertising sales on those channels), home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues remained unchanged during the three months ended September 30, 2020 compared to the corresponding period in 2019 and decreased $11 million during the nine months ended September 30, 2020 compared to the corresponding period in 2019 primarily due to a decrease in late payment fees and home security revenue offset by an increase in the sale of video devices and regional sports and news revenue.

Operating costs and expenses. The increase in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended September 30, 2020 compared to three months ended September 30, 2019 Increase / (Decrease)	Nine months ended September 30, 2020 compared to nine months ended September 30, 2019 Increase / (Decrease)
Programming	$(63)	$10
Regulatory, connectivity and produced content	—	(119)
Costs to service customers	8	115
Marketing	(5)	(23)
Mobile	119	369
Other	(11)	(55)
	$48	$297

Programming costs were approximately $2.7 billion and $8.5 billion for the three and nine months ended September 30, 2020, respectively, representing 36% and 38% of total operating costs and expenses, respectively, and $2.8 billion and $8.5 billion for the three and nine months ended September 30, 2019, respectively, representing 38% and 39% of total operating costs and expenses, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, video on demand, and pay-per-view programming. Programming costs during the three and nine months ended September 30, 2020 were reduced by $163 million of estimated rebates from sports programming networks as a result of canceled sporting events due to COVID-19 and further benefited from a higher mix of lower cost video packages within our video customer base and lower video customers. The decrease was offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent.  We expect programming rates will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. We have been unable to fully pass these increases on to our customers and do not expect to be able to do so in the future without a potential loss of customers.

Regulatory, connectivity and produced content remained constant and decreased $119 million during the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods in 2019 primarily due to deferred sports rights costs associated with the shortened baseball season resulting from COVID-19.
Costs to service customers increased $8 million and $115 million during the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods in 2019 primarily due to higher labor costs resulting from COVID-19 related wage increases and flex time benefits along with 6.8% customer growth offset by a decrease in bad debt expense given the revenue write-off associated with the KAC program and better collections enhanced by government stimulus benefits.

Marketing costs decreased $5 million and $23 million during the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods in 2019 primarily due to timing of media spend and, during the nine months ended September 30, 2020, a payroll tax credit.

Mobile costs of $456 million and $1.2 billion for the three and nine months ended September 30, 2020, respectively, and $337 million and $874 million for the three and nine months ended 2019, respectively, were comprised of mobile device costs and mobile service, customer acquisition and operating costs. The increases are attributable to increases in the number of mobile lines.

The increase in other expense is attributable to the following (dollars in millions):

	Three months ended September 30, 2020 compared to three months ended September 30, 2019 Increase / (Decrease)	Nine months ended September 30, 2020 compared to nine months ended September 30, 2019 Increase / (Decrease)
Enterprise	$(16)	$(66)
Property tax and insurance	(12)	(32)
Advertising sales expense	9	(26)
Corporate costs	(5)	27
Stock compensation expense	12	25
Other	1	17
	$(11)	$(55)

Enterprise costs decreased primarily due to the sale of non-strategic assets in the third quarter of 2019. Advertising sales expense decreased during the nine months ended September 30, 2020 compared to the corresponding prior period due to lower cost of sales fees driven by lower revenue.

Depreciation and amortization. Depreciation and amortization expense decreased by $45 million and $170 million during the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods in 2019 primarily due to a decrease in depreciation and amortization as certain assets acquired in acquisitions become fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Other operating expenses, net. The change in other operating expenses, net is attributable to the following (dollars in millions):

	Three months ended September 30, 2020 compared to three months ended September 30, 2019 Increase / (Decrease)	Nine months ended September 30, 2020 compared to nine months ended September 30, 2019 Increase / (Decrease)
Special charges, net	$9	$12
(Gain) loss on sale of assets, net	(9)	(60)
	$—	$(48)

See Note 13 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Interest expense, net. Net interest expense decreased by $17 million and increased by $50 million for the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods in 2019. Changes in net interest expense is the result of reductions in weighted average interest rates as well as increases in weighted average debt outstanding which was approximately $5.6 billion and $5.7 billion during the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods in 2019. The increases in weighted average debt outstanding is primarily due to the issuance of notes throughout 2019 and 2020 for general corporate purposes including stock buybacks and debt repayments.

Loss on extinguishment of debt. Loss on extinguishment of debt of $58 million and $121 million for the three and nine months ended September 30, 2020, respectively, represents losses recognized as a result of the redemption of CCO Holdings notes. For more information, see Note 6 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Gain (loss) on financial instruments, net. We recorded gains on financial instruments of $69 million and losses on financial instruments of $185 million during the three and nine months ended September 30, 2020, respectively, and losses on financial instruments of $34 million and $116 million during the three and nine months ended September 30, 2019, respectively. Gains and losses on financial instruments are primarily recognized due to changes in the fair value of our cross-currency derivative instruments and the foreign currency remeasurement of the fixed-rate British pound sterling denominated notes (the “Sterling Notes”) into U.S. dollars. For more information, see Note 9 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Other pension benefits (costs), net. Net other pension benefits (costs) increased by $124 million and $121 million during the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods in 2019. The increase during the three and nine months ended September 30, 2020 compared to the corresponding prior periods was primarily due to a $125 million remeasurement loss in the third quarter of 2020 as a result of significant lump sum settlement payments to participants. For more information, see Note 20 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Other expense, net. Other expense, net primarily represents equity losses on our equity investments. Other expense, net also includes an impairment on equity investments of approximately $121 million during the nine months ended September 30, 2019.

Income tax expense. We recognized income tax expense of $177 million and $372 million for the three and nine months ended September 30, 2020, respectively, and $126 million and $329 million for the three and nine months ended September 30, 2019, respectively. Income tax expense increased during the three and nine months ended September 30, 2020 compared to the corresponding periods in 2019 primarily as a result of higher pretax income offset by increased recognition of excess tax benefits resulting from share-based compensation during 2020. For more information, see Note 15 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest for financial reporting purposes represents A/N’s portion of Charter Holdings’ net income based on its effective common unit ownership interest and the preferred dividend of $37 million and $112 million for each of the three and nine months ended September 30, 2020 and 2019, respectively. For more information, see Note 8 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income attributable to Charter shareholders. Net income attributable to Charter shareholders increased from $387 million and $954 million for the three and nine months ended September 30, 2019, respectively, to $814 million and $2.0 billion for the three and nine months ended September 30, 2020, respectively, primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $308 million and $927 million for the three and nine months ended September 30, 2020, respectively, and $317 million and $916 million for the three and nine months ended September 30, 2019, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to Charter shareholders	$814	$387	$1,976	$954
Plus: Net income attributable to noncontrolling interest	118	80	299	216
Interest expense, net	946	963	2,883	2,833
Income tax expense	177	126	372	329
Depreciation and amortization	2,370	2,415	7,295	7,465
Stock compensation expense	83	71	263	238
Loss on extinguishment of debt	58	—	121	—
(Gain) loss on financial instruments, net	(69)	34	185	116
Other pension (benefits) costs, net	115	(9)	94	(27)
Other, net	27	19	36	202
Adjusted EBITDA	$4,639	$4,086	$13,524	$12,326

Net cash flows from operating activities	$3,664	$2,943	$10,413	$8,390
Less: Purchases of property, plant and equipment	(2,014)	(1,651)	(5,352)	(4,913)
Change in accrued expenses related to capital expenditures	104	(21)	(70)	(449)
Free cash flow	$1,754	$1,271	$4,991	$3,028

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

In October 2020, CCO Holdings and CCO Holdings Capital Corp. jointly issued an additional $1.5 billion of its 4.500% senior unsecured notes due 2032 at 103.75% of the aggregate principal amount. The net proceeds will be used to pay related fees and expenses and for general corporate purposes, including repaying certain indebtedness, including repayment of all of CCO Holdings' 5.375% senior notes due May 1, 2025, as well as funding potential buybacks of Charter Class A common stock and Charter Holdings common units.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The principal amount of our debt as of September 30, 2020 was $79.1 billion, consisting of $10.2 billion of credit facility debt, $45.3 billion of investment grade senior secured notes and $23.5 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. As we continue to grow our mobile services, we expect an initial funding period to grow a new product as well as negative working capital impacts from the timing of device-related cash flows when we sell the handset or tablet to customers pursuant to equipment installment plans. Free cash flow was $1.8 billion and $5.0 billion for the three and nine months ended September 30, 2020, respectively, and $1.3 billion and $3.0 billion for the three and nine months ended September 30, 2019, respectively. See table below for factors impacting free cash flow during the three and nine months ended September 30, 2020 compared to the corresponding prior periods. As of September 30, 2020, the amount available under our credit facilities was approximately $4.7 billion and cash on hand was approximately $1.3 billion. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as stock repurchases and dividends. Charter's target leverage of net debt to the last twelve months Adjusted EBITDA remains at 4 to 4.5 times Adjusted EBITDA, and up to 3.5 times Adjusted EBITDA at the Charter Operating level. Our leverage ratio was 4.3 times Adjusted EBITDA as of September 30, 2020. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. During the three and nine months ended September 30, 2020, Charter purchased approximately 5.5 million and 11.9 million of Charter Class A common stock for approximately $3.3 billion and $6.5 billion, respectively, and during the three and nine months ended September 30, 2019, Charter purchased approximately 6.9 million and 11.8 million shares, respectively, of Charter Class A common stock for approximately $2.7 billion and $4.5 billion, respectively.

In December 2017, Charter and A/N entered into an amendment to the letter agreement (the "Letter Agreement") that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis. Charter Holdings purchased from A/N 0.6 million and 1.7 million Charter Holdings common units at an average price per unit of $568.19 and $514.10, or $366 million and $884 million, during the three and nine months ended September 30, 2020, respectively, and 0.9 million and 1.6 million Charter Holdings common units at an average price per unit of $391.62 and $366.76, or $339 million and $593 million, during the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, Charter had remaining board authority to purchase an additional $1.6 billion of Charter’s Class A common stock and/or Charter Holdings common units. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions.

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

Free Cash Flow

Free cash flow increased $483 million and $2.0 billion during the three and nine months ended September 30, 2020 compared to the corresponding prior periods in 2019 due to the following (dollars in millions).

	Three months ended September 30, 2020 compared to three months ended September 30, 2019 Increase / (Decrease)	Nine months ended September 30, 2020 compared to nine months ended September 30, 2019 Increase / (Decrease)
Changes in working capital, excluding change in accrued interest	$318	$1,220
Increase in Adjusted EBITDA	553	1,198
Decrease in cash paid for interest, net	6	34
Increase in capital expenditures	(363)	(439)
Other, net	(31)	(50)
	$483	$1,963

Free cash flow was reduced by $265 million and $758 million during the three and nine months ended September 30, 2020, respectively, and $256 million and $844 million during the three and nine months ended September 30, 2019, respectively, due to mobile with impacts negatively affecting working capital, capital expenditures and Adjusted EBITDA.

Limitations on Distributions

Distributions by our subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of September 30, 2020, there was no default under any of these indentures or credit facilities, and each subsidiary met its applicable leverage ratio tests based on September 30, 2020 financial results. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing, and Financing Activities

Cash, Cash Equivalents and Restricted Cash. We held $1.3 billion and $3.5 billion in cash and cash equivalents as of September 30, 2020 and December 31, 2019, respectively. We also held $3 million and $66 million in restricted cash as of September 30, 2020 and December 31, 2019, respectively, representing escrowed funds of a consolidated variable interest entity. See Note 3 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Operating Activities. Net cash provided by operating activities increased $2.0 billion during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to an increase in Adjusted EBITDA of $1.2 billion and changes in working capital, excluding the change in accrued interest and accrued expenses related to capital expenditures, that used $841 million less cash.

Investing Activities. Net cash used in investing activities was $5.6 billion and $5.5 billion for the nine months ended September 30, 2020 and 2019, respectively. The increase in cash used was primarily due to an increase in capital expenditures.

Financing Activities. Net cash used in financing activities was $7.1 billion and $3.1 billion for the nine months ended September 30, 2020 and 2019, respectively. The increase in cash used was primarily due to an increase in the purchase of treasury stock and noncontrolling interest and a decrease in the amount by which borrowings of long-term debt exceeded repayments.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $2.0 billion and $5.4 billion for the three and nine months ended September 30, 2020, respectively, and $1.7 billion and $4.9 billion for the three and nine months ended September 30, 2019, respectively.  The increase was primarily due to higher support capital as a result of facility improvements and investments in back office systems and mobile store build-outs, higher line extensions driven by continued network expansion, including to rural areas and higher scalable infrastructure as a result of core network enhancements and node splits given growing customers and traffic and during the three months ended September 30, 2020, higher Internet customer premise equipment. See the table below for more details.

We currently expect 2020 cable capital expenditures to be consistent and possibly lower as a percentage of cable revenue versus 2019, despite the significant acceleration in customer growth and network utilization during COVID-19. The actual amount of our capital expenditures in 2020 will depend on a number of factors including further spend related to product development and growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures decreased by $70 million and $449 million for the nine months ended September 30, 2020 and 2019, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three and nine months ended September 30, 2020 and 2019. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Customer premise equipment (a)	$520	$470	$1,501	$1,527
Scalable infrastructure (b)	424	320	979	840
Line extensions (c)	439	370	1,204	1,054
Upgrade/rebuild (d)	175	165	459	451
Support capital (e)	456	326	1,209	1,041
Total capital expenditures	$2,014	$1,651	$5,352	$4,913

Capital expenditures included in total related to:
Mobile	$139	$100	$351	$281
Commercial services	$358	$327	$942	$956

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

As of September 30, 2020 and December 31, 2019, the weighted average interest rate on credit facility debt was approximately 1.7% and 3.3%, respectively, and the weighted average interest rate on the senior notes was approximately 5.2% and 5.4%, respectively, resulting in a blended weighted average interest rate of 4.7% and 5.1%, respectively. The interest rate on approximately 86% of the total principal amount of our debt was effectively fixed as of September 30, 2020 and December 31, 2019.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of September 30, 2020 (dollars in millions).

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Debt:
Fixed-Rate	$—	$1,700	$3,000	$1,500	$1,100	$60,645	$67,945	$77,872
Average Interest Rate	—%	4.05%	4.46%	6.92%	4.50%	5.28%	5.24%

Variable Rate	$69	$277	$277	$436	$1,165	$8,895	$11,119	$10,904
Average Interest Rate	1.52%	1.50%	1.51%	1.61%	1.93%	2.25%	2.15%

Interest rates on variable-rate debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at September 30, 2020 including applicable bank spread.

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

During the quarter ended September 30, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing COVID-19 pandemic has significantly increased economic and demand uncertainty. The current pandemic and continued spread of COVID-19 has caused a significant economic recession. At this time, we cannot predict the duration of any business disruption and the ultimate impact of COVID-19 on our business, including the depth and duration of the economic impact to household formation and growth and our residential and business customers’ ability to pay for our products and services including the impact of extended unemployment benefits and other stimulus packages. We expect that some of the COVID-19 programs may result in incremental churn and bad debt during the remainder of the year and into 2021. In addition, there is uncertainty regarding the impact of government emergency declarations, the ability of our suppliers and vendors to provide products and services to us, the pace of new housing construction, changes in business spend in our local and national ad sales business, the effects to our employees’ health and safety and resulting reorientation of our work activities, and the risk of limitations on the deployment and maintenance of our services (including by limiting our customer support and on-site service repairs and installations). The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The following table presents Charter’s purchases of equity securities completed during the third quarter of 2020 (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - 31, 2020	1,375,567	$537.54	1,188,061	$4,404
August 1 - 31, 2020	2,027,469	$607.06	1,915,988	$3,190
September 1 - 30, 2020	2,430,631	$615.83	2,362,246	$1,649

(1)Includes 187,506, 111,481 and 68,385 shares withheld from employees for the payment of taxes and exercise costs upon the exercise of stock options or vesting of other equity awards for the months of July, August and September 2020, respectively.
(2)During the three months ended September 30, 2020, Charter purchased approximately 5.5 million shares of its Class A common stock for approximately $3.3 billion. Charter Holdings purchased 0.6 million Charter Holdings common units from A/N at an average price per unit of $568.19, or $366 million, during the three months ended September 30, 2020. As of September 30, 2020, Charter had remaining board authority to purchase an additional $1.6 billion of Charter’s Class A common stock and/or Charter Holdings common units. In addition to open market purchases including pursuant to Rule 10b5-1 plans adopted from time to time, Charter may also buy shares of Charter Class A common stock, from time to time, pursuant to private transactions outside of its Rule 10b5-1 plan and any such repurchases would also trigger the repurchases from A/N pursuant to and to the extent provided in the Letter Agreement.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: October 30, 2020		Executive Vice President, Chief Accounting Officer and Controller

S-1

Exhibit Index

Exhibit	Description

10.1
Exchange and Registration Rights Agreement, dated October 12, 2020, relating to the 4.500% Senior Notes due 2032, among CCO Holdings, LLC, CCO Holdings Capital Corp. and Deutsche Bank Securities Inc., as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on October 16, 2020).

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
101
The following financial information from Charter Communications, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020, filed with the Securities and Exchange Commission on October 30, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Shareholders' Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.

E-1