Form 10-K
period 2020-12-31
CHARTER COMMUNICATIONS, INC. /MO/
filed 2021-01-29
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
______________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

The aggregate market value of the registrant of outstanding Class A common stock held by non-affiliates of the registrant at June 30, 2020 was approximately $75.8 billion, computed based on the closing sale price as quoted on the NASDAQ Global Select Market on that date. For purposes of this calculation only, directors, executive officers and the principal controlling shareholders or entities controlled by such controlling shareholders of the registrant are deemed to be affiliates of the registrant.

There were 193,730,992 shares of Class A common stock outstanding as of December 31, 2020. There was 1 share of Class B common stock outstanding as of the same date.

Documents Incorporated By Reference

Information required by Part III is incorporated by reference from Registrant’s proxy statement or an amendment to this Annual Report on Form 10-K to be filed no later than 120 days after the end of the Registrant's fiscal year ended December 31, 2020.

CHARTER COMMUNICATIONS, INC.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2020

This annual report on Form 10-K is for the year ended December 31, 2020. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “Charter,” “we,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries.

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
•general business conditions, unemployment levels and the level of activity in the housing sector and economic uncertainty or downturn, including the impacts of the Novel Coronavirus (“COVID-19”) pandemic to our customers, our vendors and local, state and federal governmental responses to the pandemic;
•our ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents and distribution requirements);
•our ability to develop and deploy new products and technologies including mobile products and any other consumer services and service platforms;
•any events that disrupt our networks, information systems or properties and impair our operating activities or our reputation;
•the effects of governmental regulation on our business including costs, disruptions and possible limitations on operating flexibility related to, and our ability to comply with, regulatory conditions applicable to us;
•the ability to hire and retain key personnel;
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

ii

PART I

Item 1. Business.

Introduction

We are a leading broadband connectivity company and cable operator serving more than 31 million customers in 41 states through our Spectrum brand. Over an advanced high-capacity, two-way telecommunications network, we offer a full range of state-of-the-art residential and business services including Spectrum Internet, TV, Mobile and Voice. For small and medium-sized companies, Spectrum Business® delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise provides highly customized, fiber-based solutions. Spectrum Reach® delivers tailored advertising and production for the modern media landscape. We also distribute award-winning news coverage, sports and high-quality original programming to our customers through Spectrum Networks and Spectrum Originals.

Our network, which we own and operate, passes over 53 million households and small and medium businesses ("SMBs") across the United States. Our core strategy is to use our network to deliver high quality products at competitive prices, combined with outstanding customer service. This strategy, combined with simple, easy to understand pricing and packaging, is central to our goal of growing our customer base while selling more of our core connectivity services, which include both fixed and mobile Internet, video and voice services, to each individual customer.  We execute this strategy by managing our operations in a consumer-friendly, efficient and cost-effective manner. Our operating strategy includes insourcing nearly all of our customer care and field operations workforces, which results in higher quality service delivery. While an insourced operating model can increase the field operations and customer care costs associated with individual service transactions, the higher quality nature of insourced labor service transactions significantly reduces the volume of service transactions per customer, more than offsetting the higher investment made in each insourced service transaction. As we reduce the number of service transactions and recurring costs per customer relationship, we continue to provide our customers with products and prices that we believe provide more value than what our competitors offer. The combination of offering high quality, competitively priced products and outstanding service, allows us to both increase the number of customers we serve over our fully deployed network, and to increase the number of products we sell to each customer. This combination also reduces the number of service transactions we perform per relationship, yielding higher customer satisfaction and lower customer churn, resulting in lower costs to acquire and serve customers and greater profitability.

We have enhanced our service operations to allow our customers to (1) more frequently interact with us through our customer website and My Spectrum application, online chat and social media, (2) have their services installed at the time and in the manner of their own choosing, including self-installation, and (3) receive a variety of video packages on an increasing number of connected devices including those owned by us and those owned by the customer. By offering our customers growing levels of choices in how they receive and install their services and how they interact with us, we are driving higher overall levels of customer satisfaction and reducing our operating costs and capital expenditures per customer relationship. Ultimately, our operating strategy enables us to offer high quality, competitively priced services profitably, while continuing to invest in new products and services.

The capability and functionality of our network continues to grow in a number of areas, especially with respect to wireless connectivity. Our Internet service offers consumers the ability to wirelessly connect to our network using WiFi technology. We estimate that approximately 400 million devices are wirelessly connected to our network through WiFi. In addition, we extend Internet connectivity to our customers beyond the home via our Spectrum Mobile product through our mobile virtual network operator (“MVNO”) reseller agreement with Verizon Communications Inc. ("Verizon"). In 2020, we purchased 210 Citizens Broadband Radio Service (“CBRS”) Priority Access Licenses (“PALs”) within our footprint from the Federal Communications Commission ("FCC"). We intend to use the licenses along with unlicensed CBRS spectrum to build our own fifth generation ("5G") mobile network which we plan to use in combination with our MVNO and WiFi network to enhance our customer’s experience and improve our cost structure.

Our principal executive offices are located at 400 Atlantic Street, Stamford, Connecticut 06901. Our telephone number is (203) 905-7801, and we have a website accessible at www.corporate.charter.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, are available on our website free of charge as soon as reasonably practicable after they have been filed. The information posted on our website is not incorporated into this annual report.

Corporate Entity Structure

The chart below sets forth our entity structure and that of our direct and indirect subsidiaries. The chart does not include all of our affiliates and subsidiaries and, in some cases, we have combined separate entities for presentation purposes. The equity ownership percentages shown below are approximations. Indebtedness amounts shown below are principal amounts as of December 31, 2020. See Note 9 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data,” which also includes the accreted values of the indebtedness described below.

Public Stockholders
Charter Communications, Inc.
("Charter")
100%
(Intermediate holding companies)
88.7%
Advance/Newhouse Partnership
("A/N")
11.3%
Exchangeable common and preferred units representing approximately 11.3% common equity interest with voting rights on an if-converted, if-exchanged basis
Charter Communications Holdings, LLC
("Charter Holdings")
(Intermediate holding companies)
CCO Holdings, LLC ("CCO Holdings")
CCO Holdings Capital Corp. ("CCO Holdings Capital")
(Co-issuers of $24.3 billion principal amount of senior notes)
Charter Communications Operating, LLC ("Charter Operating")/
Charter Communications Operating Capital Corp. ("CCO Capital")
(Borrowers under $10.2 billion credit facilities and co-issuers of $34.8 billion principal amount of senior secured notes)
Time Warner Cable, LLC
("TWC, LLC")
(Issuer of $10.9 billion principal amount of notes and debentures)
Operating Subsidiaries
Time Warner Cable Enterprises, LLC ("TWCE")
(Issuer of $2.0 billion principal amount of debentures)
Operating Subsidiaries
Substantially all of these subsidiaries are guarantors or obligors, as applicable, under the Charter Operating notes, the Credit Agreement, the TWC, LLC notes and debentures, the TWCE debentures, and a mortgage note.

Footprint

We operate in geographically diverse areas which are managed centrally on a consolidated level. The map below highlights our footprint as of December 31, 2020.
Products and Services

We offer our customers subscription-based Internet services, video services, and mobile and voice services. Our services are offered to residential and commercial customers on a subscription basis, with prices and related charges based on the types of service selected, whether the services are sold as a “bundle” or on an individual basis, and based on the equipment necessary to receive our services. Bundled services are available to substantially all of our passings, and approximately 56% of our residential customers subscribe to a bundle of services including some combination of our Internet, video and/or voice products.

The following table summarizes our customer statistics for Internet, video, voice and mobile as of December 31, 2020 and 2019 (in thousands except per customer data and footnotes).

	Approximate as of
	December 31,
	2020 (a)	2019 (a)
Customer Relationships (b)
Residential	29,079	27,277
SMB	2,051	1,958
Total Customer Relationships	31,130	29,235

Monthly Residential Revenue per Residential Customer (c)	$111.15	$112.63
Monthly SMB Revenue per SMB Customer (d)	$165.60	$169.90

Internet
Residential	27,023	24,908
SMB	1,856	1,756
Total Internet Customers	28,879	26,664

Video
Residential	15,639	15,620
SMB	561	524
Total Video Customers	16,200	16,144

Voice
Residential	9,215	9,443
SMB	1,224	1,144
Total Voice Customers	10,439	10,587

Mobile Lines
Residential	2,320	1,078
SMB	55	4
Total Mobile Lines	2,375	1,082

Enterprise Primary Service Units ("PSUs") (e)	274	267

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of December 31, 2020 and 2019, customers include approximately 168,400 and 154,200 customers, respectively, whose accounts were over 60 days past due, approximately 17,800 and 13,500 customers, respectively, whose accounts were over 90 days past due, and approximately 11,100 and 10,000 customers, respectively, whose accounts were over 120 days past due.
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
(c)Monthly residential revenue per residential customer is calculated as total residential annual revenue divided by twelve divided by average residential customer relationships during the respective year and excludes mobile revenue and customers.
(d)Monthly SMB revenue per SMB customer is calculated as total SMB annual revenue divided by twelve divided by average SMB customer relationships during the respective year and excludes mobile revenue and customers.
(e)Enterprise PSUs represent the aggregate number of fiber service offerings counting each separate service offering at each customer location as an individual PSU.

Residential Services

Internet Services

Our Spectrum pricing and packaging (“SPP”) offers an entry level Internet download speed of at least 200 megabits per second (“Mbps”) in nearly 75% of our footprint and 100 Mbps across the remainder of our footprint, which among other things, allows several people within a single household to stream high definition (“HD”) video content while simultaneously using our Internet service for other purposes. Additionally, leveraging DOCSIS 3.1 technology, we offer Spectrum Internet Gig (940 Mbps) speed service in nearly all of our footprint. Finally, we offer a security suite with our Internet services which, upon installation by customers, provides protection against computer viruses and spyware and includes parental control features.

We offer an in-home WiFi product that provides customers with high performance wireless routers and a managed WiFi service to maximize their in-home wireless Internet experience. During 2020, we continued to roll out our advanced in-home WiFi product and we plan to expand availability from over 65% of our footprint to substantially all by the end of 2021. With advanced in-home WiFi, customers enjoy an optimized WiFi connection and have the ability to view and control their WiFi network with the My Spectrum App allowing them to set schedules for specific devices. Advanced in-home WiFi is built on a software platform that will allow us to integrate and launch additional network based security and control features as well as enhanced speeds for our mobile customers within the home. In 2020, we also launched the option to add Spectrum WiFi Pods to our advanced in-home WiFi product. Spectrum WiFi pods are small, discreet and powerful pods that plug into electrical outlets in the home to deliver additional access points, resulting in more consistent coverage throughout the home.

Video Services

Our video customers receive a package of programming which generally includes a digital receiver that provides an interactive electronic programming guide with parental controls, access to pay-per-view services, including video on demand (“VOD”) (available to nearly all of our passings) and the ability to view certain video services on third-party devices inside and outside the home. Customers have the option to purchase additional tiers of services, including premium channels which provide original programming, commercial-free movies, sports, and other special event entertainment programming. Substantially all of our video programming is available in high definition. We also offer certain video packages containing a limited number of channels.

In the vast majority of our footprint, we offer VOD service which allows customers to select from over 75,000 titles at any time. VOD programming options may be accessed at no additional cost if the content is associated with a customer’s linear subscription, or for a fee on a transactional basis. VOD services are also offered on a subscription basis included in a digital tier premium channel subscription or for a monthly fee. Pay-per-view channels allow customers to pay on a per-event basis to view a single showing of a one-time special sporting event, music concert, or similar event on a commercial-free basis.

Our goal is to provide our video customers with the programming they want, when they want it, on any device. Digital video recorder (“DVR”) service enables customers to digitally record programming and to pause and rewind live programming.  Customers can also use our Spectrum TV application on Internet Protocol ("IP") devices to watch over 375 channels of cable TV in home and approximately 300 channels out of home and view VOD programming. Customers are increasingly accessing their subscription video content through connected IP devices via our IP network. Our cloud DVR service allows customers to schedule, record and watch their favorite programming anytime from connected IP devices as well as SpectrumTV.com. Our video customers also have access to programmer authenticated applications and websites (known as TV Everywhere services) such as Fox Now, Discovery Go and ESPN. We deploy Spectrum Guide®, our network or “cloud-based” user interface, to new video customers in the majority of our service areas. Spectrum Guide runs on traditional digital receivers but offers a look and feel similar to that of our IP-based Spectrum TV application. Spectrum Guide also provides access to third-party video applications such as Netflix.

Voice Services

We provide voice communications services using voice over Internet protocol ("VoIP") technology to transmit digital voice signals over our network. Our voice services include unlimited local and long distance calling to the United States, Canada, Mexico and Puerto Rico, voicemail, call waiting, caller ID, call forwarding and other features and offers international calling either by the minute, or through packages of minutes per month. For customers that subscribe to both our voice and video offerings, caller ID on TV is also available in most areas. In early 2021, we launched Call Guard, a new advanced caller ID and robocall blocking solution, for our residential and SMB voice customers. Call Guard reduces customer frustration and improves security by blocking malicious calls while ensuring our customers continue to receive the legitimate automated calls they need from schools or healthcare providers.

Mobile Services

Our Spectrum Mobile service is offered to customers subscribing to our Internet service, and runs on Verizon’s mobile network, combined with Spectrum WiFi. In 2020, we launched nationwide 5G service at no incremental cost to our customers enabling them to stream content several times faster and reducing latency when connecting to apps or webpages where 5G coverage exists. In addition, we continue to focus on improving the customer experience and integrating our mobile and Internet products, providing improved WiFi speeds and performance using more than 500,000 of our out of home WiFi access points across our footprint. In addition, we refreshed our device portfolio with new devices including 5G models from Apple, Google and Samsung that include installment plan and trade-in options along with a bring-your-own-device (“BYOD”) program which lowers the costs for our customers switching to Spectrum Mobile from other mobile operators.

Commercial Services

We offer scalable broadband communications solutions for businesses and carrier organizations of all sizes, selling Internet access, data networking, fiber connectivity to cellular towers and office buildings, video entertainment services and business telephone services.

Small and Medium Business

Spectrum Business offers Internet, voice and video services to SMBs over our hybrid fiber coaxial network. In addition, we offer our Spectrum Mobile service to SMB customers. Spectrum Business includes a full range of video programming and entry-level Internet speeds of 200 Mbps downstream and 10 Mbps upstream in virtually all of our markets. Additionally, customers can upgrade their Internet speeds by purchasing Internet Ultra (600 Mbps downstream) or Internet Gig (940 Mbps downstream). Spectrum Business also includes a set of business services including static IP and business WiFi, e-mail and security, and multi-line telephone services with more than 35 business features including web-based service management, that are generally not available to residential customers. In 2020, we launched Wireless Internet Backup for our SMB customers throughout our footprint. Wireless Internet Backup is designed to enhance and protect Internet service for small- and medium-sized businesses in the event of a network disruption.

Enterprise

Spectrum Enterprise offers tailored communications products and managed service solutions to larger businesses, as well as high-capacity last-mile data connectivity services to mobile and wireline carriers on a wholesale basis.  The Spectrum Enterprise product portfolio includes Internet access (fiber, wireless and coax delivered); Wide Area Network ("WAN") Solutions including Ethernet; SD-WAN and cloud connectivity services that privately and securely connect geographically dispersed customer locations; and managed services which address a wide range of enterprise networking and security challenges. To meet the communications needs of these more sophisticated customers, Spectrum Enterprise also offers an array of voice trunking services and unified messaging/unified communications solutions. In addition, for industries such as hospitality, education and healthcare where specialized video solutions are demanded, Spectrum Enterprise offers a wide range of solutions designed to meet those requirements. Spectrum Enterprise serves businesses nationally by combining its large, serviceable footprint and robust portfolio of fiber lit buildings with a significant wholesale partner network. As a result, these customers benefit by obtaining advanced communications solutions from a single provider who is committed to an exceptional customer experience and who delivers compelling value by simplifying procurement and potentially reducing their costs.

Advertising Services

Our advertising sales division, Spectrum Reach, offers local, regional and national businesses the opportunity to advertise in individual and multiple service areas on cable television networks and advanced advertising platforms. We receive revenues from the sale of local advertising across various platforms for networks such as MTV, CNN and ESPN. In any particular service area, we typically insert local advertising on 40 to 85 channels. Our large footprint provides opportunities for advertising customers to address broader regional audiences from a single provider and thus reach more customers with a single transaction. Our size also provides scale to invest in new technology to create more targeted and addressable advertising capabilities.

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

In 2020, we continued to expand our deployment of household addressability ("HHA"), which allows for more precise targeting within various parts of our footprint. This will be more widely deployed in 2021. Additionally in the next year, in conjunction with other MVPD’s, Spectrum Reach will enable affiliated cable networks to deploy HHA on their own inventory in our footprints, charging them an enablement fee. We also continued to develop our Ad Portal, which allows small businesses to purchase local cable advertising and/or creative services via our web portal with no sales personnel interaction at a price within their budgets. They join our fully deployed Audience App, which uses our proprietary digital receiver viewership data (all anonymized and aggregated) to optimize linear inventory, and Streaming TV, our expanded Ads Everywhere offering which includes inventory on over-the-top streaming content providers, in our suite of advanced advertising products available to the marketplace.

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

We manage 31 local news channels, including Spectrum News NY1® and LA1, 24-hour news channels focused on New York City and Los Angeles. Our local news channels provide 24/7 hyperlocal content, focusing on news, programming and storytelling that addresses the deeper needs and interests of the diverse communities and neighborhoods we serve. We also provide the Spectrum News app where customers can read, watch and listen to news stories by our Spectrum News journalists and local partner publications on their mobile device.

Pricing of Our Products and Services

Our revenues are principally derived from the monthly fees customers pay for the services we provide. We typically charge a one-time installation fee which is sometimes waived or discounted in certain sales channels during certain promotional periods.

Our Spectrum pricing and packaging generally offers a standardized price for each tier of service, bundle of services, and add-on service in a service area. We believe SPP:

•offers a higher quality and more value-based set of services relative to our competitors, including faster Internet speeds, more HD channels, lower equipment fees and a more transparent pricing structure;
•offers simplicity for customers to understand our offers, and for our employees in service delivery;
•drives our ability to package more services at the time of sale, thus increasing revenue per customer;
•drives higher customer satisfaction, lower service calls and churn; and
•allows for gradual price increases at the end of promotional periods.

We sell Internet and video packages with the option to add on voice and mobile services at attractive pricing. Our mobile customers can choose one of two simple ways to pay for data. Customers can choose from unlimited data plans or by-the-gig data usage plans and pricing includes all taxes and fees. All plans include free nationwide talk and text and customers can easily switch between mobile data plans during the month. Customers can also purchase mobile devices and accessory products and have the option to pay for devices under interest-free monthly installment plans.

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

Our last-mile network utilizes a hybrid fiber coaxial cable (“HFC”) architecture, which combines the use of fiber optic cable with coaxial cable.  In most systems, we deliver our signals via fiber optic cable from the headend to a group of nodes, and use coaxial cable to deliver the signal from individual nodes to the homes served by that node. For our Spectrum Enterprise customers, fiber optic cable is extended from individual nodes to the customer’s site.  For certain new build and MDU sites, we increasingly bring fiber to the customer site. Our design standard allows spare fiber strands to each node to be utilized for additional residential traffic capacity, and enterprise customer needs as they arise. We believe that this hybrid network design provides high capacity and signal quality.
HFC architecture benefits include:

•bandwidth capacity to enable traditional and two-way video and broadband services;
•dedicated bandwidth for two-way services; and
•signal quality and high service reliability.

Our systems provide a two-way all-digital platform, leveraging DOCSIS 3.1 technology and bandwidth of 750 megahertz or greater, to approximately 100% of our estimated passings. This bandwidth-rich network enables us to offer a large selection of HD channels and Spectrum Internet Gig while providing greater plant security and enabling lower installation and disconnect service truck rolls. We believe as demand for data continues to grow, that with our deployed DOCSIS 3.1 technology, we have the ability to increase speeds and reliability by allocating more of our plant bandwidth to both upstream and downstream IP services in a variety of ways, including moving our video services to MPEG-4 compression, moving more HD video content to switched digital video and more efficiently packaging our non-IP service channels. We are also evaluating additional network upgrades that could be made on the increment giving us the ability to offer multi-gigabit downstream speeds and up to one gigabit upstream speeds all in advance of migrating towards the next standard, DOCSIS 4.0, in which we are currently investing with key vendors and industry participants.

In 2020, we purchased 210 CBRS PALs and intend to use the licenses along with unlicensed CBRS spectrum to build our own 5G mobile network on targeted 5G small cell sites leveraging our HFC network providing power and data connectivity to the majority of the sites. These 5G small cells, combined with improving WiFi capabilities, increase speed and reliability along with improving our cost structure. During 2021, we will focus on scaling our systems to actively manage traffic on Spectrum Mobile devices using our MVNO, network through WiFi and future 5G mobile network. In addition, we plan on deploying some targeted 5G small cell sites which will help us learn how to pace our broader multi-year 5G mobile network build-out based on disciplined cost reduction targets.

We also participated in phase I of the Rural Digital Opportunity Fund (“RDOF”) auction to further extend our broadband services in states where we currently operate. The purpose of Phase I of RDOF was to bring broadband to unserved areas. Approximately $9.2 billion was awarded nationwide in Phase I of RDOF through a reverse auction process of which we won a bidding process for $1.2 billion in December 2020. We expect to fund our multi-billion dollar fiber-based build-out over a six to eight-year period. This investment will allow us to generate long-term infrastructure-style returns by further taking advantage of the efficiencies of the scale and quality of our network and construction capabilities while offering our high quality products and services to more homes and businesses. We expect newly-served homes will be enabled to engage in distance learning, remote work, telemedicine and other bandwidth-heavy applications that require high speed broadband connectivity. Newly-served rural areas would also benefit from our high-value SPP structure including our voice and mobile offerings, as well as our comprehensive selection of video products. The successful and timely execution of such build-out is dependent on a variety of external factors, including the make-ready and utility pole permitting processes. With fewer homes and businesses in these areas, broadband providers need to access multiple poles per home, as opposed to multiple homes per pole in higher-density settings. As a result, pole applications, pole replacement rules and their affiliated issue resolution processes are all factors that can have a significant impact on build-out timing and speed to completion. The RDOF auction rules establish construction milestones for the build-out utilizing RDOF funding. Failure to meet those milestones could subject the company to financial penalties.

Management, Customer Operations and Marketing

Our operations are centralized, with senior executives responsible for coordinating and overseeing operations, including establishing company-wide strategies, policies and procedures. Sales and marketing, network operations, field operations, customer operations, engineering, advertising sales, human resources, legal, government relations, information technology and finance are all directed at the corporate level. Regional and local field operations are responsible for customer premise service transactions and maintaining and constructing that portion of our network which is located outdoors. Our field operations strategy includes completing a significant portion of our activity with our employees which we find drives consistent and higher quality services. In 2020, our in-house field operations workforce handled approximately 80% of our customer premise service transactions.

We continue to focus on improving the customer experience through enhanced product offerings, reliability of services, and delivery of quality customer service. As part of our operating strategy, we insource most of our customer operations workload. Our in-house call centers handle over 90% of our total cable customer service calls. We manage our customer service call centers centrally to ensure a consistent, high quality customer experience. In addition, we route calls by call type to specific agents that only handle such call types, enabling agents to become experts in addressing specific customer needs, creating a better customer experience. Our call center agent desktop interface tool enables virtualization of all call centers thereby better serving our customers. Virtualization allows calls to be routed across our call centers regardless of the location origin of the call, reducing call wait times, and saving costs. We continue to migrate our call centers to full virtualization and expect all our call centers to be fully virtualized by 2022.

We also provide customers with the opportunity to interact with us through a variety of forums in addition to telephonic communications, including through our customer website, mobile device applications, online chat and social media. Our customer websites and mobile applications enable customers to pay their bills, manage their accounts, order new services and utilize self-service help and support. In addition, our self-install program has enabled product installations to continue despite COVID-19 social distancing challenges.

We sell our residential and commercial services using national brand platforms known as Spectrum, Spectrum Business, Spectrum Enterprise and Spectrum Reach. These brands reflect our comprehensive approach to industry-leading products, driven by speed, performance and innovation. Our marketing strategy emphasizes the sale of our bundled services through targeted direct response marketing programs to existing and potential customers, and increases awareness and the value of the Spectrum brand. Our marketing organization creates and executes marketing programs intended to grow customer relationships, increase the number of services we sell per relationship, retain existing customers and cross-sell additional products to current customers. We monitor the effectiveness of our marketing efforts, customer perception, competition, pricing, and service preferences, among other factors, in order to increase our responsiveness to our customers and to improve our sales and customer retention. The marketing organization manages all residential and SMB sales channels including inbound, direct sales, on-line, outbound telemarketing and stores.

Programming

We believe that offering a wide variety of video programming choices influences a customer’s decision to subscribe to and retain our cable video services. We obtain basic and premium programming, usually pursuant to written contracts from a number of suppliers. Media corporation and broadcast station group consolidation has, however, resulted in fewer suppliers and additional selling power on the part of programming suppliers. Although an insignificant amount of our programming budget, recently we have begun entering into agreements to co-produce or exclusively license original content which give us the right to provide our customers with certain exclusive content for a period of time.

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

Our programming costs have historically increased in excess of customary inflationary and cost-of-living type increases.  We expect programming costs per customer to increase due to a variety of factors including, annual increases pursuant to our programming contracts, contract renewals with programmers and the carriage of incremental programming, including new services and VOD programming. Increases in the cost of sports programming and the amounts paid for broadcast station retransmission consent have been the largest contributors to the growth in our programming costs over the last few years. Additionally, the demands of large media companies who link carriage of their most popular networks to carriage and cost increases of their less popular networks and who require us to carry their most popular networks to a large percentage of our video subscribers, have limited our flexibility in creating more tailored and cost-sensitive programming packages for consumers.

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

Over the past several years, increases in our video service rates have not fully offset the increases in our programming costs, and with the impact of increasing competition and other marketplace factors, we do not expect the increases in our video service rates to fully offset the increase in our programming costs per customer for the foreseeable future. Although we pass along a portion of amounts paid for retransmission consent to the majority of our customers, our inability to fully pass programming cost increases on to our video customers has had, and is expected in the future to have, an adverse impact on our cash flow and operating margins associated with our video product. In order to mitigate reductions of our operating margins due to rapidly increasing programming costs, we continue to review our pricing and programming packaging strategies.

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

Internet Competition

Our residential Internet service faces competition across our footprint from fiber-to-the-home ("FTTH"), fiber-to-the-node ("FTTN"), fixed wireless broadband, Internet delivered via satellite and DSL services. AT&T, Frontier Communications Corporation (“Frontier”) fiber optic service (“FiOS" or "Fios") and Verizon’s Fios are our primary FTTH competitors. Given the FTTH deployments of our competitors, launches of broadband services offering 1 gigabit per second (“Gbps”) speed have recently grown. Several competitors, including AT&T, Frontier FiOS, Verizon's Fios, WideOpenWest, Inc. ("WOW") and Google Fiber, deliver 1 Gbps broadband speed in at least a portion of their footprints which overlap our footprint. In several markets, we also face competition from one or more fixed wireless providers which deliver point-to-point Internet connectivity, although generally in areas limited to residential MDUs. Additionally, several mobile network operators have introduced Long Term Evolution (“LTE”) or 5G delivered fixed wireless home Internet service in a limited number of our markets. DSL service is offered across our footprint often at prices lower than our Internet services, although typically at speeds much lower than the minimum speeds we offer as part of SPP. In addition, a growing number of commercial areas, such as retail malls, restaurants and airports, offer WiFi Internet service. Numerous local governments are also considering or actively pursuing publicly subsidized WiFi Internet access networks. These options offer alternatives to cable-based Internet access. We face broadband Internet (defined as at least 25 Mbps) competition from three primary competitors, AT&T, Frontier and Verizon in approximately 33%, 8% and 5% of our operating areas, respectively.

Video Competition

Our residential video service faces competition from DBS service providers, which have a national footprint and compete in all of our operating areas. DBS providers offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. DBS providers offer aggressive promotional pricing, exclusive programming (e.g., NFL Sunday Ticket) and video services that are comparable in many respects to our residential video service. Our residential video service also faces competition from large telecommunications companies, primarily Frontier FiOS and Verizon Fios, which offer wireline video services in significant portions of our operating areas.

Our residential video service also faces growing competition across our footprint from a number of other sources, including companies that deliver linear network programming, movies and television shows on demand and other video content over broadband Internet connections to televisions, computers, tablets and mobile devices. These competitors include virtual multichannel video programming distributors (“V-MVPDs”) such as Hulu Live, YouTube TV, Sling TV, Philo and AT&T TV. Other online video business models and products have also developed, some offered by programmers that have not traditionally sold programming directly to consumers, including, (i) subscription video on demand (“SVOD”) services such as Netflix, Apple TV+, Amazon Prime, Hulu Plus, Disney+, HBO Max, Peacock, CBS All Access, Starz and Showtime Anytime, (ii) ad-supported free online video products, including YouTube and Pluto TV, some of which offer programming for free to consumers that we currently purchase for a fee, (iii) pay-per-view products, such as iTunes and Amazon Instant, and (iv) additional offerings from mobile providers which continue to integrate and bundle video services and mobile products. Historically, we have generally viewed SVOD online video services as complementary to our own video offering, and we have developed a cloud-based guide that is capable of incorporating video from online video services currently offered in the marketplace. As the proliferation of online video services grows, however, services from V-MVPDs and new direct to consumer offerings, as well as piracy and password sharing, negatively impact the number of customers purchasing our video product.

Voice Competition

Our residential voice service competes with wireless and wireline phone providers across our footprint, as well as other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services, video conferencing and email. We also compete with “over-the-top” phone providers, such as Vonage, Skype, magicJack, Google Voice and Ooma, Inc., as well as companies that sell phone cards at a cost per minute for both national and international service. The increase in the number of different technologies capable of carrying voice services and the number of alternative communication options available to customers as well as the replacement of wireline services by wireless have intensified the competitive environment in which we operate our residential voice service.

Mobile Competition

Our mobile service faces competition from national mobile network operators including AT&T, Verizon and T-Mobile US, Inc. ("T-Mobile"), as well as a variety of regional operators and mobile virtual network operators. Most carriers offer unlimited data packages to customers. Various operators also offer wireless Internet services delivered over networks which they continue to enhance to deliver faster speeds. In April 2020, Sprint Corporation ("Sprint") and T-Mobile merged resulting in one of the nation’s largest mobile carriers, bringing increased competition with a stated intent of pursuing broad 5G network deployment and offering fixed wireless broadband service. AT&T, Verizon and T-Mobile continue to expand 5G mobile services. Additionally, in July 2020, in connection with Dish Network Corporation’s acquisition of Sprint’s prepaid mobile services businesses, the FCC and Department of Justice ("DOJ") have imposed a timeline on Dish Network Corporation (70% by June 2023) for 5G network development and expansion. We also compete for retail activations with other resellers that buy bulk wholesale service from wireless service providers for resale.

Regional Competitors

In some of our operating areas, other competitors have built networks that offer Internet, video and voice services that compete with our services. For example, in certain service areas, our residential Internet, video and voice services compete with Google Fiber, Cincinnati Bell Inc., Hawaiian Telcom (owned by Cincinnati Bell Inc.), RCN Telecom Services, LLC, Grande Communications Networks, LLC and WOW.

Additional Competition

In addition to multi-channel video providers, cable systems compete with other sources of news, information and entertainment, including over-the-air television broadcast reception, live events, movie theaters and the Internet. Competition is also posed by fixed wireless and satellite master antenna television ("SMATV") systems serving MDUs, such as condominiums, apartment complexes, and private residential communities.

Business Services

We face intense competition across each of our business services product offerings. Our SMB Internet, video, networking and voice services face competition from a variety of providers as described above. Our enterprise solutions also face competition from the competitors described above as well as application-service providers and other telecommunications carriers, such as metro and regional fiber-based carriers.

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

Regulation and Legislation

The following summary addresses the key regulatory and legislative developments affecting the cable industry and our services for both residential and commercial customers. Cable systems and related communications networks and services are extensively regulated by the federal government (primarily the FCC), certain state governments and many local governments. A failure to comply with these regulations could subject us to substantial penalties. Our business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have frequently revisited the subject of communications regulation and they are likely to do so again in the future. Changes in legislation, regulation and regulatory enforcement are expected to result from the recent political elections. We could be materially disadvantaged in the future if we are subject to new laws, regulations or regulatory actions that do not equally impact our key competitors. For example, Internet-delivered streaming video services compete with our traditional video service, but they are not subject to the same level of federal, state, and local regulation. We cannot provide assurance that the already extensive regulation of our business will not be expanded in the future. In addition, we are subject to Charter-specific conditions regarding certain business practices as a result of the FCC’s approval of the merger in 2016 with Time Warner Cable Inc. ("TWC") and acquisition of Bright House Networks, LLC ("Bright House").

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

Cable Rate Regulation

Pursuant to federal law, a cable system's video offerings are universally exempt from rate regulation, except for a cable system’s minimum level of video programming service, referred to as “basic service,” and associated equipment. FCC regulations require a local franchise authority interested in regulating rates for basic service and associated equipment to first make an affirmative showing that there is no “effective competition” (as defined under federal law) in the community. Given the competitive nature of our markets, the FCC recently rescinded certifications for the relatively few communities where we had been subject to rate regulation. It is possible that this rescission could be reversed, the competitive situation could change, and that some local franchising authorities may be certified to regulate rates in the future. In addition, the Television Viewer Consumer Protection Act of 2019 and other existing and potential laws and regulations may affect our marketing practices (including our disclosure and itemization of subscriber fees).

Other FCC Regulatory Matters

The Communications Act and FCC regulations cover a variety of additional areas applicable to our video services, including, among other things: (1) licensing of systems and facilities, including the grant of various spectrum licenses; (2) equal employment opportunity obligations; (3) customer service standards; (4) technical service standards; (5) mandatory blackouts of certain network and syndicated programming; (6) restrictions on political advertising; (7) restrictions on advertising in children’s programming; (8) ownership restrictions; (9) maintenance of public files; (10) emergency alert systems; (11) inside wiring and exclusive contracts for MDU complexes; (12) disability access, including requirements governing video-description and closed-captioning; (13) competitive availability of cable equipment; (14) the provision of up to 15% of video channel capacity for commercial leased access by unaffiliated third parties; and (15) public, education and government entity access requirements. Each of these regulations restricts our business practices to varying degrees and may impose additional costs on our operations.

The FCC regulates spectrum usage in ways that could impact our operations. For example, the FCC has adopted a plan to reallocate certain spectrum for new wireless communications purposes, which could be disruptive to the satellite platform we rely upon to provide our video services. The FCC is also preparing to make additional spectrum available for commercial services, which we might acquire to deliver services in the future. Our ability to access and use such spectrum is uncertain and may be limited by further FCC auction or allocation decisions. New spectrum obtained by other parties could also lead to additional wireless competition to our existing and future services.

It is possible that Congress or the FCC will expand or modify its regulation of cable systems and competing services in the future, and we cannot predict at this time how that might impact our business.

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

Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of cable franchises vary significantly between jurisdictions. They generally contain provisions governing cable operations, franchise fees, system construction, maintenance, technical performance, customer service standards, supporting and carrying public access channels, and changes in the ownership of the franchisee. Although local franchising authorities have considerable discretion in establishing franchise terms, certain federal protections benefit cable operators. For example, federal law imposes a 5% cap on franchise fees. In 2019, the FCC clarified that in-kind contribution requirements set forth in cable franchises are subject to the statutory cap on franchise fees, and it reaffirmed that state and local authorities are barred from imposing duplicative franchise and/or fee requirements on franchised cable systems providing non-cable services. An appeal of the FCC’s order is pending in federal court.

A number of states have adopted franchising laws that provide for statewide franchising. Generally, state-wide cable franchises are issued for a fixed term, streamline many of the traditional local cable franchise requirements and eliminate local negotiation.

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

Internet Service

The FCC originally classified broadband Internet access services, such as those we offer, as an “information service,” which exempted the service from traditional communications common carrier laws and regulations. In 2015, the FCC reclassified broadband Internet access services as “telecommunications service” and, on that basis, imposed a number of “net neutrality” rules governing the provision of broadband service. In 2017, the FCC reversed its 2015 decision and eliminated the 2015 rules, other than a transparency requirement, which obligates us to disclose performance statistics and other service information to consumers. It is possible that the FCC might again revise its approach to broadband Internet access, or that Congress might enact legislation affecting the rules applicable to the service. The application of new legal requirements to our Internet services could adversely affect our business.

The 2017 FCC decision reclassifying Internet access services also ruled that state regulators may not impose obligations similar to federal network neutrality obligations that the FCC eliminated but this blanket prohibition was vacated by the U.S. Court of Appeals in 2019. The court left open the possibility that individual state laws could be deemed preempted on a case by case basis if it is shown that they conflict with federal law. Several states (including California) have adopted state obligations, and additional states may consider the imposition of new regulations on our Internet services, such as rules similar to the network neutrality requirements that were eliminated by the FCC. California’s legislation has been challenged in court, and we cannot predict how the challenge to California’s legislation or challenges to other state legislation will be resolved.

In recent years, the FCC has demonstrated an interest in accelerating advancements in, and deployment of, wired and wireless broadband infrastructure, including advanced 5G wireless service. For example, the FCC and many states offer subsidies to companies deploying broadband to areas deemed to be “unserved” or “underserved,” including the recently concluded RDOF auction. We have sought subsidies for our own broadband construction in unserved areas, and we have opposed such subsidies when directed to areas that are already served. Government efforts to subsidize areas that we already serve create regulatory imbalances that could adversely affect our business.

Aside from the FCC’s generally applicable regulations, we made certain commitments to comply with the FCC’s order in connection with the FCC’s approval of the merger with TWC and acquisition of Bright House.

Wireline Voice Service

The FCC has never classified the VoIP wireline telephone services we offer as “telecommunications services” that are subject to traditional federal common carrier regulation, but instead has imposed some of these requirements on a case-by-case basis, such as requirements relating to 911 emergency services (“E911”), Communications Assistance for Law Enforcement Act ("CALEA") (the statute governing law enforcement access to and surveillance of communications), Universal Service Fund contributions, customer privacy and Customer Proprietary Network Information protections, number portability, network outage reporting, rural call completion, disability access, regulatory fees, back-up power obligations, robocall mitigation and discontinuance of service. It is possible that the FCC or Congress will impose additional requirements on our VoIP telephone services in the future.

Our VoIP telephone services are also subject to certain state and local regulatory fees such as E911 fees and contributions to state universal service funds. Although we believe that VoIP telephone services should otherwise be governed only by federal regulation, some states have attempted to subject cable VoIP services to state level regulation, and at least one state has asserted jurisdiction over our VoIP services. We prevailed on a legal challenge to that state’s assertion of jurisdiction, which was affirmed by a federal appellate court, but that ruling is limited to the seven states in the 8th circuit. Although we have registered with, or obtained certificates or authorizations from the FCC and the state regulatory authorities in those states in which we offer competitive voice services in order to ensure the continuity of our services, it is unclear whether and how these and other ongoing regulatory matters ultimately will be resolved. State regulatory commissions and legislatures in other jurisdictions may continue to consider imposing regulatory requirements on our fixed telephone services.

Mobile Service

Our Spectrum Mobile service offers mobile Internet access and telephone service. We provide this service as an MVNO using Verizon’s network and our network through Spectrum WiFi. As an MVNO, we are subject to many of the same FCC regulations that apply to facilities-based wireless carriers, as well as certain state or local regulations, including (but not limited to): E911, local number portability, customer privacy, CALEA, universal service fund contribution, robocall mitigation and hearing aid compatibility and safety and emission requirements for mobile devices. Spectrum Mobile’s broadband Internet access service is also subject to the FCC’s transparency rule. The FCC or other regulatory authorities may adopt new or different regulations for MVNOs and/or mobile service providers in the future, or impose new taxes or fees applicable to Spectrum Mobile, which could adversely affect the service offering or our business generally.

Privacy and Information Security Regulation

The Communications Act limits our ability to collect, use, and disclose customers’ personally identifiable information for our Internet, video and voice services. We are subject to additional federal, state, and local laws and regulations that impose additional restrictions on the collection, use and disclosure of consumer information. All broadband providers are also obliged by CALEA to configure their networks in a manner that facilitates the ability of state and federal law enforcement, with proper legal process authorized under the Electronic Communications Privacy Act, to obtain records and information concerning our customers, including the content of their communications. Further, the FCC, Federal Trade Commission (“FTC”), and many states regulate and restrict the marketing practices of communications service providers, including telemarketing and sending unsolicited commercial emails. The FTC currently has the authority, pursuant to its general authority to enforce against unfair or deceptive acts and practices, to protect the privacy of Internet service customers, including our use and disclosure of certain customer information.

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

Various security standards provide guidance to telecommunications companies in order to help identify and mitigate cybersecurity risks. One such standard is the voluntary framework released by the National Institute for Standards and Technology (“NIST”) in 2014 and updated in 2018, in cooperation with other federal agencies and owners and operators of U.S. critical infrastructure. The NIST cybersecurity framework provides a prioritized and flexible model for organizations to identify and manage cyber risks inherent to their business. It was designed to supplement, not supersede, existing cybersecurity regulations and requirements. Several government agencies have encouraged compliance with the NIST cybersecurity framework, including the FCC, which is also considering expansion of its cybersecurity guidelines or the adoption of cybersecurity requirements. We voluntarily follow NIST as part of our overall cybersecurity program.

Many states and local authorities have considered legislative or other actions that would impose restrictions on our ability to collect, use and disclose, and safeguard certain consumer information, particularly with regard to our broadband Internet business. For example, the California Consumer Privacy Act ("CCPA") and Maine’s Act to Protect Privacy of Online Customer Information both became effective in 2020. The CCPA, under certain circumstances, regulates companies’ use and disclosure of the personal information of California residents and authorizes enforcement actions by the California Attorney General and private class actions for data breaches. In addition, effective January 1, 2023, the California Consumer Privacy Rights Act (“CPRA”), adopted by ballot initiative in 2020, will amend the CCPA to impose additional obligations on companies that handle the personal information of California residents. The Maine law regulates how Internet service providers use and disclose customers’ personal information and requires Internet service providers to take reasonable measures to protect customers’ personal information. Several other state legislatures are considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for our business. Congress may also adopt new privacy and data security obligations. We cannot predict whether any of these efforts will be successful or preempted, or how new legislation and regulations, if any, would affect our business.

Commitments Related to the 2016 Merger with TWC and Acquisition of Bright House

In connection with approval of the 2016 merger with TWC and acquisition of Bright House (the "Transactions"), federal and state regulators imposed a number of post-transaction conditions on us including but not limited to the following.

FCC Conditions

•Offer settlement-free Internet interconnection to any party that meets the requirements of our Interconnection Policy (available on Charter’s website) on terms generally consistent with the policy for seven years (with a possible reduction to five years from FCC approval in 2016). Pursuant to a judgment by the Federal Appeals Court for the D.C. Circuit, this condition became invalid in October 2020;
•Deploy and offer high-speed broadband Internet access service to an additional two million locations over five years. We reported to the FCC in October 2020 that this condition had been satisfied;
•Refrain from charging usage-based prices or imposing data caps on any fixed mass market broadband Internet access service plans for seven years;
•Offer 30/4 Mbps discounted broadband where technically feasible to eligible customers throughout our service area for four years from the offer’s commencement. Pursuant to a judgment by the Federal Appeals Court for the D.C. Circuit, this condition became invalid in October 2020; and
•Continue to provide CableCARDs to any new or existing customer upon request for use in third-party retail devices for four years and continue to support such CableCARDs for seven years (in each case, unless the FCC changes the relevant rules). The obligation to continue to provide CableCARDs expired in May 2020.

The FCC conditions also contain a number of compliance reporting requirements.

DOJ Conditions

The DOJ Order prohibits us from entering into or enforcing any agreement with a video programmer that forbids, limits or creates incentives to limit the video programmer’s provision of content to online video distributors ("OVDs"). We will not be able to avail ourselves of other distributors’ most favored nation ("MFN") provisions if they are inconsistent with this prohibition. The DOJ’s conditions are effective for seven years after entry of the final judgment in 2016, although we may petition the DOJ to eliminate the conditions after five years. We do not currently expect to so petition.

State Conditions

Certain state regulators, including California, New York, Hawaii and New Jersey also imposed conditions in connection with the approval of the Transactions. These conditions include requirements related to:

•Building out our network to certain households and business locations that are not currently served by cable within the designated states;
•Offering LifeLine service discounts and low-income broadband to eligible households served within the applicable states;
•Investing in service improvement programs and customer service enhancements and maintaining customer-facing jobs within the designated state; and
•Complying with reporting requirements.

We believe we have either completed or are on track to complete these state requirements.

Human Capital Management

Successful execution of our strategy is dependent on attracting, developing and retaining key employees and members of our management team. We believe the substantial skills, experience and industry knowledge of our employees and our training of our customer-facing employees benefit our operations and performance.

There are several ways in which we attract, develop, and retain highly qualified talent, including:

•Training and investing in our employees to be masters of their craft. With competitive wages, robust healthcare benefits, a generous retirement program with company match, and opportunities for job training and advancement, our employees develop skills and expertise necessary to build careers. Our Broadband Technician Apprenticeship Program is one of our promising strategies for building our skilled workforce. This program, certified by the U.S. Department of Labor, is aligned with our broadband technician career progression and includes thousands of hours of on-the-job training along with classroom instruction. When enrolled employees complete the program, they are certified broadband technicians.

The majority of our employees are customer-facing, interacting with thousands of people every day. In April 2020, we increased our minimum wage from $15 to $16.50 per hour and committed that in 2022 all hourly employees will have a minimum starting rate of $20 per hour. A $20 per hour minimum wage will enable us to build and retain our highly skilled workforce.

•Driving a diverse and inclusive culture. We are committed to diversity and inclusion in every aspect of our business. As we strive to deliver high-quality products and services that exceed our customers’ expectations, we embrace the unique perspectives and experiences of our employees and partners and the communities we serve. Our diversity and inclusion efforts are guided by our Executive Steering Committee, External Diversity & Inclusion Council and Diversity & Inclusion team. Charter’s Board of Directors also reviews diversity and inclusion progress annually. We are striving to enhance diversity at every level of our organization, including among our senior leaders.

In 2019, we launched five Business Resource Groups (“BRGs”) focused on disability, LGBTQ, multicultural, veterans and women. These voluntary groups connect employees with shared characteristics, life experiences, and interests, and enable them to engage in activities that advance our culture of inclusion and contribute to business success. BRGs empower our team members to grow and succeed by providing networking, mentorship and skill-building opportunities. We are also building momentum with our Charter Inclusion Talks (the "Talks"), which is an internal speaker series built around cultural heritage and identity. The Talks, which are held across our footprint, raise awareness of the many identities and heritages that contribute to our success.

•Focusing on a safe and healthy workplace. We value our employees and are committed to providing a safe and healthy workplace. All employees are required to comply with company safety rules and expectations, and are expected to actively contribute to making our company a safer place to work. In response to COVID-19, as one of the Federal Emergency Management Agency's community lifeline sectors, we continue to maintain operations while employing the latest Center for Disease Control and Prevention ("CDC") guidelines to promote the health of our employees.

Employees

As of December 31, 2020, we had approximately 96,100 active full-time equivalent employees.

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

Our Internet service faces competition from the phone companies’ FTTH, FTTN, fixed wireless broadband, Internet delivered via satellite and DSL services. Various operators offer wireless Internet services delivered over networks which they continue to enhance to deliver faster speeds and also continue to expand 5G mobile services. Our voice and mobile services compete with wireless and wireline phone providers, as well as other forms of communication, such as text, instant messaging, social networking services, video conferencing and email. Competition from these companies, including intensive marketing efforts with aggressive pricing and exclusive programming may have an adverse impact on our ability to attract and retain customers.

Our video service faces competition from a number of sources, including DBS services, and companies that deliver linear network programming, movies and television shows on demand and other video content over broadband Internet connections to televisions, computers, tablets and mobile devices often with password sharing among multiple users and security that makes content susceptible to piracy. Newer products and services, particularly alternative methods for the distribution, sale and viewing of content will likely continue to be developed, further increasing the number of competitors that we face.

The increasing number of choices available to audiences, including low-cost or free choices, could negatively impact not only consumer demand for our products and services, but also advertisers’ willingness to purchase advertising from us. We compete for the sale of advertising revenue with television networks and stations, as well as other advertising platforms, such as online media, radio and print. Competition related to our service offerings to businesses continues to increase as well, as more companies deploy more fiber to more buildings, which may negatively impact our growth and/or put pressure on margins.

Our failure to effectively anticipate or adapt to new technologies and changes in customer expectations and behavior could significantly adversely affect our competitive position with respect to the leisure time and discretionary spending of our customers and, as a result, affect our business and results of operations. Competition may also reduce our expected growth of future cash flows which may contribute to future impairments of our franchises and goodwill and our ability to meet cash flow requirements, including debt service requirements. For additional information regarding the competition we face, see “Item 1. Business -Competition” and “-Regulation and Legislation.”

The ongoing COVID-19 pandemic could materially affect our financial condition and results of operations.

The ongoing COVID-19 pandemic has increased economic and demand uncertainty. The current pandemic and continued spread of COVID-19 has caused an economic recession. At this time, we cannot predict the duration of any business disruption and the ultimate impact of COVID-19 on our business, including the depth and duration of the economic impact to household formation and growth, our residential and business customers’ ability to pay for our products and services including the impact of extended unemployment benefits and other stimulus packages and the long-term impact on our business, including from consumer behavior, after the pandemic is over. We expect that some of the COVID-19 programs may result in incremental churn and bad debt in 2021. In addition, there is uncertainty regarding the impact of government emergency declarations, the ability of our suppliers and vendors to provide products and services to us, the pace of new housing construction, changes in business spend in our local and national ad sales business, the effects to our employees’ health and safety and resulting reorientation of our work activities, and the risk of limitations on the deployment and maintenance of our services (including by limiting our customer support and on-site service repairs and installations). The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, the timing of approval and distribution of vaccines and how quickly and to what extent normal economic and operating conditions can resume.

Programming costs per video customer are rising at a faster rate than wages or inflation, and we may not have the ability to reduce or moderate the growth rates of, or pass on to our customers, our increasing programming costs, which would adversely affect our cash flow and operating margins.

Video programming has been, and is expected to continue to be, our largest operating expense item. Media corporation and broadcast station group consolidation has resulted in fewer suppliers and additional selling power on the part of programming suppliers. We expect programming rates per video customer will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media and broadcast station groups consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. The inability to fully pass programming cost increases on to our customers has had, and is expected in the future to have, an adverse impact on our cash flow and operating margins associated with the video product. Programming contracts often restrict the structure of the video packages we offer which impacts the affordability and competitive positioning of our video service. The contracts set to expire in any particular year vary. There can be no assurance that these agreements will be renewed on favorable or comparable terms.

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

We operate in a highly competitive, consumer-driven and rapidly changing environment. From time to time, we may pursue strategic initiatives to launch products or enhancements to our products. Our success is, to a large extent, dependent on our ability to acquire, develop, adopt, upgrade and exploit new and existing technologies to address consumers’ changing demands and distinguish our services from those of our competitors. We may not be able to accurately predict technological trends or the success of new products and services. If we choose technologies or equipment that are less effective, cost-efficient or attractive to customers than those chosen by our competitors, if technologies or equipment on which we have chosen to rely cease to be available to us on reasonable terms or conditions, if we offer services that fail to appeal to consumers, are not available at competitive prices or that do not function as expected, or we are not able to fund the expenditures necessary to keep pace with technological developments, or if we are no longer able to make our services available to our customers on a third-party device on which a substantial number of customers have relied to access our services, our competitive position could deteriorate, and our business and financial results could suffer.

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

Our inability to maintain and expand our upgraded systems and provide advanced services in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect our ability to attract and retain customers. In addition, as we continue to grow our mobile services using virtual network operator rights from a third party, we expect continued growth-related sales and marketing and other customer acquisition costs as well as negative working capital impacts from the timing of device-related cash flows when we provide devices pursuant to equipment installation plans. We also continue to consider and pursue opportunities in the mobile space which may include the acquisition of additional licensed spectrum and may include entering into or expanding joint ventures or partnerships with wireless or cable providers which may require significant investment. For example, we now hold CBRS PALs to support existing and future mobile services. These licenses are subject to revocation and expiration. Although we expect to be able to maintain and renew these licenses, the loss of one or more licenses could significantly impair our ability to offload mobile traffic and achieve cost reductions. If we are unable to continue to grow our mobile business and achieve the outcomes we expect from our investments in the mobile business, our growth, financial condition and results of operations could be adversely affected.

We depend on third-party service providers, suppliers and licensors; thus, if we are unable to procure the necessary services, equipment, software or licenses on reasonable terms and on a timely basis, our ability to offer services could be impaired, and our growth, operations, business, financial results and financial condition could be materially adversely affected.

We depend on a limited number of third-party service providers, suppliers and licensors to supply some of the services, hardware, software and operational support necessary to provide some of our services. Some of our hardware, software and operational support vendors, and service providers represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If any of these parties breach or terminate or elect not to renew their agreements with us or otherwise fail to perform their obligations in a timely manner, demand exceeds these vendors’ capacity, tariffs are imposed that impact vendors' ability to perform their obligations or significantly increase the amount we pay, they experience operating or financial difficulties, they significantly increase the amount we are required to pay (including demands for substantial non-monetary compensation) for necessary products or services, or they cease production of any necessary product due to lack of demand, profitability or a change in ownership or are otherwise unable to provide the equipment or services we need in a timely manner, at our specifications and at reasonable prices, our ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might interrupt or delay our ability to serve our customers. In addition, the existence of only a limited number of vendors of key technologies can lead to less product innovation and higher costs. These events could materially and adversely affect our ability to retain and attract customers and our operations, business, financial results and financial condition.

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

Charter had approximately $5.3 billion of federal tax net operating loss carryforwards resulting in a gross deferred tax asset of approximately $1.1 billion as of December 31, 2020. These losses resulted from the operations of Charter Communications Holding Company, LLC ("Charter Holdco") and its subsidiaries and from loss carryforwards received as a result of the merger with TWC. Federal tax net operating loss carryforwards expire in the years 2022 through 2035. In addition, Charter had state tax net operating loss carryforwards resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $223 million as of December 31, 2020. State tax net operating loss carryforwards generally expire in the years 2021 through 2040.

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

We have a significant amount of debt and expect to (subject to applicable restrictions in our debt instruments) incur additional debt in the future as we maintain our stated objective of 4.0 to 4.5 times Adjusted EBITDA leverage (net debt divided by the last twelve months Adjusted EBITDA). As of December 31, 2020, our total principal amount of debt was approximately $82.1 billion with a leverage ratio of 4.4 times Adjusted EBITDA.

Our significant amount of debt could have consequences, such as:

•impact our ability to raise additional capital at reasonable rates, or at all;
•make us vulnerable to interest rate increases, in part because approximately 13% of our borrowings as of December 31, 2020 were, and may continue to be, subject to variable rates of interest;
•expose us to increased interest expense to the extent we refinance existing debt with higher cost debt;
•require us to dedicate a significant portion of our cash flow from operating activities to make payments on our debt, reducing our funds available for working capital, capital expenditures, and other general corporate expenses;
•limit our flexibility in planning for, or reacting to, changes in our business, the cable and telecommunications industries, and the economy at large;
•place us at a disadvantage compared to our competitors that have proportionately less debt; and
•adversely affect our relationship with customers and suppliers.

To the extent our current debt amounts increase more than expected, our business results are lower than expected, or credit rating agencies downgrade our debt limiting our access to investment grade markets, the related risks that we now face will intensify.

In addition, our variable rate indebtedness may use London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the rate. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop one week and 2 month U.S. Dollar (“USD”) LIBOR rates after 2021 with remaining USD LIBOR rates ceasing to be published on June 30, 2023 (the “FCA Announcement”). In the United States, the Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. It is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of LIBOR. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such phase out and selection of an alternative reference rate, together with disruption in the financial markets, could increase in the cost of our variable rate indebtedness.

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

Our credit facilities and the indentures governing our debt contain a number of significant covenants that could adversely affect our ability to operate our business, our liquidity, and our results of operations. These covenants restrict, among other things, our and our subsidiaries’ ability to:

•incur additional debt;
•repurchase or redeem equity interests and debt;
•issue equity;
•make certain investments or acquisitions;
•pay dividends or make other distributions;
•dispose of assets or merge;
•enter into related party transactions; and
•grant liens and pledge assets.

Additionally, the Charter Communications Operating, LLC ("Charter Operating") credit facilities require Charter Operating to comply with a maximum total leverage covenant and a maximum first lien leverage covenant. The breach of any covenants or obligations in our indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our long-term indebtedness. In addition, the secured lenders under our notes and the Charter Operating credit facilities could foreclose on their collateral, which includes equity interests in substantially all of our subsidiaries, and exercise other rights of secured creditors.

Risks Related to Ownership Position of Liberty Broadband Corporation and Advance/Newhouse Partnership

Liberty Broadband Corporation ("Liberty Broadband) and Advance/Newhouse Partnership (“A/N”) have governance rights that give them influence over corporate transactions and other matters.

Liberty Broadband currently owns a significant amount of Charter Class A common stock and is entitled to certain governance rights with respect to Charter. A/N currently owns Charter Class A common stock and a significant amount of membership interests in our subsidiary Charter Communications Holdings, LLC (“Charter Holdings”), which are convertible into Charter Class A common stock, and is entitled to certain governance rights with respect to Charter. Members of the Charter board of directors include a director who is also an officer and director of Liberty Broadband and directors who are current or former officers and directors of A/N. Mr. Greg Maffei is the President and Chief Executive Officer of Liberty Broadband. Steven Miron is the Chief Executive Officer of A/N and Michael Newhouse is an officer or director of several of A/N’s affiliates. As of December 31, 2020, Liberty Broadband beneficially held approximately 27.23% of Charter’s voting stock and A/N beneficially held approximately 12.71% of Charter’s voting stock. Pursuant to the stockholders agreement between Liberty Broadband, A/N and Charter, Liberty Broadband currently has the right to designate up to three directors as nominees for Charter’s board of directors and A/N currently has the right to designate up to two directors as nominees for Charter’s board of directors. Each of A/N and Liberty Broadband is entitled to nominate at least one director to each of the committees of Charter's board of directors, subject to applicable stock exchange listing rules and certain specified voting or equity ownership thresholds for each of A/N and Liberty Broadband, and provided that the Nominating and Corporate Governance Committee and the Compensation and Benefit Committee each have at least a majority of directors independent from A/N, Liberty Broadband and Charter (referred to as the “unaffiliated directors” in the stockholders agreement).

In connection with the closing of the acquisition of Bright House, A/N and Liberty Broadband entered into a proxy agreement pursuant to which A/N granted to Liberty Broadband a 5-year irrevocable proxy expiring in May 2021 (which we refer to as the “A/N proxy”) to vote, subject to certain exceptions, that number of shares of Charter Class A common stock and Charter Class B common stock, in each case held by A/N (such shares are referred to as the “proxy shares”), that will result in Liberty Broadband having voting power in Charter equal to 25.01% of the outstanding voting power of Charter, provided, that the voting power of the proxy shares is capped at 7.0% of the outstanding voting power of Charter. As of December 31, 2020, Liberty Broadband’s voting power in Charter exceeded 25.01% and therefore, the A/N proxy had no impact on Liberty Broadband’s voting power. The stockholders agreement and Charter’s amended and restated certificate of incorporation fixes the size of the board at 13 directors. Liberty Broadband and A/N are required to vote (subject to the applicable voting cap) their respective shares of Charter Class A common stock and Charter Class B common stock for the director nominees nominated by the nominating and corporate governance committee of the board of directors, including the respective designees of Liberty Broadband and A/N, and against any other nominees, except that, with respect to the unaffiliated directors, Liberty Broadband and A/N must instead vote in the same proportion as the voting securities are voted by stockholders other than A/N and Liberty Broadband or any group which includes any of them are voted, if doing so would cause a different outcome with respect to the unaffiliated directors. In addition, because Liberty Broadband’s voting power exceeds its voting cap of 25.01%, Liberty Broadband must vote and exercise rights to consent with respect to voting securities held in excess of the voting cap in the same proportion as all other votes cast by stockholders other than A/N and Liberty Broadband with respect to the applicable matter. As a result of their rights under the stockholders agreement and their significant equity and voting stakes in Charter, Liberty Broadband and/or A/N, who may have interests different from those of other stockholders, will be able to exercise substantial influence over certain matters relating to the governance of Charter, including the approval of significant corporate actions, such as mergers and other business combination transactions.

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

Regulation of the cable industry has increased cable operators’ operational and administrative expenses and limited their revenues. Cable operators are subject to numerous laws and regulations including those covering the following:

•the provision of high-speed Internet service, including net neutrality and transparency rules;
•the provision of voice communications;
•cable franchise renewals and transfers;
•the provisioning and marketing of cable and Internet equipment;
•customer and employee privacy and data security;
•copyright royalties for retransmitting broadcast signals;
•when a cable system must carry a particular broadcast station and when it must first obtain retransmission consent to carry a broadcast station;
•limitations on our ability to enter into exclusive agreements with multiple dwelling unit complexes and control our inside wiring;
•equal employment opportunity;
•emergency alert systems, disability access, pole attachments, commercial leased access and technical standards;
•marketing practices, customer service, and consumer protection; and
•approval for mergers and acquisitions often accompanied by the imposition of restrictions and requirements on an applicant’s business in order to secure approval of the proposed transaction.

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

There are ongoing efforts to amend or expand the federal, state, and local regulation of some of the services offered over our cable systems, which may compound the regulatory risks we already face. For example, with respect to our retail broadband Internet access service, the FCC has reclassified the service twice in the last few years, with the first change adding federal regulatory obligations and the second change largely removing those new regulatory obligations. A change in Administration and a new Congress in 2021 may result in the re-imposition of obligations, through legislation or regulation.

Other potential legislative and regulatory changes could adversely impact our business by increasing our costs and competition and limiting our ability to offer services in a manner that that would maximize our revenue potential. These changes could include, for example, the adoption of new privacy restrictions on our collection, use and disclosure of certain customer information, new data security and cybersecurity mandates that could result in additional network and information security requirements for our business, new restraints on our discretion over programming decisions, new restrictions on the rates we charge for video programming and the marketing and packaging of that video programming and other services to consumers, changes to the cable industry’s compulsory copyright license to carry broadcast signals, new requirements to assure the availability of navigation devices (such as digital receivers) from third-party providers, new Universal Service Fund obligations on our provision of Internet service that would add to the cost of that service; increases in government-administered broadband subsidies to rural areas that could result in subsidized overbuilding of our more rural facilities, changes to the FCC's administration of spectrum, and changes in the regulatory framework for VoIP phone service, including the scope of regulatory obligations associated with our VoIP service and our ability to interconnect our VoIP service with incumbent providers of traditional telecommunications service.

If any of these such laws or regulations are enacted, they could affect our operations and require significant expenditures. We cannot predict future developments in these areas, and any changes to the regulatory framework for our Internet, video or VoIP services could have a negative impact on our business and results of operations.

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

We operate cable systems in locations throughout the United States and, as a result, we are subject to the tax laws and regulations of federal, state and local governments. From time to time, legislative and administrative bodies change laws and regulations that change our effective tax rate or tax payments. For instance, there are initiatives at the federal level to reverse the corporate tax cuts in the favorable Tax Cuts and Jobs Act of 2017. Certain states and localities have imposed or are considering imposing new or additional taxes or fees on our services or changing the methodologies or base on which certain fees and taxes are computed. Potential changes include additional taxes or fees on our services which could impact our customers, changes to income tax sourcing rules and other changes to general business taxes, central/unit-level assessment of property taxes and other matters that could increase our income, franchise, sales, use and/or property tax liabilities. For example, some local franchising authorities are seeking to impose franchise fee assessments on our broadband Internet access service (in addition to our video service), and more may do so in the future. If they do so, and challenges to such assessments are unsuccessful, it could adversely impact our costs. Although the FCC issued a decision precluding the imposition of such duplicative fees, that favorable decision is currently subject to judicial review. In addition, federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Charter’s Class A common stock is listed on the NASDAQ Global Select Market under the symbol “CHTR.” As of December 31, 2020, there were approximately 11,200 holders of record of Charter’s Class A common stock and one holder of Charter's Class B common stock. Charter has not paid cash dividends on its common stock and does not intend to do so in the foreseeable future. During 2020, there were no unregistered sales of securities of the registrant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided as of December 31, 2020 with respect to equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	10,493,576	(1)	$316.86	13,840,616	(1)
Equity compensation plans not approved by security holders	—		$—	—

TOTAL	10,493,576	(1)		13,840,616	(1)

(1)    This total does not include 5,992 shares issued pursuant to restricted stock grants made under our 2019 Stock Incentive Plan, which are subject to vesting based on continued service.

For information regarding securities issued under our equity compensation plans, see Note 16 to our accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Performance Graph

The performance graph required by Item 5 will be included in Charter’s 2021 Proxy Statement (the “Proxy Statement”) under the headings “Compensation Discussion and Analysis,” or in amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Purchases of Equity Securities by the Issuer

The following table presents Charter’s purchases of equity securities completed during the fourth quarter of 2020 (dollars in millions, except per share data).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - 31, 2020	1,960,781	$633.73	1,953,774	$2,782
November 1 - 30, 2020	2,345,534	$639.56	1,960,370	$3,070
December 1 - 31, 2020	2,584,716	$656.22	2,582,981	$1,499

(1)Includes 7,007, 385,164 and 1,735 shares withheld from employees for the payment of taxes and exercise costs upon the exercise of stock options or vesting of other equity awards for the months of October, November and December 2020, respectively.
(2)During the three months ended December 31, 2020, Charter purchased approximately 6.5 million shares of its Class A common stock for approximately $4.2 billion. Charter Holdings purchased 0.9 million Charter Holdings common units from A/N at an average price per unit of $629.92, or $578 million during the three months ended December 31, 2020. As of December 31, 2020, Charter had remaining board authority to purchase an additional $1.5 billion of Charter’s Class A common stock and/or Charter Holdings common units. In addition to open market purchases including pursuant to Rule 10b5-1 plans adopted from time to time, Charter may also buy shares of Charter Class A common stock, from time to time, pursuant to private transactions outside of its Rule 10b5-1 plan and any such repurchases may also trigger the repurchases from A/N pursuant to and to the extent provided in the Letter Agreement or Liberty pursuant to the stockholders' agreement. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

Item 6. Selected Financial Data.

The following table presents selected consolidated financial data for the periods indicated (dollars in millions, except per share data):

	Years Ended December 31,
	2020	2019	2018	2017	2016
Statement of Operations Data:
Revenues	$48,097	$45,764	$43,634	$41,581	$29,003
Income from operations	$8,405	$6,511	$5,221	$4,106	$2,456
Interest expense, net	$3,848	$3,797	$3,540	$3,090	$2,499
Income before income taxes	$4,302	$2,431	$1,686	$1,028	$820
Net income attributable to Charter shareholders	$3,222	$1,668	$1,230	$9,895	$3,522
Earnings per common share, basic	$15.85	$7.60	$5.29	$38.55	$17.05
Earnings per common share, diluted	$15.40	$7.45	$5.22	$34.09	$15.94
Weighted average shares outstanding, basic	203,316,483	219,506,735	232,356,665	256,720,715	206,539,100
Weighted average shares outstanding, diluted	209,273,247	223,786,380	235,525,226	296,703,956	234,791,439

Balance Sheet Data (end of period):
Investment in cable properties	$136,848	$138,920	$141,564	$142,712	$144,396
Total assets	$144,206	$148,188	$146,130	$146,623	$149,067
Total debt	$82,752	$79,078	$72,827	$70,231	$61,747
Total shareholders’ equity	$30,281	$38,811	$44,272	$47,531	$50,366

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

Overview

We are a leading broadband connectivity company and cable operator serving more than 31 million customers in 41 states through our Spectrum brand. Over an advanced high-capacity, two-way telecommunications network, we offer a full range of state-of-the-art residential and business services including Spectrum Internet, TV, Mobile and Voice. For small and medium-sized companies, Spectrum Business delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise provides highly customized, fiber-based solutions. Spectrum Reach delivers tailored advertising and production for the modern media landscape. We also distribute award-winning news coverage, sports and high-quality original programming to our customers through Spectrum Networks and Spectrum Originals. See “Part I. Item 1. Business — Products and Services” for further description of these services, including customer statistics for different services.

The COVID-19 pandemic and measures taken to prevent its spread impacted our business and presented significant challenges throughout 2020. To reduce the transmission of COVID-19, federal, state and local governments implemented a wide range of restrictions on business and individual activities, including closures or limitations on the operations of businesses along with restrictions on large gatherings, travel and other actions to promote or enforce physical distancing. Despite these restrictions, we have continued to deliver our services uninterrupted across our footprint. The pandemic has significantly impacted how our customers use our products and services, how they interact with us, and how our employees work and provide services to our customers. The impacts of COVID-19 have significantly impacted our results of operations during the year ended December 31, 2020 and we expect that there will continue to be impacts through 2021.

•Beginning in March 2020, we offered our customers a set of programs, including our Remote Education Offer (“REO”) pursuant to which new customers with students or educators in the household were eligible to receive our Internet service for free for 60 days; and the Keep Americans Connected (“KAC”) pledge which paused collection efforts and related disconnects for residential and small and medium business (“SMB”) customers with COVID-19 related payment challenges through June 30, 2020. These programs resulted in higher customer net additions in 2020 than prior year with retention rates for these customers similar to our average customer base. In an effort to assist COVID-19 impacted customers with overdue balances at the end of the KAC and certain state-mandated programs, we waived approximately $102 million of receivables which was recorded as a reduction of revenue.
•The interruption of professional sports seasons resulted in $163 million lower programming expenses as a result of estimated sports rebates from sports programming networks as a result of canceled sporting events and a $217 million reduction in regulatory, connectivity and produced content costs as a result of a shortened 2020 baseball season and a delay to the start of the 2020-2021 basketball season which will push some expense that otherwise would have been recognized in 2020 to 2021 and beyond. In the third quarter of 2020, we recognized $218 million of estimated credits that we intend to provide on our customers' invoices related to the rebates to be received from sports programming networks. The difference between the estimated credits and the estimated rebates is due to an expected reduction in sports rights content costs which is being amortized over the life of the contract.
•Economic conditions and temporary closures or reductions in operations of businesses resulted in reduced advertising spend and lower revenues from seasonal plans offered to SMB and Enterprise hospitality customers that have requested a reduced level of service due to temporary business closure or because these customers have reduced their service offering to their own customers ("Seasonal Plan"). Despite the economic conditions, we saw improved collections of residential customer receivables which we believe were enhanced by government stimulus benefits. We expect bad debt expense and churn in 2021 to return to pre-pandemic levels.
•We increased wages for all hourly field operations and customer service call center employees and gave our employees additional paid sick time for COVID-19-related illnesses and a flex time program to address other COVID-19 issues. We also committed to raise our minimum starting wage for hourly employees to $20 an hour over the next 2 years.
•Through accelerated network capacity increases we have been able to respond to the significant increase in data demands on our network to enable social distancing through telecommuting and e-learning with usage by our Internet-only customers averaging over 600 gigabytes per month, up nearly 20% from the end of 2019.
•WiFi access points were opened across our footprint for public use.
•Requests from government, healthcare and educational institutions for new fiber connections, bandwidth upgrades and new services were prioritized.
•We have invested significantly in our self-service infrastructure, and customers have accelerated the adoption of our digital self-service capabilities and self-installation program with nearly 80% of installations using the program.
•A significant portion of our workforce was temporarily moved to remote work arrangements.
•We enhanced safety protocols for field and other employees working outside their home.
•We offered public access to our Spectrum News websites to ensure people have access to high-quality local news and information and donated significant airtime to run public service announcements to our entire footprint.

Our ability to successfully operate our business and deliver services during the COVID-19 pandemic is a result of investments we have made in our network, our employees and our systems. Our operating and investment strategy has allowed us to sustain and accelerate our customer and financial growth during the pandemic.

We cannot predict the ultimate impact of COVID-19 on our business, including the depth and duration of the economic impact to household formation and growth, our residential and business customers’ ability to pay for our products and services including the impact of extended unemployment benefits and other stimulus packages and the long-term impact on our business, including from consumer behavior, after the pandemic is over. Some of the COVID-19 programs discussed above may result in incremental churn and bad debt in 2021 and may have accelerated demand into 2020. In addition, there is uncertainty regarding the impact of government emergency declarations, the ability of our suppliers and vendors to provide products and services to us, the pace of new housing construction, changes in business spend in our local and national ad sales business, the effects to our employees’ health and safety and resulting reorientation of our work activities, and the risk of limitations on the deployment and maintenance of our services (including by limiting our customer support and on-site service repairs and installations).

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

Our Spectrum Mobile service is offered to customers subscribing to our Internet service and runs on Verizon's mobile network combined with Spectrum WiFi. In 2020, we launched 5G service offerings and refreshed our device offerings with new 5G models which we expect will contribute to continued growth of our mobile business. Our Spectrum Mobile BYOD program lowers the cost for consumers of switching mobile carriers, and reduces the short-term working capital impact of selling new mobile devices on installment plans. We also continue to explore ways to drive even more mobile traffic to our network. In October 2020, we purchased approximately $464 million of CBRS PALs and intend to use the licenses along with unlicensed CBRS spectrum to build our own 5G mobile network which we plan to use in combination with our MVNO and WiFi network to enhance the customer’s experience and improve our cost structure.

We believe Spectrum-branded mobile services will drive higher sales of our core products, create longer customer lives and increase profitability and cash flow over time. As a result of growth costs associated with our new mobile product line, we cannot be certain that we will be able to grow revenues or maintain our margins at recent historical rates. During the years ended December 31, 2020 and 2019, our mobile product line increased revenues by $1.4 billion and $726 million, respectively, reduced Adjusted EBITDA by approximately $401 million and $520 million, respectively, and reduced free cash flow by approximately $1.1 billion and $1.2 billion, respectively. As we continue to grow our mobile services, we expect mobile Adjusted EBITDA will continue to be negative throughout 2021 primarily as a result of growth-related sales and marketing and other customer acquisition costs. We also expect to continue to see negative free cash flow from the timing of device-related cash flows when we sell the handset or tablet to customers pursuant to equipment installment plans and capital expenditures related to retail store build-outs.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding).

	Years ended December 31,
	2020	2019	2020 vs. 2019 Growth
Revenues	$48,097	$45,764	5.1%
Adjusted EBITDA	$18,518	$16,855	9.9%
Income from operations	$8,405	$6,511	29.1%

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

Growth in total revenue was primarily due to growth in our residential Internet and mobile customers. Adjusted EBITDA and income from operations growth was impacted by growth in revenue and increases in operating costs and expenses, primarily mobile, costs to service customers and programming offset by lower sports rights content costs as a result of a shortened 2020 baseball season and a delayed start to the 2020-2021 basketball season. Income from operations was also affected by a decrease in depreciation and amortization expense.

Approximately 91% of our revenues for each of the years ended December 31, 2020 and 2019 are attributable to monthly subscription fees charged to customers for our Internet, video, voice, mobile and commercial services as well as regional sports and news channels. Generally, these customer subscriptions may be discontinued by the customer at any time subject to a fee for certain commercial customers. The remaining 9% of revenue is derived primarily from advertising revenues, franchise and other regulatory fee revenues (which are collected by us but then paid to local authorities), sales of mobile and video devices, processing fees or reconnection fees charged to customers to commence or reinstate service, installation, VOD and pay-per-view programming, and commissions related to the sale of merchandise by home shopping services.

Critical Accounting Policies and Estimates

Certain of our accounting policies require our management to make difficult, subjective and/or complex judgments. Management has discussed these policies with the Audit Committee of Charter’s board of directors, and the Audit Committee has reviewed the following disclosure. We consider the following policies to be the most critical in understanding the estimates, assumptions and judgments that are involved in preparing our financial statements, and the uncertainties that could affect our results of operations, financial condition and cash flows:

•Capitalization of labor and overhead costs
•Valuation and impairment of franchises and goodwill
•Income taxes
•Defined benefit pension plans

Capitalization of labor and overhead costs

Costs associated with network construction or upgrades, placement of the customer drop to the dwelling and the placement of outlets within a dwelling along with the costs associated with the deployment of new customer premise equipment necessary to provide Internet, video or voice services, are capitalized.  Costs capitalized include materials, direct labor and certain indirect costs.  These indirect costs are associated with the activities of personnel who assist in installation activities, and consist of compensation and overhead costs associated with these support functions.  While our capitalization is based on specific activities, once capitalized, we track these costs on a composite basis by fixed asset category at the cable system level, and not on a specific asset basis.  For assets that are sold or retired, we remove the estimated applicable cost and accumulated depreciation.  The costs of disconnecting service and removing customer premise equipment from a dwelling and the costs to reconnect a customer drop or to redeploy previously installed customer premise equipment are charged to operating expense as incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while plant and equipment replacement, including replacement of certain components, betterments, and replacement of cable drops and outlets, are capitalized.

We make judgments regarding the installation and construction activities to be capitalized. We capitalized direct labor and overhead of $1.6 billion for each of the years ended December 31, 2020 and 2019. We capitalize direct labor and overhead using standards developed from actual costs and applicable operational data. We calculate standards annually (or more frequently if circumstances dictate) for items such as the labor rates, overhead rates, and the actual amount of time required to perform a capitalizable activity. For example, the standard amounts of time required to perform capitalizable activities are based on studies of the time required to perform such activities. Overhead rates are established based on an analysis of the nature of costs incurred in support of capitalizable activities, and a determination of the portion of costs that is directly attributable to capitalizable activities. The impact of changes that resulted from these studies were not material in the periods presented.

Labor costs directly associated with capital projects are capitalized. Capitalizable activities performed in connection with installations include such activities as:

•dispatching a “truck roll” to the customer’s dwelling or business for service connection or placement of new equipment;
•costs to package and ship new equipment to a customer's home for self-installation;
•verification of serviceability to the customer’s dwelling or business (i.e., determining whether the customer’s dwelling is capable of receiving service by our cable network);
•customer premise activities performed by in-house field technicians and third-party contractors in connection with the installation, replacement and betterment of equipment and materials to enable Internet, video or voice services; and
•verifying the integrity of the customer’s network connection by initiating test signals downstream from the headend to the customer premise equipment, as well as testing signal levels at the utility pole or pedestal.

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

Valuation and impairment of franchises

The net carrying value of franchises as of both December 31, 2020 and 2019 was approximately $67.3 billion (representing 47% and 45% of total assets, respectively). Franchise assets are aggregated into essentially inseparable units of accounting to conduct valuations. The units of accounting generally represent geographical clustering of our cable systems into groups. For more information and a complete discussion of how we value and test franchise assets for impairment, see Note 5 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”
We perform an impairment assessment of franchise assets annually or more frequently as warranted by events or changes in circumstances. We performed a qualitative assessment in 2020. Our assessment included consideration of a multitude of factors that affect the fair value of our franchise assets. Examples of such factors include environmental and competitive changes within our operating footprint, actual and projected operating performance, the consistency of our operating margins, equity and debt market trends, including changes in our market capitalization, and changes in our regulatory and political landscape, among other factors. Based on our assessment, we concluded that it was more likely than not that the estimated fair values of our franchise assets equals or exceeds their carrying values and that a quantitative impairment test is not required.

Valuation and impairment of goodwill

The net carrying value of goodwill as of both December 31, 2020 and 2019 was approximately $29.6 billion (representing 20% of total assets). We have determined that we have one reporting unit for purposes of the assessment of goodwill impairment. For more information and a complete discussion on how we test goodwill for impairment, see Note 5 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.” We perform our impairment assessment of goodwill annually as of November 30. As with our franchise impairment testing, we elected to perform a qualitative assessment of goodwill in 2020. Given the completion of the assessment and absence of significant adverse changes in factors impacting our fair value estimates, we concluded that it is more likely than not that our goodwill is not impaired.

Income taxes

As of December 31, 2020, Charter had approximately $5.3 billion of federal tax net operating loss carryforwards resulting in a gross deferred tax asset of approximately $1.1 billion. These losses resulted from the operations of Charter Holdco and its subsidiaries and from loss carryforwards received as a result of the merger with TWC. Federal tax net operating loss carryforwards expire in the years 2022 through 2035. In addition, as of December 31, 2020, Charter had state tax net operating loss carryforwards, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $223 million. State tax net operating loss carryforwards generally expire in the years 2021 through 2040.  Such tax loss carryforwards can accumulate and be used to offset Charter’s future taxable income. After December 31, 2020, $676 million of Charter's federal tax loss carryforwards are subject to Section 382 and other restrictions. Pursuant to these restrictions, Charter estimates that approximately $226 million annually over each of the next three years of federal tax loss carryforwards, should become unrestricted and available for Charter’s use. Charter’s state tax loss carryforwards are subject to similar but varying restrictions.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management takes into account various factors, including the expected level of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences. Approximately $9 million of valuation allowance associated with federal capital loss carryforwards and approximately $23 million of valuation allowance associated with state tax loss carryforwards and other miscellaneous deferred tax assets remains on the December 31, 2020 consolidated balance sheet.

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

No tax years for Charter are currently under examination by the Internal Revenue Service ("IRS") for income tax purposes. Charter's 2016 through 2020 tax years remain open for examination and assessment. Charter’s short period return dated May 17, 2016 (prior to the merger with TWC and acquisition of Bright House) and prior years remain open solely for purposes of examination of Charter’s loss and credit carryforwards. The IRS is currently examining Charter Holdings’ income tax return for 2016. Charter Holdings’ 2017 through 2020 tax years remain open for examination and assessment. The IRS is currently examining TWC’s income tax returns for 2011 through 2014. TWC’s tax year 2015 remains subject to examination and assessment. Prior to TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009, TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS has examined Time Warner’s 2008 through 2010 income tax returns and the results are under appeal. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on our consolidated financial position or results of operations during the year ended December 31, 2020, nor do we anticipate a material impact in the future.

Defined benefit pension plans

We sponsor qualified and unqualified defined benefit pension plans that provide pension benefits to a majority of employees who were employed by TWC before the merger with TWC. As of December 31, 2020, the accumulated benefit obligation and fair value of plan assets was $3.7 billion and $3.5 billion, respectively, and the net underfunded liability was recorded as a $1 million noncurrent asset, $5 million current liability and $222 million long-term liability. As of December 31, 2019, the accumulated benefit obligation and fair value of plan assets was $3.4 billion and $3.2 billion, respectively, and the net underfunded liability was recorded as a $1 million noncurrent asset, $4 million current liability and $160 million long-term liability.

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

We recognized net periodic pension costs of $66 million and $69 million in 2020 and 2019, respectively. Net periodic pension benefit or expense is determined using certain assumptions, including the expected long-term rate of return on plan assets, discount rate and mortality assumptions. We determined the discount rate used to compute pension expense based on the yield of a large population of high-quality corporate bonds with cash flows sufficient in timing and amount to settle projected future defined benefit payments. In developing the expected long-term rate of return on assets, we considered the current pension portfolio’s composition, past average rate of earnings, and our asset allocation targets. We used a discount rate of 2.70% to determine the December 31, 2020 pension plan benefit obligation. A decrease in the discount rate of 25 basis points would result in a $153 million increase in our pension plan benefit obligation as of December 31, 2020 and net periodic pension expense recognized in 2020 under our mark-to-market accounting policy. The expected long-term rate of return on plan assets used to determine net periodic pension benefit for the year ended December 31, 2021 is expected to be 5.00%. A decrease in the expected long-term rate of return of 25 basis points to 4.75%, while holding all other assumptions constant, would result in an increase in our 2021 net periodic pension expense of approximately $8 million. See Note 22 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for additional discussion on these assumptions.

Results of Operations

A discussion of changes in our results of operations during the year ended December 31, 2019 compared to the year ended December 31, 2018 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on January 31, 2020, which is available free of charge on the SECs website at www.sec.gov and on our investor relations website at ir.charter.com.

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions, except per share data):

	Year Ended December 31,
	2020	2019
Revenues	$48,097	$45,764

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	29,930	29,224
Depreciation and amortization	9,704	9,926
Other operating expenses, net	58	103
	39,692	39,253
Income from operations	8,405	6,511

Other Income (Expenses):
Interest expense, net	(3,848)	(3,797)
Loss on extinguishment of debt	(143)	(25)
Loss on financial instruments, net	(15)	(54)
Other pension costs, net	(66)	(69)
Other expense, net	(31)	(135)
	(4,103)	(4,080)

Income before income taxes	4,302	2,431
Income tax expense	(626)	(439)
Consolidated net income	3,676	1,992
Less: Net income attributable to noncontrolling interests	(454)	(324)
Net income attributable to Charter shareholders	$3,222	$1,668

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$15.85	$7.60
Diluted	$15.40	$7.45

Weighted average common shares outstanding, basic	203,316,483	219,506,735
Weighted average common shares outstanding, diluted	209,273,247	223,786,380

Revenues. Total revenues grew $2.3 billion or 5.1% during the year ended December 31, 2020 as compared to 2019 primarily due to increases in the number of residential Internet and mobile customers, price adjustments and higher political advertising sales offset by lower local advertising revenues as a result of COVID-19, $218 million of estimated customer credits to be issued to our video customers due to canceled sporting events and $102 million of waived receivables related to the KAC and certain state-mandated programs.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Years ended December 31,
	2020	2019	% Growth
Internet	$18,521	$16,667	11.1%
Video	17,432	17,607	(1.0)%
Voice	1,806	1,920	(5.9)%
Residential revenue	37,759	36,194	4.3%

Small and medium business	3,964	3,868	2.5%
Enterprise	2,468	2,556	(3.5)%
Commercial revenue	6,432	6,424	0.1%

Advertising sales	1,699	1,568	8.3%
Mobile	1,364	726	87.9%
Other	843	852	(0.9)%
	$48,097	$45,764	5.1%
The increase in Internet revenues from our residential customers was attributable to the following (dollars in millions):

2020 compared to 2019
Increase in average residential Internet customers	$1,267
Increase related to rate, product mix and allocation changes	587
$1,854

Residential Internet customers grew by 2,115,000 in 2020 compared to 2019. The increase related to rate, product mix and allocation changes was primarily due to price adjustments including promotional roll-off offset by a $34 million reduction related to the KAC and certain state-mandated program credits.

Video revenues consist primarily of revenues from basic and digital video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The decrease in video revenues was attributable to the following (dollars in millions):

2020 compared to 2019
Estimated customer credits due to COVID-19	$(277)
Decrease in average residential video customers	(229)
Decrease in video on demand and pay-per-view	(28)
Increase related to rate, product mix and allocation changes	359
$(175)

We recorded $218 million of estimated customer credits related to canceled sporting events during the year ended December 31, 2020 and $59 million of customer credits related to KAC and certain state-mandated programs. The increase related to rate, product mix and allocation changes was primarily due to price adjustments including annual increases and promotional roll-off, partly offset by a higher mix of lower cost video packages within our video customer base. Residential video customers increased by 19,000 in 2020 compared to 2019.

The decrease in voice revenues from our residential customers was attributable to the following (dollars in millions):

2020 compared to 2019
Decrease in average residential voice customers	$(88)
Decrease related to rate, product mix and allocation changes	(26)
$(114)

Residential wireline voice customers decreased by 228,000 in 2020 compared to 2019. The decrease related to rate, product mix and allocation changes was primarily due to value-based pricing and a $4 million reduction related to the KAC and certain state-mandated program credits

The increase in SMB commercial revenues was attributable to the following (dollars in millions):

2020 compared to 2019
Increase in SMB customers	$199
Decrease related to rate and product mix changes	(103)
$96

SMB customers increased by 93,000 in 2020 compared to 2019. The decrease related to rate and product mix changes during the year ended December 31, 2020 as compared to 2019 included reductions of $36 million related to COVID-19 programs.

Enterprise revenues decreased $88 million during the year ended December 31, 2020 as compared to the corresponding period in 2019 primarily due to the sale of non-strategic assets in the third quarter of 2019 and a reduction of $18 million related to the COVID-19 Enterprise hospitality seasonal program. Enterprise PSUs increased by 7,000 in 2020 compared to 2019.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues increased $131 million during the year ended December 31, 2020 as compared to the corresponding period in 2019 primarily due to an increase in political revenue, partially offset by a decrease in local advertising revenues due to COVID-19.

During the years ended December 31, 2020 and 2019, mobile revenues included approximately $658 million and $488 million of device revenues, respectively, and approximately $706 million and $238 million of service revenues, respectively. The increases in revenues are a result of increases in the number of lines from 1,082,000 as of December 31, 2019 to 2,375,000 as of December 31, 2020.

Other revenues consist of revenue from regional sports and news channels (excluding intercompany charges or advertising sales on those channels), home shopping, late payment fees, video device sales, wire maintenance fees and other miscellaneous revenues. The decrease during the year ended December 31, 2020 as compared to the corresponding period in 2019 was primarily due to a decrease in late payment fees and home security revenue offset by an increase in the sale of video devices and regional sports and news revenue.

Operating costs and expenses. The increase in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, was attributable to the following (dollars in millions):

2020 compared to 2019
Programming	$111
Regulatory, connectivity and produced content	(183)
Costs to service customers	195
Marketing	(13)
Mobile	519
Other	77
$706

Programming costs were approximately $11.4 billion and $11.3 billion, representing 38% and 39% of operating costs and expenses for the years ended December 31, 2020 and 2019, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, video on demand, and pay-per-view programming. Programming costs increased in 2020 as a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent as well as an increase in video customers. The increase was offset by $163 million of estimated rebates from sports programming networks as a result of canceled sporting events due to COVID-19 and further benefited from a higher mix of lower cost video packages within our video customer base. We expect programming rates per customer will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media and broadcast station groups consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. We have been unable to fully pass these increases on to our customers and do not expect to be able to do so in the future without a potential loss of customers.

Regulatory, connectivity and produced content decreased $183 million during the year ended December 31, 2020 compared to the corresponding period in 2019 primarily due to deferred sports rights costs associated with the shortened 2020 baseball season and delayed start to the 2020-2021 basketball season as a result of COVID-19.

Costs to service customers increased $195 million during the year ended December 31, 2020 compared to the corresponding period in 2019 primarily due to higher labor costs resulting from COVID-19 related wage increases and flex time benefits along with 6.5% customer growth offset by a decrease in bad debt expense given the revenue write-off associated with the KAC program and better collections enhanced by government stimulus benefits.

Mobile costs of $1.8 billion and $1.2 billion for the years ended December 31, 2020 and 2019, respectively, were comprised of mobile device costs and mobile service, customer acquisition and operating costs.

The increase in other expense was attributable to the following (dollars in millions):

2020 compared to 2019
Corporate costs	$118
Stock compensation expense	36
Advertising sales expense	10
Enterprise	(63)
Property tax and insurance	(48)
Other	24
$77

Corporate costs increased primarily due to higher personnel costs. Enterprise costs decreased primarily due to the sale of non-strategic assets in the third quarter of 2019.

Depreciation and amortization. Depreciation and amortization expense decreased by $222 million during the year ended December 31, 2020 compared to the corresponding period in 2019 primarily due to a decrease in depreciation and amortization as certain assets acquired in acquisitions become fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Other operating expenses, net. The decrease in other operating expenses, net was attributable to the following (dollars in millions):

2020 compared to 2019
(Gain) loss on sale of assets, net	$(74)
Special charges, net	29
$(45)

The gain on sale of assets, net for the year ended December 31, 2020 as compared to a loss on sale of assets in 2019 is primarily due to a $42 million impairment of non-strategic assets incurred during 2019. For more information, see Note 15 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Interest expense, net. Net interest expense increased by $51 million in 2020 from 2019 primarily due to an increase in weighted average debt outstanding of approximately $5.3 billion primarily as a result of the issuance of notes in 2020 and 2019 for general corporate purposes including stock buybacks and debt repayments offset by a decrease in weighted average interest rates.

Loss on extinguishment of debt. Loss on extinguishment of debt of $143 million for the year ended December 31, 2020 primarily represents losses recognized as a result of the redemption of CCO Holdings notes. For more information, see Note 9 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

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

Other pension costs, net. Other pension costs, net was consistent during the year ended December 31, 2020 compared to the corresponding period in 2019. For more information, see Note 22 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Other expense, net. Other expense, net primarily represents equity losses on our equity investments. Other expense, net also includes an impairment on equity investments of approximately $10 million and $121 million during the years ended December 31, 2020 and 2019, respectively. For more information, see Note 6 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Income tax expense. We recognized income tax expense of $626 million and $439 million for the years ended December 31, 2020 and 2019, respectively. Income tax expense increased during the year ended December 31, 2020 compared to the corresponding period in 2019 primarily as a result of higher pretax income offset by increased recognition of excess tax benefits resulting from share-based compensation during 2020. For more information, see Note 17 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest for financial reporting purposes represents A/N’s portion of Charter Holdings’ net income based on its effective common unit ownership interest and the preferred dividend of $150 million for each of the years ended December 31, 2020 and 2019. For more information, see Note 11 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Net income attributable to Charter shareholders. Net income attributable to Charter shareholders was $3.2 billion and $1.7 billion for the years ended December 31, 2020 and 2019, respectively, primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the SEC). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which fees were in the amount of $1.3 billion and $1.2 billion for the years ended December 31, 2020 and 2019, respectively.

A reconciliation of Adjusted EBITDA and free cash flow to net income attributable to Charter shareholders and net cash flows from operating activities, respectively, is as follows (dollars in millions).

	Years ended December 31,
	2020	2019
Net income attributable to Charter shareholders	$3,222	$1,668
Plus: Net income attributable to noncontrolling interest	454	324
Interest expense, net	3,848	3,797
Income tax expense	626	439
Depreciation and amortization	9,704	9,926
Stock compensation expense	351	315
Loss on extinguishment of debt	143	25
Loss on financial instruments, net	15	54
Other pension costs, net	66	69
Other, net	89	238
Adjusted EBITDA	$18,518	$16,855

Net cash flows from operating activities	$14,562	$11,748
Less: Purchases of property, plant and equipment	(7,415)	(7,195)
Change in accrued expenses related to capital expenditures	(77)	55
Free cash flow	$7,070	$4,608

Liquidity and Capital Resources

Overview

We have significant amounts of debt.  The principal amount of our debt as of December 31, 2020 was $82.1 billion, consisting of $10.2 billion of credit facility debt, $47.7 billion of investment grade senior secured notes and $24.3 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. As we continue to grow our mobile services, we expect to continue to see negative mobile Adjusted EBITDA in 2021 as well as negative working capital impacts from the timing of device-related cash flows when we sell the handset or tablet to customers pursuant to equipment installment plans. Free cash flow was $7.1 billion and $4.6 billion for the years ended December 31, 2020 and 2019, respectively. See table below for factors impacting free cash flow during the year ended December 31, 2020 compared to 2019. As of December 31, 2020, the amount available under our credit facilities was approximately $4.7 billion and cash on hand was approximately $1.0 billion. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as stock repurchases and dividends. Charter's target leverage of net debt to the last twelve months Adjusted EBITDA remains at 4 to 4.5 times Adjusted EBITDA, and up to 3.5 times Adjusted EBITDA at the consolidated first lien level. Our leverage ratio was 4.4 times Adjusted EBITDA as of December 31, 2020. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. We have used the proceeds from such borrowings for general corporate purposes and to buyback shares of Charter Class A common stock and Charter Holdings common units. During the years ended December 31, 2020 and 2019, Charter purchased approximately 18.4 million and 16.7 million shares, respectively, of Charter Class A common stock for approximately $10.6 billion and $6.7 billion, respectively. Since the beginning of its buyback program in September 2016 through the year ended December 31, 2020, Charter has purchased approximately 87.7 million shares of Class A common stock for approximately $34.6 billion.

In December 2017, Charter and A/N entered into an amendment to the letter agreement (the "Letter Agreement") that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis. During the years ended December 31, 2020 and 2019, Charter Holdings purchased from A/N 2.6 million and 2.3 million Charter Holdings common units, respectively, for approximately $1.5 billion and $885 million, respectively.

As of December 31, 2020, Charter had remaining board authority to purchase an additional $1.5 billion of Charter’s Class A common stock and/or Charter Holdings common units. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions.

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

Recent Events

In December 2020, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.0 billion aggregate principal amount of 2.300% senior secured notes due 2032 at a price of 99.786% of the aggregate principal amount, an additional $650 million aggregate principal amount of 3.700% senior secured notes due 2051 at a price of 100.791% of the aggregate principal amount and $1.35 billion aggregate principal amount of 3.850% senior secured notes due 2061 at a price of 99.882% of the aggregate principal amount. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including funding buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness including $700 million of Time Warner Cable, LLC 4.125% notes due February 2021.

In addition to the debt issued in December 2020 as described above, CCO Holdings and CCO Holdings Capital Corp. jointly issued $8.65 billion aggregate principal amount of senior unsecured notes at varying rates, prices and maturity dates in 2020, and Charter Operating and Charter Communications Operating Capital Corp. jointly issued $3.0 billion aggregate principal amount of senior secured notes at varying rates, prices and maturity dates in 2020. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including funding buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness.

Free Cash Flow

Free cash flow increased $2.5 billion during the year ended December 31, 2020 compared to the corresponding prior period due to the following (dollars in millions).

2020 compared to 2019
Increase in Adjusted EBITDA	$1,663
Change in working capital, excluding change in accrued interest	1,029
Decrease in cash paid for interest, net	83
Increase in capital expenditures	(220)
Other, net	(93)
$2,462

Free cash flow was reduced by $1.1 billion and $1.2 billion during the years ended December 31, 2020 and 2019, respectively, due to mobile with impacts negatively affecting working capital, capital expenditures and Adjusted EBITDA. The increase in free cash flow resulting from changes in working capital was favorably impacted by one-time unfavorable impacts in 2019 from bill cycle standardization efforts as well as one-time net favorable impacts in 2020 related to COVID-19, including deferral of payroll tax payments.

Contractual Obligations

The following table summarizes our payment obligations as of December 31, 2020 under our long-term debt and certain other contractual obligations and commitments (dollars in millions.)

	Payments by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Principal Payments (a)	$82,143	$1,277	$5,213	$12,085	$63,568
Long-Term Debt Interest Payments (b)	54,230	3,867	7,489	7,042	35,832
Finance and Operating Lease Obligations (c)	1,666	311	538	387	430
Programming Minimum Commitments (d)	164	130	34	—	—
Other (e)	15,317	5,162	1,720	1,146	7,289
	$153,520	$10,747	$14,994	$20,660	$107,119

(a)The table presents maturities of long-term debt outstanding as of December 31, 2020. Refer to Notes 9 and 21 to our accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other contractual obligations and commitments.

(b)Interest payments on variable debt are estimated using amounts outstanding at December 31, 2020 and the average implied forward LIBOR rates applicable for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2020. Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods.
(c)We lease certain facilities and equipment under noncancelable finance and operating leases. Finance lease obligations represented $94 million of total finance and operating lease obligations as of December 31, 2020. Lease and rental costs charged to expense for the years ended December 31, 2020 and 2019 were $452 million and $445 million, respectively.
(d)We pay programming fees under multi-year contracts typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term. Programming costs included in the accompanying statement of operations were approximately $11.4 billion and $11.3 billion for the years ended December 31, 2020 and 2019, respectively. Certain of our programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.
(e)“Other” represents other guaranteed minimum commitments, including rights negotiated directly with content owners for distribution on company-owned channels or networks, commitments related to our role as an advertising and distribution sales agent for third party-owned channels or networks, commitments to our customer premise equipment and device vendors and contractual obligations related to third-party network augmentation.

The following items are not included in the contractual obligations table because the obligations are not fixed and/or determinable due to various factors discussed below. However, we incur these costs as part of our operations:

•We rent utility poles used in our operations. Generally, pole rentals are cancelable on short notice, but we anticipate that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2020 and 2019 was $192 million and $180 million, respectively.
•We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. We also pay other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $741 million and $750 million for the years ended December 31, 2020 and 2019, respectively.
•We have $367 million in letters of credit, of which $41 million is secured under the Charter Operating credit facility, primarily to our various casualty carriers as collateral for reimbursement of workers' compensation, auto liability and general liability claims.
•Minimum pension funding requirements have not been presented in the table above as such amounts have not been determined beyond 2020. We made no cash contributions to the qualified pension plans in 2020; however, we are permitted to make discretionary cash contributions to the qualified pension plans in 2021. For the nonqualified pension plan, we contributed $3 million during 2020 and will continue to make contributions in 2021 to the extent benefits are paid.
•In December 2020, we won a bidding process for $1.2 billion in phase I of the RDOF auction to further extend our broadband services in states where we currently operate. We expect to fund our multi-billion dollar fiber-based build-out over a six to eight-year period.

See "Part I. Item 1. Business — Commitments Related to the 2016 Merger with TWC and Acquisition of Bright House" for a listing of commitments as a result of the merger with TWC and acquisition of Bright House in 2016.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $998 million and $3.5 billion in cash and cash equivalents as of December 31, 2020 and 2019, respectively. We also held $3 million and $66 million in restricted cash as of December 31, 2020 and 2019, respectively, representing escrowed funds of a consolidated variable interest entity. See Note 6 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Operating Activities. Net cash provided by operating activities increased $2.8 billion during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to an increase in Adjusted EBITDA of $1.7 billion and changes in working capital, excluding the change in accrued interest and accrued expenses related to capital expenditures, that used $1.2 billion less cash.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2020 and 2019 was $8.2 billion and $7.3 billion, respectively. The increase in cash used was primarily due to the purchase of spectrum wireless licenses and an increase in capital expenditures.

Financing Activities. Net cash used in financing activities increased $7.3 billion during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to an increase in the purchase of treasury stock and noncontrolling interest and a decrease in the amount by which borrowings of long-term debt exceeded repayments.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $7.4 billion and $7.2 billion for the years ended December 31, 2020 and 2019, respectively. The increase was primarily due to higher line extensions driven by continued network expansion, including to rural areas, higher support capital as a result of facility improvements and investments in back office systems and mobile store build-outs offset by lower customer premise equipment. See the table below for more details.

We currently expect 2021 cable capital expenditures to be relatively consistent or lower as a percentage of cable revenue versus 2020. The actual amount of our capital expenditures in 2021 will depend on a number of factors including further spend related to product development and growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures decreased $77 million and increased $55 million for the years ended December 31, 2020 and 2019, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the years ended December 31, 2020 and 2019. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Year ended December 31,
	2020	2019
Customer premise equipment (a)	$2,002	$2,070
Scalable infrastructure (b)	1,478	1,439
Line extensions (c)	1,641	1,444
Upgrade/rebuild (d)	615	634
Support capital (e)	1,679	1,608
Total capital expenditures	$7,415	$7,195

Capital expenditures included in total related to:
Commercial services	$1,325	$1,314
Mobile	$508	$432

(a)Customer premise equipment includes costs incurred at the customer residence to secure new customers and revenue generating units, including customer installation costs and customer premise equipment (e.g., digital receivers and cable modems).
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

Debt

As of December 31, 2020, the accreted value of our total debt was approximately $82.8 billion, as summarized below (dollars in millions):

	December 31, 2020
	Principal Amount	Accreted Value (a)	Interest Payment Dates	Maturity Date (b)
CCO Holdings, LLC:
4.000% senior notes due 2023	$500	$498	3/1 & 9/1	3/1/2023
5.750% senior notes due 2026	2,500	2,475	2/15 & 8/15	2/15/2026
5.500% senior notes due 2026	1,500	1,492	5/1 & 11/1	5/1/2026
5.875% senior notes due 2027	800	796	5/1 & 11/1	5/1/2027
5.125% senior notes due 2027	3,250	3,225	5/1 & 11/1	5/1/2027
5.000% senior notes due 2028	2,500	2,472	2/1 & 8/1	2/1/2028
5.375% senior notes due 2029	1,500	1,501	6/1 & 12/1	6/1/2029
4.750% senior notes due 2030	3,050	3,042	3/1 & 9/1	3/1/2030
4.500% senior notes due 2030	2,750	2,750	2/15 & 8/15	8/15/2030
4.250% senior notes due 2031	3,000	3,001	2/1 & 8/1	2/1/2031
4.500% senior notes due 2032	2,900	2,928	5/1 & 11/1	5/1/2032
Charter Communications Operating, LLC:
4.464% senior notes due 2022	3,000	2,992	1/23 & 7/23	7/23/2022
Senior floating rate notes due 2024	900	902	2/1, 5/1, 8/1 & 11/1	2/1/2024
4.500% senior notes due 2024	1,100	1,094	2/1 & 8/1	2/1/2024
4.908% senior notes due 2025	4,500	4,475	1/23 & 7/23	7/23/2025
3.750% senior notes due 2028	1,000	989	2/15 & 8/15	2/15/2028
4.200% senior notes due 2028	1,250	1,241	3/15 & 9/15	3/15/2028
5.050% senior notes due 2029	1,250	1,242	3/30 & 9/30	3/30/2029
2.800% senior notes due 2031	1,600	1,583	4/1 & 10/1	4/1/2031
2.300% senior notes due 2032	1,000	991	2/1 & 8/1	2/1/2032
6.384% senior notes due 2035	2,000	1,983	4/23 & 10/23	10/23/2035
5.375% senior notes due 2038	800	786	4/1 & 10/1	4/1/2038
6.484% senior notes due 2045	3,500	3,468	4/23 & 10/23	10/23/2045
5.375% senior notes due 2047	2,500	2,506	5/1 & 11/1	5/1/2047
5.750% senior notes due 2048	2,450	2,392	4/1 & 10/1	4/1/2048
5.125% senior notes due 2049	1,250	1,240	1/1 & 7/1	7/1/2049
4.800% senior notes due 2050	2,800	2,797	3/1 & 9/1	3/1/2050
3.700% senior notes due 2051	2,050	2,030	4/1 & 10/1	4/1/2051
6.834% senior notes due 2055	500	495	4/23 & 10/23	10/23/2055
3.850% senior notes due 2061	1,350	1,339	4/1 & 10/1	4/1/2061
Credit facilities	10,150	10,081		Varies
Time Warner Cable, LLC:
4.000% senior notes due 2021	1,000	1,008	3/1 & 9/1	9/1/2021
5.750% sterling senior notes due 2031 (c)	854	911	6/2	6/2/2031
6.550% senior debentures due 2037	1,500	1,668	5/1 & 11/1	5/1/2037
7.300% senior debentures due 2038	1,500	1,763	1/1 & 7/1	7/1/2038
6.750% senior debentures due 2039	1,500	1,706	6/15 & 12/15	6/15/2039
5.875% senior debentures due 2040	1,200	1,254	5/15 & 11/15	11/15/2040
5.500% senior debentures due 2041	1,250	1,258	3/1 & 9/1	9/1/2041
5.250% sterling senior notes due 2042 (d)	889	859	7/15	7/15/2042
4.500% senior debentures due 2042	1,250	1,145	3/15 & 9/15	9/15/2042
Time Warner Cable Enterprises LLC:
8.375% senior debentures due 2023	1,000	1,104	3/15 & 9/15	3/15/2023
8.375% senior debentures due 2033	1,000	1,270	7/15 & 1/15	7/15/2033
	$82,143	$82,752

(a)The accreted values presented in the table above represent the principal amount of the debt adjusted for original issue discount or premium at the time of sale, deferred financing costs, and, in regards to debt assumed in acquisitions, fair value premium adjustments as a result of applying acquisition accounting plus the accretion of those amounts to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. In regards to the Sterling Notes, the principal amount of the debt and any premium or discount is remeasured into US dollars as of each balance sheet date. We have availability under our credit facilities of approximately $4.7 billion as of December 31, 2020.
(b)In general, the obligors have the right to redeem all of the notes set forth in the above table in whole or in part at their option, beginning at various times prior to their stated maturity dates, subject to certain conditions, upon the payment of the outstanding principal amount (plus a specified redemption premium) and all accrued and unpaid interest.
(c)Principal amount includes £625 million valued at $854 million as of December 31, 2020 using the exchange rate as of December 31, 2020.
(d)Principal amount includes £650 million valued at $889 million as of December 31, 2020 using the exchange rate as of December 31, 2020.

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

At December 31, 2020, Charter Operating had a consolidated leverage ratio of approximately 2.8 to 1.0 and a consolidated first lien leverage ratio of 2.7 to 1.0. Both ratios are in compliance with the ratios required by the Charter Operating credit facilities of 5.0 to 1.0 consolidated leverage ratio and 4.0 to 1.0 consolidated first lien leverage ratio. A failure by Charter Operating to maintain the financial covenants would result in an event of default under the Charter Operating credit facilities and the debt of CCO Holdings. See “Part I. Item 1A. Risk Factors — The agreements and instruments governing our debt contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity.”

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

Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency derivative instruments have maturities of June 2031 and July 2042. We are required to post collateral on the cross-currency derivative instruments when such instruments are in a liability position. In April 2019, we entered into a collateral holiday agreement for 60% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years, as well as a ten year collateral cap on the remaining 40% of the cross-currency swaps which limits the required collateral posting on that 40% of the cross-currency swaps to $150 million. The fair value of our cross-currency derivatives included in other long-term liabilities on our consolidated balance sheets was $184 million and $224 million as of December 31, 2020 and 2019, respectively. For more information, see Note 12 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

As of December 31, 2020 and 2019, the weighted average interest rate on the credit facility debt was approximately 1.7% and 3.3%, respectively, and the weighted average interest rate on the senior notes was approximately 5.1% and 5.4%, respectively, resulting in a blended weighted average interest rate of 4.7% and 5.1%, respectively.  The interest rate on approximately 87% and 86% of the total principal amount of our debt was fixed as of December 31, 2020 and 2019, respectively.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2020 (dollars in millions):

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$1,000	$3,000	$1,500	$1,100	$4,500	$59,993	$71,093	$83,240
Average Interest Rate	4.00%	4.46%	6.92%	4.50%	4.91%	5.19%	5.15%

Variable Rate	$277	$277	$436	$1,165	$5,320	$3,575	$11,050	$10,986
Average Interest Rate	1.49%	1.52%	1.66%	2.03%	2.18%	2.93%	2.35%

Interest rates on variable-rate debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at December 31, 2020 including applicable bank spread.

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

During the quarter ended December 31, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on management’s assessment utilizing these criteria we believe that, as of December 31, 2020, our internal control over financial reporting was effective.

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
Date: January 29, 2021

S-1

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

Signature	Title	Date

/s/ Thomas M. Rutledge Thomas M. Rutledge	Chairman, Chief Executive Officer, Director (Principal Executive Officer)	January 29, 2021

/s/ Christopher L. Winfrey Christopher L. Winfrey	Chief Financial Officer (Principal Financial Officer)	January 29, 2021

/s/ Kevin D. Howard Kevin D. Howard	Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	January 29, 2021

/s/ Eric L. Zinterhofer Eric L. Zinterhofer	Director	January 21, 2021

/s/ W. Lance Conn W. Lance Conn	Director	January 21, 2021

/s/ Kim C. Goodman Kim C. Goodman	Director	January 27, 2021

/s/ Craig A. Jacobson Craig A. Jacobson	Director	January 21, 2021

/s/ Gregory Maffei Gregory Maffei	Director	January 26, 2021

/s/ John D. Markley, Jr. John D. Markley, Jr.	Director	January 22, 2021

/s/ David C. Merritt David C. Merritt	Director	January 28, 2021

/s/ James E. Meyer James E. Meyer	Director	January 21, 2021

/s/ Steven Miron Steven Miron	Director	January 21, 2021

/s/ Balan Nair Balan Nair	Director	January 21, 2021

/s/ Michael Newhouse Michael Newhouse	Director	January 21, 2021

/s/ Mauricio Ramos Mauricio Ramos	Director	January 21, 2021

S-2

Exhibit Index

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit	Description

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

10.2
Fifth Supplemental Indenture, dated as of April 21, 2015, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed by Charter Communications, Inc. on April 22, 2015 (File No. 001-33664)).

10.3
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

10.5
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

10.6
Indenture, dated as of November 20, 2015, among CCO Holdings, LLC, CCO Holdings Capital Corp. and CCOH Safari, LLC, as issuers, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by Charter Communications, Inc. on November 25, 2015 (File No. 001-33664)).

10.7
First Supplemental Indenture, dated as of November 20, 2015, between CCOH Safari, LLC, as escrow issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by Charter Communications, Inc. on November 25, 2015 (File No. 001-33664)).

10.8
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

10.9
Seventh Supplemental Indenture, dated as of April 21, 2016, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by Charter Communications, Inc. on April 27, 2016 (File No. 001-33664)).

10.10
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

10.11
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

10.12
Third Supplemental Indenture, dated as of May 18, 2016, by and among CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by Charter Communications, Inc. on May 24, 2016 (File No. 001-33664)).

10.13
Second Supplemental Indenture, dated as of May 18, 2016, by and among CCO Holdings, LLC, CCO Holdings Capital Corp., CCOH Safari, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed by Charter Communications, Inc. on May 24, 2016 (File No. 001-33664)).

10.14
Third Supplemental Indenture, dated as of February 6, 2017, among CCO Holdings, LLC, CCO Holdings Capital Corp., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K filed by Charter Communications, Inc. on February 6, 2017 (File No. 001-33664)).

10.15
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

10.16
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

10.17
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

10.18
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

10.19
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

10.20
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

10.21
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

10.22
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

10.23
Fourth Supplemental Indenture, dated as of August 8, 2017, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by Charter Communications, Inc. on August 14, 2017 (File No. 001-33664)).

10.24
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

10.25
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

10.26
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

10.27
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

10.28
Fifth Supplemental Indenture, dated as of October 17, 2017, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed by Charter Communications, Inc. on October 20, 2017 (File No. 001-33664)).

10.29
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

10.30
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

10.31
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

10.32
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

10.33
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

10.34
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

10.35
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

10.36
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

10.37
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

10.38
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

10.39
Indenture, dated as of May 23, 2019, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by Charter Communications, Inc. on May 30, 2019 (File No. 001-33664)).

10.40
First Supplemental Indenture, dated as of May 23, 2019, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by Charter Communications, Inc. on May 30, 2019 (File No. 001-33664)).

10.41	Form of 5.375% Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed by Charter Communications, Inc. on May 30, 2019 (File No. 001-33664)).
10.42
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

10.43
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

10.44
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

10.45	Form of 5.125% Senior Secured Notes due 2049 (incorporated by reference to Exhibit 4.6 to the current report on Form 8-K filed by Charter Communications, Inc. on July 10, 2019 (File No. 001-33664)).

10.46
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

10.47
Second Supplemental Indenture, dated as of October 1, 2019, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on October 7, 2019).

10.48	Form of 4.750% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on October 7, 2019 (File No. 001-33664)).
10.49
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

10.50	Form of 4.750% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on October 30, 2019 (File No. 001-33664)).
10.51
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

10.52
Form of 4.800% Senior Secured Notes due 2050 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed by Charter Communications, Inc. on October 30, 2019 (File No. 001-33664)).

10.53
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

10.54
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

10.55	Form of 4.750% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on December 16, 2019 (File No. 001-33664)).
10.56
Form of 4.800% Senior Secured Notes due 2050 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed by Charter Communications, Inc. on December 16, 2019 (File No. 001-33664)).

10.57
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

10.58
Third Supplemental Indenture, dated as of February 18, 2020, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 21, 2020 (File No. 001-33664)).

10.59	Form of 4.500% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 21, 2020 (File No. 001-33664)).
10.60
Exchange and Registration Rights Agreement, dated February 18, 2020, relating to the 4.500% Senior Notes due 2030, among CCO Holdings, LLC, CCO Holdings Capital Corp. and Deutsche Bank Securities, Inc., as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 21, 2020 (File No. 001-33664)).

10.61
Fourth Supplemental Indenture, dated as of March 18, 2020, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on March 23, 2020 (File No. 001-33664)).

10.62	Form of 4.500% Senior Notes due 2032 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed by Charter Communications, Inc. on March 23, 2020 (File No. 001-33664)).

10.63
2030 Exchange and Registration Rights Agreement, dated March 18, 2020, relating to the 4.500% Senior Notes due 2030, among CCO Holdings, LLC, CCO Holdings Capital Corp. and Deutsche Bank Securities, Inc., as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on March 23, 2020 (File No. 001-33664)).

10.64
2032 Exchange and Registration Rights Agreement, dated March 18, 2020, relating to the 4.500% Senior Notes due 2032, among CCO Holdings, LLC, CCO Holdings Capital Corp. and Deutsche Bank Securities, Inc., as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on March 23, 2020 (File No. 001-33664)).

10.65
Underwriting Agreement, dated as of April 14, 2020, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., CCO Holdings, LLC, as parent guarantor, the subsidiary guarantors party thereto and BofA Securities, Inc., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named in Schedule I thereto (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on April 17, 2020 (File No. 001-33664)).

10.66
Sixteenth Supplemental Indenture, dated as of April 17, 2020, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on April 17, 2020 (File No. 001-33664)).

10.67	Form of 2.800% Senior Secured Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on April 17, 2020 (File No. 001-33664)).
10.68	Form of 3.700% Senior Secured Notes due 2051 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on April 17, 2020 (File No. 001-33664)).
10.69
Fifth Supplemental Indenture, dated as of July 9, 2020, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on July 13, 2020 (File No. 001-33664)).

10.70	Form of 4.250% Senior Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on July 13, 2020 (File No. 001-33664)).
10.71
Exchange and Registration Rights Agreement, dated July 9, 2020, relating to the 4.250% Senior Notes due 2031, among CCO Holdings, LLC, CCO Holdings Capital Corp. and Morgan Stanley & Co. LLC, as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on July 13, 2020 (File No. 001-33664)).

10.72
Exchange and Registration Rights Agreement, dated July 24, 2020, relating to the 4.250% Senior Notes due 2031, among CCO Holdings, LLC, CCO Holdings Capital Corp. and Morgan Stanley & Co. LLC, as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on July 28, 2020) (File No. 001-33664)).

10.73
Exchange and Registration Rights Agreement, dated October 12, 2020, relating to the 4.500% Senior Notes due 2032, among CCO Holdings, LLC, CCO Holdings Capital Corp. and Deutsche Bank Securities Inc., as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on October 16, 2020 (File No. 001-33664)).

10.74
Underwriting Agreement, dated as of November 19, 2020, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., CCO Holdings, LLC, as parent guarantor, the subsidiary guarantors party thereto and Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named in Schedule I thereto (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on December 4, 2020 (File No. 001-33664)).

10.75
Eighteenth Supplemental Indenture, dated as of December 4, 2020, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on December 4, 2020 (File No. 001-33664)).

10.76
Form of 2.300% Senior Secured Notes due 2032 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed by Charter Communications, Inc. on December 4, 2020 (File No. 001-33664)).

10.77
Form of 3.850% Senior Secured Notes due 2061 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed by Charter Communications, Inc. on December 4, 2020 (File No. 001-33664)).

10.78	Indenture, dated as of April 30, 1992 (the “TWCE Indenture”), as amended by the First Supplemental Indenture, dated as of June 30, 1992, among Time Warner Entertainment Company, L.P. (“TWE”), Time Warner Companies, Inc. (“TWCI”), certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibits 10(g) and 10(h) to TWCI’s current report on Form 8-K dated June 26, 1992 and filed with the SEC on July 15, 1992 (File No. 1-8637)). (P)

10.79	Second Supplemental Indenture to the TWCE Indenture, dated as of December 9, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TWE’s Registration Statement on Form S-4 dated and filed with the SEC on October 25, 1993 (Registration No. 33-67688) (the “TWE October 25, 1993 Registration Statement”)). (P)
10.80	Third Supplemental Indenture to the TWCE Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.3 to the TWE October 25, 1993 Registration Statement). (P)
10.81	Fourth Supplemental Indenture to the TWCE Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.4 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1993 and filed with the SEC on March 30, 1994 (File No. 1-12878)). (P)
10.82	Fifth Supplemental Indenture to the TWCE Indenture, dated as of December 28, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.5 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1994 and filed with the SEC on March 30, 1995 (File No. 1-12878)). (P)
10.83
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

10.84
Seventh Supplemental Indenture to the TWCE Indenture, dated as of December 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.8 to the Time Warner 1997 Form 10-K).

10.85
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

10.86
Ninth Supplemental Indenture to the TWCE Indenture, dated as of November 1, 2004, among Historic TW, TWE, Time Warner NY Cable Inc., WCI, ATC, TWC and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-15062)).

10.87
Tenth Supplemental Indenture to the TWCE Indenture, dated as of October 18, 2006, among Historic TW, TWE, TW NY Cable Holding Inc. (“TW NY”), Time Warner NY Cable LLC (“TW NY Cable”), TWC, WCI, ATC and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner’s current report on Form 8-K dated and filed October 18, 2006 (File No. 1-15062)).

10.88
Eleventh Supplemental Indenture to the TWCE Indenture, dated as of November 2, 2006, among TWE, TW NY, TWC and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 99.1 to Time Warner’s current report on Form 8-K dated and filed November 2, 2006 (File No. 1-15062)).

10.89
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

10.90
Thirteenth Supplemental Indenture, dated as of May 18, 2016, by and among Time Warner Cable Enterprises LLC, the guarantors party thereto and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.4 to the current report on Form 8-K filed by Charter Communications, Inc. on May 24, 2016 (File No. 001-33664)).

10.91
Indenture, dated as of April 9, 2007 (the “TWC Indenture”), among TWC, TW NY, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated April 4, 2007 and filed with the SEC on April 9, 2007 (File No. 1-33335) (the “TWC April 4, 2007 Form 8-K”)).

10.92
First Supplemental Indenture to the TWC Indenture, dated as of April 9, 2007, among TWC, TW NY, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).

10.93
Second Supplemental Indenture to the TWC Indenture, dated as of September 30, 2012, among TWC, TW NY, TWCE, TWC Internet Holdings II and The Bank of New York Mellon, as trustee, supplementing the Indenture dated April 9, 2007, as amended (incorporated herein by reference to Exhibit 4.1 to the TWC September 30, 2012 Form 8-K).

10.94
Third Supplemental Indenture, dated as of May 18, 2016, by and among Time Warner Cable Inc., TWC NewCo LLC and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.5 to the current report on Form 8-K filed by Charter Communications, Inc. on May 24, 2016 (File No. 001-33664)).

10.95
Fourth Supplemental Indenture, dated as of May 18, 2016, by and among TWC NewCo LLC, the guarantors party thereto and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.6 to the current report on Form 8-K filed by Charter Communications, Inc. on May 24, 2016 (File No. 001-33664)).

10.96	Form of TWC 6.55% Exchange Debentures due 2037 (included as Exhibit C to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
10.97	Form of TWC 7.30% Debentures due 2038 (incorporated herein by reference to Exhibit 4.3 to the TWC June 16, 2008 Form 8-K).
10.98
Form of TWC 6.75% Debentures due 2039 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated June 24, 2009 and filed with the SEC on June 29, 2009 (File No. 1-33335)).

10.99	Form of TWC 5.875% Debentures due 2040 (incorporated herein by reference to Exhibit 4.2 to the TWC November 9, 2010 Form 8-K).
10.100	Form of TWC 5.75% Note due 2031 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated and filed with the SEC on May 26, 2011 (File No. 1-33335)).
10.101
Form of TWC 4% Note due 2021 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated September 7, 2011 and filed with the SEC on September 12, 2011 (File No. 1-33335) (the “TWC September 7, 2011 Form 8-K”)).

10.102	Form of TWC 5.5% Debenture due 2041 (incorporated herein by reference to Exhibit 4.2 to the TWC September 7, 2011 Form 8-K).
10.103
Form of TWC 4.5% Debenture due 2042 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated August 7, 2012 and filed with the SEC on August 10, 2012 (File No. 1-33335)).

10.104	Form of TWC 5.25% Note due 2042 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated and filed with the SEC on June 27, 2012 (File No. 1-33335)).
10.105	Form of 5.500% Senior Notes due 2026 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed April 27, 2016).
10.106
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

10.107
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

10.108
Escrow Credit Agreement, dated as of August 24, 2015, between CCO Safari III, LLC, as borrower, and Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on August 28, 2015 (File No. 001-33664)).

10.109(a)
Restatement Agreement dated as of May 18, 2016, by and among Charter Communications Operating, LLC, CCO Holdings, LLC, the subsidiary guarantors party thereto, Bank of America, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K of Charter Communications, Inc. filed on May 24, 2016 (File No. 001-33664)).

10.109(b)
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

10.109(c)
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

10.109(d)
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

10.110
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

10.111
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

10.112
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

10.113
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

10.114
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

10.115
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

10.117
Escrow Assumption Agreement, dated as of May 18, 2016, by and among CCO Safari III, LLC, Charter Communications Operating, LLC, Bank of America, N.A., as escrow administrative agent and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed May 24, 2016).

10.118
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

10.121
Tax Receivables Agreement, dated as of May 18, 2016, by and among Charter, Advance/Newhouse Partnership and the other party or parties thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on May 19, 2016 (File No. 001-33664)).

10.122
Wireless Operational Cooperation Agreement dated as of May 5, 2017 between Charter Communications, Inc. and Comcast Corporation (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on May 8, 2017 (File No. 001-33664)).

10.123+
Charter Communications, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Charter Communications, Inc. filed on May 8, 2012 (File No. 001-33664)).

10.124+
Charter Communications, Inc. 2016 Executive Incentive Performance Plan (incorporated by reference to Appendix A to the proxy statement for the Charter Communications, Inc. 2016 Annual Meeting of Stockholders filed March 17, 2016 (File No. 001-33664)).

10.125+
Charter Communications, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Charter Communications, Inc. filed on May 19, 2016 (File No. 001-33664)).

10.126+
Amendment to the Charter Communications, Inc. Amended and Restated 2009 Stock Incentive Plan, dated as of October 25, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on October 28, 2016 (File No. 001-33664)).

10.127+
Charter Communications, Inc.’s Amended and Restated Supplemental Deferred Compensation Plan, dated as of September 1, 2011 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on September 2, 2011 (File No. 001-33664)).

10.128+
Form of Non-Qualified Time Vesting Stock Option Agreement dated April 26, 2011(incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 2, 2011 (File No. 001-33664)).

10.129+
Form of Non-Qualified Price Vesting Stock Option Agreement dated April 26, 2011(incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 2, 2011 (File No. 001-33664)).

10.130+
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

10.135+
Form of Restricted Stock Unit Agreement dated January 15, 2014 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on January 22, 2014 (File No. 001-33664)).

10.136+
Charter Communications, Inc. 2019 Stock Incentive Plan (incorporated by reference to Annex A to the proxy statement for the Charter Communications, Inc. 2019 Annual Meeting of Stockholders filed March 14, 2019 (File No. 001-33664)).

10.137+
Form of Nonqualified Stock Option Agreement under the Charter Communications, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed July 26, 2019 (File No. 001-33664)).

10.138+
Form of Restricted Stock Unit Agreement under the Charter Communications, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed July 26, 2019 (File No. 001-33664)).

10.139+
Form of Restricted Stock Agreement under the Charter Communications, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed July 26, 2019 (File No. 001-33664)).

10.140(a)+
Amended and Restated Employment Agreement between Thomas Rutledge and Charter Communications, Inc., dated October 27, 2020 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on October 30, 2020 (File No. 001-33664)).

10.140(b)+
Time-Vesting Stock Option Agreement dated as of December 19, 2011 by and between Charter Communications, Inc. and Thomas M. Rutledge (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on December 19, 2011 (File No. 001-33664)).

10.140(c)+
Performance-Vesting Stock Option Agreement dated as of December 19, 2011 by and between Charter Communications, Inc. and Thomas M. Rutledge (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed by Charter Communications, Inc. on December 19, 2011 (File No. 001-33664)).

10.141(a)+
Amended and Restated Employment Agreement between Charter Communications, Inc. and John Bickham, dated December 23, 2020 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on December 28, 2020 (File No. 001-33664)).

10.141(b)+
Time-Vesting Stock Option Agreement dated as of April 30, 2012 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664)).

10.141(c)+
Performance-Vesting Stock Option Agreement dated as of April 30, 2012 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664)).

10.142+
Form of First Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 6, 2013 (File No. 001-33664)).

10.143+
Time Warner Cable Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.45 to TWC’s current report on Form 8-K dated February 13, 2007 and filed with the SEC on February 13, 2007).

10.144+
Time Warner Cable Inc. 2006 Stock Incentive Plan, as amended, effective March 12, 2009 (incorporated herein by reference to Exhibit 10.1 to TWC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.145+	Time Warner Cable Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Annex A to TWC’s definitive Proxy Statement dated April 6, 2011 and filed with the SEC on April 6, 2011).
10.146+
Form of Amendment to Nonqualified Stock Option Agreements Granted Under the Charter Communications, Inc. Amended and Restated 2009 Stock Incentive Plan, dated as of October 25, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Charter Communications, Inc. filed on October 28, 2016 (File No. 001-33664)).

10.147+
Employment Agreement dated effective as of November 2, 2016 by and between Charter Communications, Inc. and Christopher L. Winfrey (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Charter Communications, Inc. filed on November 3, 2016 (File No. 001-33664)).

10.148+
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

10.150+
Form of Performance-Vesting Restricted Stock Unit Agreement granted to certain executive officers in 2016 under the Charter Communications, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.103 to the Annual Report on Form 10-K of Charter Communications, Inc. filed on February 16, 2017 (File No. 001-33664)).

10.151+
Employment Agreement between Charter Communications, Inc. and Kevin D. Howard, dated August 2, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 7, 2019 (File No. 001-33664)).

10.152+
Letter Agreement, dated as of December 23, 2016, between Charter Communications, Inc. and Advance/Newhouse Partnership (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on December 28, 2016 (File No. 001-33664)).

10.153
Amendment to Letter Agreement, dated as of December 21, 2017, between Charter Communications, Inc. and Advance/Newhouse Partnership (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on December 22, 2017 (File No. 001-33664)).

10.154+
Amendment to the Charter Communications, Inc. 2019 Stock Incentive Plan, dated as of January 28, 2020 (incorporated by reference to Exhibit 10.152 to the Annual Report on Form 10-K of Charter Communications, Inc. filed on January 31, 2020 (File No. 001-33664)).

21.1*	Subsidiaries of Charter Communications, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101	The following financial information from Charter Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on January 29, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Shareholders' Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.
104	Cover page, formatted in iXBRL and contained in Exhibit 101.
_____________
*    Filed herewith
+    Management compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Charter Communications, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Charter Communications, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 23 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standard Codification Topic 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Capitalization of installation direct labor and overhead costs

As discussed in Note 2 to the consolidated financial statements, the Company capitalizes direct labor and overhead costs using standards developed from actual costs and applicable operational data associated with certain activities. The Company calculates the standards annually (or more frequently when circumstances dictate) for items such as direct labor and overhead and the estimate of the average amount of time required to perform a capitalizable activity. For the year ended December 31, 2020, the Company capitalized $1.6 billion of direct labor and overhead costs, a portion of which related to installation activities.

We identified the evaluation of the capitalization of certain installation direct labor and overhead costs as a critical audit matter. Evaluating the Company’s determination of the relevant installation activities and the extent to which costs incurred are capitalized required complex and subjective auditor judgment. Specifically, the evaluation of the methodology, the development and accumulation of data used by the Company to estimate the installation direct labor and overhead standards, and the estimated average length of time to complete specific installation activities required complex and subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the development and accumulation of data used to estimate certain installation direct labor and overhead costs and the estimation of the average amount of time required to perform a capitalizable activity. We assessed the methodology, including the development and accumulation of data, for the inclusion of certain costs in the installation direct labor and overhead standards. We tested a selection of the data used to develop the installation direct labor standard and overhead standard to test certain data attributes used in the estimates by comparing such data to contracts with third parties and internal documentation of wages and costs. We tested the average length of time to complete specific installation activities by inquiring of personnel who supervise installation activities and selecting certain data to develop an expectation of the average length of time to complete certain installation activities.

(signed) KPMG LLP

We have served as the Company’s auditor since 2002.

St. Louis, Missouri
January 28, 2021

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$998	$3,483
Accounts receivable, less allowance for doubtful accounts of $194 and $151, respectively	2,201	2,227
Prepaid expenses and other current assets	707	761
Total current assets	3,906	6,471

RESTRICTED CASH	3	66

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $31,639 and $27,656, respectively	34,357	34,591
Customer relationships, net	5,615	7,453
Franchises	67,322	67,322
Goodwill	29,554	29,554
Total investment in cable properties, net	136,848	138,920

OTHER NONCURRENT ASSETS	3,449	2,731

Total assets	$144,206	$148,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,867	$8,885
Current portion of long-term debt	1,008	3,500
Total current liabilities	9,875	12,385

LONG-TERM DEBT	81,744	75,578

DEFERRED INCOME TAXES	18,108	17,711

OTHER LONG-TERM LIABILITIES	4,198	3,703

SHAREHOLDERS’ EQUITY:
Class A common stock; $0.001 par value; 900 million shares authorized;
193,730,992 and 209,975,963 shares issued and outstanding, respectively	—	—
Class B common stock; $0.001 par value; 1,000 shares authorized;
1 share issued and outstanding	—	—
Preferred stock; $0.001 par value; 250 million shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	29,000	31,405
Retained earnings (accumulated deficit)	(5,195)	40
Total Charter shareholders’ equity	23,805	31,445
Noncontrolling interests	6,476	7,366
Total shareholders’ equity	30,281	38,811

Total liabilities and shareholders’ equity	$144,206	$148,188

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)

	Year Ended December 31,
	2020	2019	2018
REVENUES	$48,097	$45,764	$43,634

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	29,930	29,224	27,860
Depreciation and amortization	9,704	9,926	10,318
Other operating expenses, net	58	103	235
	39,692	39,253	38,413
Income from operations	8,405	6,511	5,221

OTHER INCOME (EXPENSES):
Interest expense, net	(3,848)	(3,797)	(3,540)
Loss on extinguishment of debt	(143)	(25)	—
Loss on financial instruments, net	(15)	(54)	(110)
Other pension benefits (costs), net	(66)	(69)	192
Other expense, net	(31)	(135)	(77)
	(4,103)	(4,080)	(3,535)

Income before income taxes	4,302	2,431	1,686
Income tax expense	(626)	(439)	(180)
Consolidated net income	3,676	1,992	1,506
Less: Net income attributable to noncontrolling interests	(454)	(324)	(276)
Net income attributable to Charter shareholders	$3,222	$1,668	$1,230

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$15.85	$7.60	$5.29
Diluted	$15.40	$7.45	$5.22

Weighted average common shares outstanding, basic	203,316,483	219,506,735	232,356,665
Weighted average common shares outstanding, diluted	209,273,247	223,786,380	235,525,226

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in millions)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Charter Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity
BALANCE, December 31, 2017	$—	$—	$35,253	$3,832	$(1)	$39,084	$8,447	$47,531
Consolidated net income	—	—	—	1,230	—	1,230	276	1,506
Stock compensation expense	—	—	285	—	—	285	—	285
Accelerated vesting of equity awards	—	—	5	—	—	5	—	5
Exercise of stock options	—	—	69	—	—	69	—	69
Changes in accumulated other comprehensive loss, net	—	—	—	—	(1)	(1)	—	(1)
Cumulative effect of accounting changes	—	—	—	62	—	62	7	69
Purchases and retirement of treasury stock	—	—	(2,055)	(2,344)	—	(4,399)	—	(4,399)
Purchase of noncontrolling interest, net of tax	—	—	(104)	—	—	(104)	(518)	(622)
Change in noncontrolling interest ownership, net of tax	—	—	54	—	—	54	(72)	(18)
Distributions to noncontrolling interest	—	—	—	—	—	—	(153)	(153)
BALANCE, December 31, 2018	—	—	33,507	2,780	(2)	36,285	7,987	44,272
Consolidated net income	—	—	—	1,668	—	1,668	324	1,992
Stock compensation expense	—	—	315	—	—	315	—	315
Exercise of stock options	—	—	118	—	—	118	—	118
Changes in accumulated other comprehensive loss, net	—	—	—	—	2	2	—	2
Purchases and retirement of treasury stock	—	—	(2,465)	(4,408)	—	(6,873)	—	(6,873)
Purchase of noncontrolling interest, net of tax	—	—	(240)	—	—	(240)	(565)	(805)
Change in noncontrolling interest ownership, net of tax	—	—	170	—	—	170	(226)	(56)
Distributions to noncontrolling interest	—	—	—	—	—	—	(154)	(154)
BALANCE, December 31, 2019	—	—	31,405	40	—	31,445	7,366	38,811
Consolidated net income	—	—	—	3,222	—	3,222	454	3,676
Stock compensation expense	—	—	351	—	—	351	—	351
Exercise of stock options	—	—	184	—	—	184	—	184
Issuance of equity	—	—	23	—	—	23	—	23
Purchases and retirement of treasury stock	—	—	(2,760)	(8,457)	—	(11,217)	—	(11,217)
Purchase of noncontrolling interest, net of tax	—	—	(606)	—	—	(606)	(656)	(1,262)
Change in noncontrolling interest ownership, net of tax	—	—	403	—	—	403	(534)	(131)
Distributions to noncontrolling interest	—	—	—	—	—	—	(154)	(154)
BALANCE, December 31, 2020	$—	$—	$29,000	$(5,195)	$—	$23,805	$6,476	$30,281

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$3,676	$1,992	$1,506
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	9,704	9,926	10,318
Stock compensation expense	351	315	285
Noncash interest income, net	(41)	(106)	(307)
Other pension (benefits) costs, net	66	69	(192)
Loss on extinguishment of debt	143	25	—
Loss on financial instruments, net	15	54	110
Deferred income taxes	465	320	110
Other, net	(10)	158	180
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	26	(505)	(98)
Prepaid expenses and other assets	(124)	(397)	(270)
Accounts payable, accrued liabilities and other	291	(103)	125
Net cash flows from operating activities	14,562	11,748	11,767
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,415)	(7,195)	(9,125)
Change in accrued expenses related to capital expenditures	(77)	55	(470)
Purchases of wireless spectrum licenses	(464)	—	—
Real estate investments through variable interest entities	(183)	(148)	(21)
Other, net	(18)	(43)	(120)
Net cash flows from investing activities	(8,157)	(7,331)	(9,736)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	15,754	19,685	13,820
Repayments of long-term debt	(12,094)	(13,309)	(10,769)
Payments for debt issuance costs	(125)	(103)	(29)
Issuance of equity	23	—	—
Purchase of treasury stock	(11,217)	(6,873)	(4,399)
Proceeds from exercise of stock options	184	118	69
Purchase of noncontrolling interest	(1,462)	(885)	(656)
Distributions to noncontrolling interest	(154)	(154)	(153)
Borrowings for real estate investments through variable interest entities, net	122	—	342
Other, net	16	(112)	(112)
Net cash flows from financing activities	(8,953)	(1,633)	(1,887)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,548)	2,784	144
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	3,549	765	621
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$1,001	$3,549	$765

CASH PAID FOR INTEREST	$3,866	$3,963	$3,865
CASH PAID FOR TAXES	$123	$71	$45

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)

1.    Organization and Basis of Presentation

Organization

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter,” or the “Company”) is a leading broadband connectivity company and cable operator. Over an advanced high-capacity, two-way telecommunications network, the Company offers a full range of state-of-the-art residential and business services including Spectrum Internet, TV, Mobile and Voice. For small and medium-sized companies, Spectrum Business® delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise provides highly customized, fiber-based solutions. Spectrum Reach® delivers tailored advertising and production for the modern media landscape. The Company also distributes award-winning news coverage, sports and high-quality original programming to its customers through Spectrum Networks and Spectrum Originals.

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
DECEMBER 31, 2020, 2019 AND 2018
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

Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	6-22 years
Customer premise equipment and installations	3-8 years
Vehicles and equipment	6-21 years
Buildings and improvements	8-40 years
Furniture, fixtures and equipment	2-10 years

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

Valuation of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets (e.g., property, plant and equipment and finite-lived intangible assets) to be held and used when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life assets, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of current or expected future operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability. No impairments of long-lived assets held for use were recorded in 2020, 2019 and 2018. For non-strategic long-lived assets held for sale and ultimately sold, the Company recorded impairments of approximately $42 million and $75 million during the years ended December 31, 2019 and 2018, respectively, to other operating expenses, net.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
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

Other Noncurrent Assets

Other noncurrent assets primarily include investments, wireless spectrum licenses, trademarks, customer contract costs and other intangible assets. The Company accounts for its investments in less than majority owned investees under either the equity method or as equity securities. The Company applies the equity method to investments when it has the ability to exercise significant influence over the operating and financial policies of the investee. The Company’s share of the investee’s earnings (losses) is included in other expense, net in the consolidated statements of operations. The Company monitors its investments for indicators that a decrease in investment value has occurred that is other than temporary. If it has been determined that an investment has sustained an other than temporary decline in value, the investment is written down to fair value with a charge to earnings. Investments acquired are measured at fair value utilizing the acquisition method of accounting. The difference between the fair value and the amount of underlying equity in net assets for most equity method investments is due to previously unrecognized intangible assets at the investee. These amounts are amortized as a component of equity earnings (losses), recorded within other expense, net over the estimated useful life of the asset. Wireless spectrum licenses and trademarks have been determined to have an indefinite life and are tested annually for impairment. Customer contract costs are deferred in other noncurrent assets for upfront costs incurred to obtain a customer contract and upfront costs to fulfill a customer contract, as further discussed below under the Customer Contract Costs accounting policy.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)

Revenue Recognition

Nature of Services

Residential Services

Residential customers are offered Internet, video, and voice services primarily on a subscription basis. Residential customers may generally cancel their subscriptions at the end of their monthly service period without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized ratably over the monthly service period as the subscription services are delivered. Each optional service purchased is generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

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

Small and Medium Business

Small and medium business ("SMB") customers are offered Internet, video and voice services similar to those provided to residential customers. SMB customers may generally cancel their subscriptions at the end of their monthly service period without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized ratably over the monthly service period as the subscription services are delivered.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
operating expense. For other representation arrangements in which the Company does not control the sale of advertising and acts as an agent to the transaction, the Company recognizes revenue net of any fee remitted to the distributor.

Mobile

The Company also offers mobile service to residential and SMB customers. Mobile services are sold under unlimited data plans or by-the-gig data usage plans and revenue is recognized ratably over the monthly service period as the services are delivered. Customers can purchase mobile equipment, including devices and accessory products, and have the option to pay for devices under interest-free monthly installment plans. The sale of equipment is a separate performance obligation. Revenue is recognized from the sale of equipment upon delivery and acceptance by the customer, as this is when control passes to the customer.

The Company’s revenues by product line are as follows:

	Year Ended December 31,
	2020	2019	2018
Internet	$18,521	$16,667	$15,181
Video	17,432	17,607	17,348
Voice	1,806	1,920	2,114
Residential revenue	37,759	36,194	34,643

Small and medium business	3,964	3,868	3,665
Enterprise	2,468	2,556	2,528
Commercial revenue	6,432	6,424	6,193

Advertising sales	1,699	1,568	1,785
Mobile	1,364	726	106
Other	843	852	907
	$48,097	$45,764	$43,634

Fees imposed on the Company by various governmental authorities are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. Fees of $1.1 billion, $1.1 billion and $1.0 billion for the years ended December 31, 2020, 2019 and 2018, respectively, are reported in video, voice, mobile and commercial revenues, on a gross basis with a corresponding operating expense because the Company is acting as a principal. Certain taxes, such as sales taxes imposed on the Company’s customers, collected and remitted to state and local authorities, are recorded on a net basis because the Company is acting as an agent in such situations.

A significant portion of our revenue is derived from customers who may generally cancel their monthly subscriptions at the end of their monthly service period without penalty. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of the future revenue to be recognized from our existing customer base. Revenue from customers with a contractually specified term and non-cancelable service period will be recognized over the term of such contracts, which is generally two to seven years for our enterprise contracts with a weighted average term of approximately three years.

Significant Judgments in Evaluating Revenue Recognition

The Company often provides multiple services to a customer. Provision of customer premise equipment, installation services, and additional service tiers may have a significant level of integration and interdependency with the subscription Internet, video, voice, or connectivity services provided. Judgment is required to determine whether provision of customer premise equipment, installation services, and additional service tiers are considered distinct and accounted for separately, or not distinct and accounted for together with the subscription services.

Allocation of the transaction price to the distinct performance obligations in bundled residential service subscriptions requires judgment. The transaction price for a bundle of residential services is frequently less than the sum of the standalone selling prices of each individual service. The Company allocates the residential services bundle discount among the services to which

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
the discount relates based on the relative standalone selling prices of those services. Standalone selling prices for the Company’s residential Internet and video services are directly observable, while standalone selling price for the Company’s residential voice service is estimated using the adjusted market assessment approach which relies upon information from peers and competitors who sell residential voice services individually.

The Company believes residential and SMB non-refundable upfront installation fees charged to customers result in a material right to renew the contract as such fees are not required to be paid upon subsequent renewals. The residential and SMB upfront fee is deferred over the period the fee remains material to the customer, which the Company has estimated to be approximately six months. Estimation of the period the fee remains material to the customer requires consideration of both quantitative and qualitative factors including average installation fee, average revenue per customer, and customer behavior, among others.

Deferred Revenue Contract Liabilities

Timing of revenue recognition may differ from the timing of invoicing to customers. Residential, SMB, and enterprise customers are invoiced for subscription services in advance of the service period. Deferred revenue liabilities, or contract liabilities, are recorded when the Company collects payments in advance of performing the services. Deferred revenue liabilities, or contract liabilities, are also recorded when the Company invoices customers upfront for installation services that are recognized as revenue over time. Residential and SMB installation revenues are deferred over the period the fee remains material to the customer. Enterprise installation revenues are deferred using a portfolio approach over the average contract life of each enterprise service category. As of December 31, 2020 and 2019, current deferred revenue liabilities consisting of customer prepayments of $363 million and $366 million, respectively, and upfront installation fees of $73 million and $94 million, respectively, were included in accounts payable and accrued liabilities. As of December 31, 2020 and 2019, long-term deferred revenue liabilities consisting of enterprise upfront installation fees of $35 million and $34 million, respectively, were included in other long-term liabilities.

Customer Contract Costs

The Company recognizes an asset for incremental costs of obtaining a contract with a customer if the amortization period of those costs is expected to be longer than one year and the costs are expected to be recovered. Enterprise sales commission costs meet the requirements to be deferred and, as a result, are recognized using a portfolio approach over a weighted-average contract period. Deferred enterprise commission costs are included in other noncurrent assets in the consolidated balance sheet and totaled $138 million and $143 million as of December 31, 2020 and 2019, respectively. As the amortization period of residential and SMB commissions costs is less than one year, the Company applies the practical expedient that allows such costs to be expensed as incurred. The Company has determined that the amortization period associated with residential and SMB commission costs is less than one year based on qualitative and quantitative factors.

The Company recognizes an asset for costs incurred to fulfill a contract when those costs are directly related to services provided under the contract, generate or enhance resources of the entity that will be used in performing service obligations under the contract, and are expected to be recovered. Right-of-entry costs represent upfront costs incurred related to agreements entered into with multiple dwelling units (“MDUs”) including landlords, real estate companies or owners to gain access to a building in order to market and service customers who reside in the building. Right-of-entry costs meet the requirements to be deferred and, as a result, are recognized over the term of the contracts. Deferred right-of-entry costs are included in other noncurrent assets in the consolidated balance sheet and totaled $320 million and $284 million as of December 31, 2020 and 2019, respectively. Amortization expense of $71 million, $67 million and $62 million was included in regulatory, connectivity and produced content within operating costs and expenses in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, respectively. Residential and SMB installation costs not capitalized into property, plant and equipment are expensed as incurred under cable industry-specific guidance.

Programming Costs

The Company has various contracts to obtain video programming from vendors whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers. Certain programming contracts contain cash and non-cash consideration from the programmers. If consideration received does not

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
relate to a separate product or service, the Company recognizes the consideration on a straight-line basis over the life of the programming agreement as a reduction of programming expense. Programming costs included in the statements of operations were $11.4 billion, $11.3 billion and $11.1 billion for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Stock-Based Compensation

Restricted stock, restricted stock units, stock options as well as equity awards with market conditions are measured at the grant date fair value and amortized to stock compensation expense over the requisite service period. The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model and the fair value of equity awards with market conditions is estimated on the date of grant using Monte Carlo simulations. The grant date weighted average assumptions used during the years ended December 31, 2020, 2019 and 2018, respectively, were: risk-free interest rate of 1.4%, 2.5% and 2.4%; expected volatility of 27%, 27% and 25%; and expected lives of 5.5 years, 4.9 years and 5.1 years. The Company’s volatility assumptions represent management’s best estimate and were based on historical volatility. Expected lives were estimated using historical exercise data.  The valuations assume no dividends are paid. The Company has elected an accounting policy to assume zero forfeitures for stock awards grants and account for forfeitures when they occur.

Defined Benefit Pension Plans

The Company sponsors qualified and unqualified defined benefit pension plans that provide pension benefits to a majority of employees who were employed by Time Warner Cable Inc. ("TWC") before the merger with TWC. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. Actuarial gains or losses are changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. The Company has elected to follow a mark-to-market pension accounting policy for recording the actuarial gains or losses annually during the fourth quarter, or earlier if a remeasurement event occurs during an interim period.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination. Interest and penalties are recognized on uncertain income tax positions as part of the income tax provision. See Note 17.

Segments

The Company’s operations are managed and reported to its Chief Executive Officer (“CEO”), the Company’s chief operating decision maker, on a consolidated basis. The CEO assesses performance and allocates resources based on the consolidated results of operations. Under this organizational and reporting structure, the Company has one reportable segment.

3.    Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of period	$151	$129	$113
Charged to expense	560	659	570
Uncollected balances written off, net of recoveries	(517)	(637)	(554)
Balance, end of period	$194	$151	$129

4.    Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Cable distribution systems	$33,693	$31,542
Customer premise equipment and installations	17,756	17,492
Vehicles and equipment	1,932	1,879
Buildings and improvements	5,396	4,843
Furniture, fixtures and equipment	7,219	6,491
	65,996	62,247
Less: accumulated depreciation	(31,639)	(27,656)
	$34,357	$34,591

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $7.8 billion, $7.8 billion, and $7.9 billion, respectively.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
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

All franchises are tested for impairment annually or more frequently as warranted by events or changes in circumstances. Franchise assets are aggregated into essentially inseparable units of accounting to conduct valuations. The units of accounting generally represent geographical clustering of the Company's cable systems into groups. The Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite lived intangible asset has been impaired. If, after this optional qualitative assessment, the Company determines that it is not more likely than not that an indefinite lived intangible asset has been impaired, then no further quantitative testing is necessary. In completing the qualitative impairment testing, the Company evaluates a multitude of factors that affect the fair value of our franchise assets. Examples of such factors include environmental and competitive changes within our operating footprint, actual and projected operating performance, the consistency of our operating margins, equity and debt market trends, including changes in our market capitalization, and changes in our regulatory and political landscape, among other factors. The Company performed a qualitative assessment in 2020. After consideration of the qualitative factors in 2020, the Company concluded that it is more likely than not that the fair value of the franchise assets in each unit of accounting exceeds the carrying value of such assets and therefore did not perform a quantitative analysis at the assessment date. Periodically, the Company will elect to perform a quantitative analysis for impairment testing. If the Company elects or is required to perform a quantitative analysis to test its franchise assets for impairment, the methodology described below is utilized.

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
The Company has determined that it has one reporting unit for purposes of the assessment of goodwill impairment. The fair value of the reporting unit is determined using both an income approach and market approach. The Company’s income approach model used for its reporting unit valuation is consistent with that used for its franchise valuation noted above except that cash flows from the entire business enterprise are used for the reporting unit valuation. The Company’s market approach model estimates the fair value of the reporting unit based on market prices in actual precedent transactions of similar businesses and market valuations of guideline public companies. Goodwill is tested for impairment as of November 30 of each year, or more frequently as warranted by events or changes in circumstances. Accounting guidance also permits an optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. If, after this qualitative assessment, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then no further quantitative testing would be necessary. A quantitative assessment is performed if the qualitative assessment results in a more likely than not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value.  As with the Company’s franchise impairment testing, in 2020 the Company elected to perform a qualitative goodwill

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
impairment assessment, which incorporated consideration of the same qualitative factors relevant to the Company's franchise impairment testing. As a result of that assessment, the Company concluded that goodwill is not impaired.

Customer relationships are recorded at fair value as of the date acquired less accumulated amortization. Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers, and are calculated by projecting the discrete future after-tax cash flows from these customers, including the right to deploy and market additional services to these customers. The present value of these after-tax cash flows yields the fair value of the customer relationships. The use of different valuation assumptions or definitions of franchises or customer relationships, such as our inclusion of the value of selling additional services to our current customers within customer relationships versus franchises, could significantly impact our valuations and any resulting impairment. Customer relationships are amortized on an accelerated sum of years’ digits method over useful lives of 8-15 years based on the period over which current customers are expected to generate cash flows. The Company periodically evaluates the remaining useful lives of its customer relationships to determine whether events or circumstances warrant revision to the remaining periods of amortization. Customer relationships are evaluated for impairment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable. Customer relationships are deemed impaired when the carrying value exceeds the projected undiscounted future cash flows associated with the customer relationships. No impairment of customer relationships was recorded in the years ended December 31, 2020, 2019 or 2018.

The fair value of trademarks is determined using the relief-from-royalty method, a variation of the income approach, which applies a fair royalty rate to estimated revenue derived under the Company’s trademarks. The fair value of the intangible is estimated to be the present value of the royalty saved because the Company owns the trademarks. Royalty rates are estimated based on a review of market royalty rates in the communications and entertainment industries. As the Company expects to continue to use each trademark indefinitely, trademarks have been assigned an indefinite life and are tested annually for impairment using either a qualitative analysis or quantitative analysis as elected by management. As with the Company’s franchise impairment testing, in 2020 the Company elected to perform a qualitative trademark impairment assessment and concluded that trademarks are not impaired.
In 2020, the Company purchased approximately $464 million of Citizens Broadband Radio Service ("CBRS") priority access licenses from the Federal Communications Commission in its effort to support its mobile network. The wireless spectrum licenses are considered indefinite life intangible assets recorded in other noncurrent assets on the Company's consolidated balance sheets and payments (including deposits) are presented as an investing cash outflow on the Company’s statements of cash flows.

As of December 31, 2020 and 2019, indefinite-lived and finite-lived intangible assets are presented in the following table:

	December 31,
	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises	$67,322	$—	$67,322	$67,322	$—	$67,322
Goodwill	29,554	—	29,554	29,554	—	29,554
Wireless spectrum licenses	464	—	464	—	—	—
Trademarks	159	—	159	159	—	159
	$97,499	$—	$97,499	$97,035	$—	$97,035

Finite-lived intangible assets:
Customer relationships	$18,230	$(12,615)	$5,615	$18,230	$(10,777)	$7,453
Other intangible assets	420	(159)	261	405	(122)	283
	$18,650	$(12,774)	$5,876	$18,635	$(10,899)	$7,736

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
Amortization expense related to customer relationships and other intangible assets for the years ended December 31, 2020, 2019 and 2018 was $1.9 billion, $2.2 billion and $2.4 billion, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

2021	$1,602
2022	1,332
2023	1,075
2024	824
2025	575
Thereafter	468
$5,876

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments, adoption of new accounting standards and other relevant factors.

6.    Investments

Investments consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Equity-method investments	$294	$309
Other investments	19	21
Total investments	$313	$330

The Company’s equity-method investments consist of investments in companies that develop sports programming services; develop applications to improve the security, control and privacy of connected devices in homes and businesses for broadband network operators; sell national advertisements on behalf of multi-video program distributors; provide programming on a video on demand, pay-per-view and subscription basis; and develop and deploy cloud-based software video user interfaces.

The Company applies the equity method of accounting to these and other less significant equity-method investments, all of which are recorded in other noncurrent assets in the consolidated balance sheets as of December 31, 2020 and 2019. For the years ended December 31, 2020, 2019 and 2018, net losses from equity-method investments were $31 million, $137 million and $77 million, respectively, which were recorded in other expense, net in the consolidated statements of operations. Net losses from equity-method investments for the years ended December 31, 2020, 2019 and 2018 included impairments on equity investments of approximately $10 million, $121 million and $58 million, respectively.

The Company's equity-method investments balances reflected in the table above includes differences between the acquisition date fair value of certain investments acquired and the underlying equity in the net assets of the investee, referred to as a basis difference. This basis difference is amortized as a component of equity earnings. The remaining unamortized basis difference was $186 million and $203 million as of December 31, 2020 and 2019, respectively.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
In April 2020, the Company entered into a build-to-suit lease agreement with a second special purpose entity (“SPE Building 2”) to build the adjoining building and atrium, in the building complex for the new Charter headquarters. As of December 31, 2020, Charter does not guarantee the financing for SPE Building 2. The initial term of the lease is 15 years commencing February 26, 2022, with no termination options. At the end of the lease term there is a put option for the SPE Building 2 to sell the property to Charter for a fixed price. If SPE Building 2 does not exercise the put option and Company exercises its first renewal term there is call option for Charter to purchase property for a fixed purchase price in year 3 of the first renewal term.

As the Company has determined that SPE Building 1 and SPE Building 2 (collectively, the "SPEs") are variable interest entities ("VIEs") of which the Company became the primary beneficiary upon the effectiveness of the arrangements in July 2018 and April 2020, respectively, the Company has consolidated the assets and liabilities of the SPEs in its consolidated balance sheets as of December 31, 2020 and 2019 as follows.

	December 31,
	2020	2019
Assets
Restricted cash	$3	$66
Property, plant and equipment	$490	$295
Liabilities
Current liabilities	$28	$11
Other long-term liabilities	$470	$350

Property, plant and equipment includes land, a parking garage and building construction costs, including the capitalization of qualifying interest. Other long-term liabilities includes mortgage note liabilities and liability-classified noncontrolling interests for the SPEs recorded at amortized cost with accretion towards settlement of the put/call option in the leases. As of December 31, 2020 and 2019, other long-term liabilities include $400 million and $339 million in SPE mortgage note liability, respectively.

7.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Accounts payable – trade	$763	$786
Deferred revenue	436	460
Accrued liabilities:
Programming costs	1,940	2,042
Labor	1,374	1,028
Capital expenditures	1,227	1,441
Interest	1,083	1,052
Taxes and regulatory fees	555	537
Property and casualty	462	458
Operating lease liabilities	235	214
Other	792	867
	$8,867	$8,885

8.    Leases

Operating lease expenses were $439 million and $428 million for the years ended December 31, 2020 and 2019, respectively, inclusive of $135 million and $130 million for the years ended December 31, 2020 and 2019, respectively, of both short-term lease costs and variable lease costs that were not included in the measurement of operating lease liabilities.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)

Cash paid for amounts included in the measurement of operating lease liabilities, recorded as operating cash flows in the statements of cash flows, were $300 million and $288 million for the years ended December 31, 2020 and 2019, respectively. Operating lease right-of-use assets obtained in exchange for operating lease obligations were $378 million and $257 million for the years ended December 31, 2020 and 2019, respectively.

Supplemental balance sheet information related to leases is as follows.

	December 31,
	2020	2019
Operating lease right-of-use assets:
Included within other noncurrent assets	$1,214	$1,092

Operating lease liabilities:
Current portion included within accounts payable and accrued liabilities	$235	$214
Long-term portion included within other long-term liabilities	1,110	979
	$1,345	$1,193

Weighted average remaining lease term for operating leases	6.4 years	6.6 years
Weighted average discount rate for operating leases	3.9%	4.4%

Maturities of operating lease liabilities as of December 31, 2020 are as follows.

2021	$304
2022	275
2023	250
2024	211
2025	164
Thereafter	368
Undiscounted lease cash flow commitments	1,572
Reconciling impact from discounting	(227)
Lease liabilities on consolidated balance sheet as of December 31, 2020	$1,345

The Company has $63 million and $62 million of finance lease liabilities recognized in the consolidated balance sheets as of December 31, 2020 and 2019, respectively, included within accounts payable and accrued liabilities and other long-term liabilities. The related finance lease right-of-use assets are recorded in property, plant and equipment, net. The Company’s finance leases were not considered material for further supplemental lease disclosures.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
9.    Long-Term Debt

Long-term debt consists of the following as of December 31, 2020 and 2019:

	December 31,
	2020		2019
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
5.250% senior notes due September 30, 2022	$—	$—	$1,250	$1,241
5.125% senior notes due February 15, 2023	—	—	1,000	995
4.000% senior notes due March 1, 2023	500	498	500	497
5.125% senior notes due May 1, 2023	—	—	1,150	1,145
5.750% senior notes due September 1, 2023	—	—	500	497
5.750% senior notes due January 15, 2024	—	—	150	149
5.875% senior notes due April 1, 2024	—	—	1,700	1,690
5.375% senior notes due May 1, 2025	—	—	750	746
5.750% senior notes due February 15, 2026	2,500	2,475	2,500	2,471
5.500% senior notes due May 1, 2026	1,500	1,492	1,500	1,491
5.875% senior notes due May 1, 2027	800	796	800	796
5.125% senior notes due May 1, 2027	3,250	3,225	3,250	3,222
5.000% senior notes due February 1, 2028	2,500	2,472	2,500	2,469
5.375% senior notes due June 1, 2029	1,500	1,501	1,500	1,501
4.750% senior notes due March 1, 2030	3,050	3,042	3,050	3,041
4.500% senior notes due August 15, 2030	2,750	2,750	—	—
4.250% senior notes due February 1, 2031	3,000	3,001	—	—
4.500% senior notes due May 1, 2032	2,900	2,928	—	—
Charter Communications Operating, LLC:
3.579% senior notes due July 23, 2020	—	—	2,000	1,997
4.464% senior notes due July 23, 2022	3,000	2,992	3,000	2,987
Senior floating rate notes due February 1, 2024	900	902	900	902
4.500% senior notes due February 1, 2024	1,100	1,094	1,100	1,093
4.908% senior notes due July 23, 2025	4,500	4,475	4,500	4,471
3.750% senior notes due February 15, 2028	1,000	989	1,000	987
4.200% senior notes due March 15, 2028	1,250	1,241	1,250	1,240
5.050% senior notes due March 30, 2029	1,250	1,242	1,250	1,241
2.800% senior notes due April 1, 2031	1,600	1,583	—	—
2.300% senior notes due February 1, 2032	1,000	991	—	—
6.384% senior notes due October 23, 2035	2,000	1,983	2,000	1,982
5.375% senior notes due April 1, 2038	800	786	800	786
6.484% senior notes due October 23, 2045	3,500	3,468	3,500	3,467
5.375% senior notes due May 1, 2047	2,500	2,506	2,500	2,506
5.750% senior notes due April 1, 2048	2,450	2,392	2,450	2,391
5.125% senior notes due July 1, 2049	1,250	1,240	1,250	1,240
4.800% senior notes due March 1, 2050	2,800	2,797	2,800	2,798
3.700% senior notes due April 1, 2051	2,050	2,030	—	—
6.834% senior notes due October 23, 2055	500	495	500	495

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)

3.850% senior notes due April 1, 2061	1,350	1,339	—	—
Credit facilities	10,150	10,081	10,427	10,345
Time Warner Cable, LLC:
5.000% senior notes due February 1, 2020	—	—	1,500	1,503
4.125% senior notes due February 15, 2021	—	—	700	711
4.000% senior notes due September 1, 2021	1,000	1,008	1,000	1,021
5.750% sterling senior notes due June 2, 2031 (a)	854	911	828	886
6.550% senior debentures due May 1, 2037	1,500	1,668	1,500	1,675
7.300% senior debentures due July 1, 2038	1,500	1,763	1,500	1,772
6.750% senior debentures due June 15, 2039	1,500	1,706	1,500	1,713
5.875% senior debentures due November 15, 2040	1,200	1,254	1,200	1,255
5.500% senior debentures due September 1, 2041	1,250	1,258	1,250	1,258
5.250% sterling senior notes due July 15, 2042 (b)	889	859	861	831
4.500% senior debentures due September 15, 2042	1,250	1,145	1,250	1,142
Time Warner Cable Enterprises LLC:
8.375% senior debentures due March 15, 2023	1,000	1,104	1,000	1,148
8.375% senior debentures due July 15, 2033	1,000	1,270	1,000	1,284
Total debt	82,143	82,752	78,416	79,078
Less current portion:
5.000% senior notes due February 1, 2020	—	—	(1,500)	(1,503)
3.579% senior notes due July 23, 2020	—	—	(2,000)	(1,997)
4.000% senior notes due September 1, 2021	(1,000)	(1,008)	—	—
Long-term debt	$81,143	$81,744	$74,916	$75,578

(a)Principal amount includes £625 million valued at $854 million and $828 million as of December 31, 2020 and 2019, respectively, using the exchange rate at that date.
(b)Principal amount includes £650 million valued at $889 million and $861 million as of December 31, 2020 and 2019, respectively, using the exchange rate at that date.

The accreted values presented in the table above represent the principal amount of the debt adjusted for original issue discount or premium at the time of sale, deferred financing costs, and, in regards to debt assumed in acquisitions, fair value premium adjustments as a result of applying acquisition accounting plus the accretion of those amounts to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. In regards to the fixed-rate British pound sterling denominated notes (the “Sterling Notes”), the principal amount of the debt and any premium or discount is remeasured into US dollars as of each balance sheet date. See Note 12. The Company has availability under the Charter Operating credit facilities of approximately $4.7 billion as of December 31, 2020.

In 2020, CCO Holdings and CCO Holdings Capital Corp. jointly issued $8.65 billion aggregate principal amount of senior unsecured notes at varying rates, prices and maturity dates, and Charter Operating and Charter Communications Operating Capital Corp. jointly issued $6.0 billion aggregate principal amount of senior secured notes at varying rates, prices and maturity dates. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including funding buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
During the years ended December 31, 2020 and 2019, the Company repurchased $10.7 billion and $1.35 billion, respectively, of various series of senior notes. Loss on extinguishment of debt consisted of the following for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
CCO Holdings notes redemption	$(145)	$(22)
Time Warner Cable, LLC notes redemption	2	—
Charter Operating credit facility refinancing	—	(3)
	$(143)	$(25)

CCO Holdings Notes

The CCO Holdings notes are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp.  They are structurally subordinated to all obligations of subsidiaries of CCO Holdings.

CCO Holdings may redeem some or all of the CCO Holdings notes at any time at a premium.  The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, if any, on or after varying dates in 2021 through 2029.

In addition, at any time prior to varying dates in 2021 through 2023, CCO Holdings may redeem up to 40% of the aggregate principal amount of certain notes at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met. In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding CCO Holdings notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

High-Yield Restrictive Covenants; Limitation on Indebtedness.

The indentures governing the CCO Holdings notes contain certain covenants that restrict the ability of CCO Holdings, CCO Holdings Capital Corp. and all of their restricted subsidiaries to:

•incur additional debt;
•pay dividends on equity or repurchase equity;
•make investments;
•sell all or substantially all of their assets or merge with or into other companies;
•sell assets;
•in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to CCO Holdings, guarantee their parent companies debt, or issue specified equity interests;
•engage in certain transactions with affiliates; and
•grant liens.

The above limitations in certain circumstances regarding incurrence of debt, payment of dividends and making investments contained in the indentures of CCO Holdings permit CCO Holdings and its restricted subsidiaries to perform the above, so long as, after giving pro forma effect to the above, the leverage ratio would be below a specified level for the issuer. The leverage ratio under the indentures is 6.0 to 1.0. The leverage ratio was 3.9 as of December 31, 2020.

Charter Operating Notes

The Charter Operating notes are guaranteed by CCO Holdings and substantially all of the subsidiaries of Charter Operating. In addition, the Charter Operating notes are secured by a perfected first priority security interest in substantially all of the assets of Charter Operating and substantially all of its subsidiaries to the extent such liens can be perfected under the Uniform Commercial Code by the filing of a financing statement and the liens rank equally with the liens on the collateral securing

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
obligations under the Charter Operating credit facilities. Charter Operating may redeem some or all of the Charter Operating notes at any time at a premium.

The Charter Operating notes are subject to the terms and conditions of the indenture governing the Charter Operating notes. The Charter Operating notes contain customary representations and warranties and affirmative covenants with limited negative covenants. The Charter Operating indenture also contains customary events of default.

Charter Operating Credit Facilities

The Charter Operating credit facilities have an outstanding principal amount of $10.2 billion at December 31, 2020 as follows:

•term loan A-2 with a remaining principal amount of approximately $194 million, which is repayable in quarterly installments and aggregating $11 million in each loan year, with the remaining balance due at final maturity on March 31, 2023. Pricing on term loan A-2 is LIBOR plus 1.50%;
•term loan A-4 with a remaining principal amount of approximately $3.8 billion, which is repayable in quarterly installments and aggregating $202 million in each loan year, with the remaining balance due at final maturity on February 1, 2025. Pricing on term loan A-4 is LIBOR plus 1.25%;
•term loan B-1 with a remaining principal amount of approximately $2.4 billion, which is repayable in equal quarterly installments and aggregating $25 million in each loan year, with the remaining balance due at final maturity on April 30, 2025. Pricing on term loan B-1 is LIBOR plus 1.75%;
•term loan B-2 with a remaining principal amount of approximately $3.8 billion, which is repayable in equal quarterly installments and aggregating $38 million in each loan year, with the remaining balance due at final maturity on February 1, 2027. Pricing on term loan B-2 is LIBOR plus 1.75%; and
•a revolving loan allowing for borrowings of up to $4.75 billion, $249 million maturing on March 31, 2023 and $4.5 billion maturing on February 1, 2025. Pricing on the revolving loan is LIBOR plus 1.50% with a commitment fee of 0.30% on the portion maturing in 2023 and LIBOR plus 1.25% with a commitment fee of 0.20% on the portion maturing in 2025. As of December 31, 2020, $41 million of the revolving loan was utilized to collateralize a like principal amount of letters of credit out of $367 million of letters of credit issued on the Company’s behalf.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or LIBOR (0.14% and 1.73% as of December 31, 2020 and 2019, respectively), as defined, plus an applicable margin.

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

The obligations of Charter Operating under the Charter Operating credit facilities are guaranteed by CCO Holdings and substantially all of the subsidiaries of Charter Operating. The obligations are also secured by (i) a lien on substantially all of the assets of Charter Operating and substantially all of its subsidiaries, to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge of the equity interests directly or indirectly owned by Charter Operating in substantially all of its subsidiaries, as well as intercompany obligations owing to it and the guarantor subsidiaries by any of their affiliates.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
among other things, no default has occurred and is continuing under the Charter Operating credit facilities. The Charter Operating credit facilities also contain customary events of default.

Time Warner Cable, LLC Notes and Debentures

The Time Warner Cable, LLC ("TWC, LLC") senior notes and debentures are guaranteed by CCO Holdings, Charter Operating and substantially all of the subsidiaries of Charter Operating (other than TWC, LLC) and rank equally with the liens on the collateral securing obligations under the Charter Operating notes and credit facilities. Interest on each series of TWC, LLC senior notes and debentures is payable semi-annually (with the exception of the Sterling Notes, which is payable annually) in arrears.

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

TWCE Debentures

The TWCE senior debentures are guaranteed by CCO Holdings, Charter Operating, and substantially all of the subsidiaries of Charter Operating (other than TWCE) and rank equally with the liens on the collateral securing obligations under the Charter Operating notes and credit facilities. Interest on each series of TWCE senior debentures is payable semi-annually in arrears. The TWCE senior debentures are not redeemable before maturity.

The TWCE indenture contains customary covenants relating to restrictions on the ability of TWCE or any material subsidiary to create liens and on the ability of TWC, LLC and TWCE to consolidate, merge or convey or transfer substantially all of their assets. The TWCE indenture also contains customary events of default.

Limitations on Distributions

Distributions by the Company’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under the CCO Holdings indentures and Charter Operating credit facilities discussed above, unless there is no default under the applicable indenture and credit facilities, and unless each applicable entity’s leverage ratio test is met at the time of such distribution. As of December 31, 2020, there was no default under any of these indentures or credit facilities and each applicable entity met its applicable leverage ratio tests based on December 31, 2020 financial results. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company (CCO Holdings) notes are further restricted by the covenants in its credit facilities.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)

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

Based upon outstanding indebtedness as of December 31, 2020, the amortization of term loans, and the maturity dates for all senior and subordinated notes, total future principal payments on the total borrowings under all debt agreements are as follows:

2021	$1,277
2022	3,277
2023	1,936
2024	2,265
2025	9,820
Thereafter	63,568
$82,143

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
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

The following table summarizes our shares outstanding for the three years ended December 31, 2020:

	Class A Common Stock	Class B Common Stock
BALANCE, December 31, 2017	238,506,059	1
Exercise of stock options	576,583	—
Restricted stock issuances, net of cancellations	10,223	—
Restricted stock unit vesting	618,649	—
Purchase of treasury stock	(14,357,707)	—
BALANCE, December 31, 2018	225,353,807	1
Exercise of stock options	1,271,419	—
Restricted stock issuances, net of cancellations	8,284	—
Restricted stock unit vesting	728,553	—
Purchase of treasury stock	(17,386,100)	—
BALANCE, December 31, 2019	209,975,963	1
Issuance of equity	55,294	—
Exercise of stock options	3,160,065	—
Restricted stock issuances, net of cancellations	5,992	—
Restricted stock unit vesting	753,139	—
Purchase of treasury stock	(20,219,461)	—
BALANCE, December 31, 2020	193,730,992	1

In March 2020, pursuant to the terms of the Amended and Restated Stockholders Agreement with Liberty Broadband Corporation (“Liberty Broadband”), A/N and Charter, dated May 23, 2015, Charter, Liberty and A/N closed on transactions in which Liberty Broadband and A/N exercised their preemptive right to purchase 35,112 and 20,182 shares, respectively, of Charter Class A common stock for a total purchase price of approximately $23 million.

Share Repurchases

The following represents the Company's purchase of Charter Class A common stock and the effect on the consolidated statements of cash flows during the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020		2019		2018
	Shares	$	Shares	$	Shares	$
Share buybacks	18,444,203	$10,639	16,697,458	$6,734	14,108,919	$4,322
Income tax withholding	1,022,783	578	380,797	139	224,319	77
Exercise cost	752,475		307,845		24,469
	20,219,461	$11,217	17,386,100	$6,873	14,357,707	$4,399

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
As of December 31, 2020, Charter had remaining board authority to purchase an additional $1.5 billion of Charter’s Class A common stock and/or Charter Holdings common units. The Company also withholds shares of its Class A common stock in payment of income tax withholding owed by employees upon vesting of equity awards as well as exercise costs owed by employees upon exercise of stock options.

At the end of each fiscal year, Charter’s board of directors approves the retirement of the then currently outstanding treasury stock and those shares were retired as of December 31, 2020 and 2019. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders’ equity. Upon retirement, these treasury shares are allocated between additional paid-in capital and retained earnings (accumulated deficit) based on the cost of original issue included in additional paid-in capital.

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

As of December 31, 2020, A/N held 15.3 million Charter Holdings common units which are exchangeable at any time into either Charter Class A common stock on a one-for-one basis, or, at Charter’s option, cash, based on the then current market price of Charter Class A common stock. Net income of Charter Holdings attributable to A/N’s common noncontrolling interest for financial reporting purposes is based on the weighted average effective common ownership interest of approximately 8% and was $303 million, $173 million and $125 million for the years ended December 31, 2020, 2019 and 2018, respectively. Charter Holdings is required to make quarterly cash tax distributions (with annual true-ups) on a pro rata basis to its partners based on the partner with the highest proportionate cash tax requirement.  To the extent such tax distributions would exceed Charter’s cash tax requirements, it may waive its entitlement to tax distributions and, instead, issue a non-pro rata "advance" to A/N, which will accrue interest at a money market rate and will reduce A/N’s exchange value into cash or Charter Class A common stock. Charter Holdings distributed $3 million, $2 million and $3 million to A/N as a pro rata tax distribution on its common units during the years ended December 31, 2020, 2019 and 2018, respectively.

The following table represents Charter Holdings' purchase of Charter Holdings common units from A/N pursuant to the Letter Agreement (see Note 20) and the effect on total shareholders' equity during the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
Number of units purchased	2,637,483	2,276,906	2,125,190
Average price per unit	$554.37	$388.72	$308.90
Amount of units purchased	$1,462	$885	$656
Decrease in noncontrolling interest based on carrying value	$(656)	$(565)	$(518)
Decrease in additional paid-in-capital, net of tax	$(606)	$(240)	$(104)

Total shareholders' equity was also adjusted during the years ended December 31, 2020, 2019 and 2018 due to changes in Charter Holdings' ownership as follows.

	Year Ended December 31,
	2020	2019	2018
Decrease in noncontrolling interest	$(534)	$(226)	$(72)
Increase in additional paid-in-capital, net of tax	$403	$170	$54

As of December 31, 2020, A/N also held 25 million Charter Holdings convertible preferred units with a face amount of $2.5 billion that pays a 6% annual preferred dividend. The 6% annual preferred dividend is paid quarterly in cash, if and when

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
declared, provided that, if dividends are suspended at any time, the dividends will accrue until they are paid. Net income (loss) of Charter Holdings attributable to A/N's preferred noncontrolling interest for financial reporting purposes is based on the preferred dividend which was $150 million for each of the years ended December 31, 2020, 2019 and 2018. Each convertible preferred unit is convertible into either 0.37334 of a Charter Holdings common unit (if then held by A/N) or 0.37334 of a share of Charter Class A common stock (if then held by a third party), representing a conversion price of $267.85 per unit, based on a conversion feature as defined in the Limited Liability Company Agreement of Charter Holdings. After May 18, 2021, Charter may redeem the convertible preferred units if the price of Charter Class A common stock exceeds 130% of the conversion price, or $348.205 per unit for 20 days in a 30 day period. These Charter Holdings common and convertible preferred units held by A/N are recorded in noncontrolling interests as permanent equity in the consolidated balance sheet.

12.     Accounting for Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage foreign exchange risk on the Sterling Notes, and does not hold or issue derivative instruments for speculative trading purposes.

Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The Company is required to post collateral on the cross-currency derivative instruments when the derivative contracts are in a liability position. In April 2019, the Company entered into a collateral holiday agreement for 60% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years, as well as a ten year collateral cap on the remaining 40% of the cross-currency swaps which limits the required collateral posting on that 40% of the cross-currency swaps to $150 million. The fair value of the Company's cross-currency derivatives was $184 million and $224 million and is included in other long-term liabilities on its consolidated balance sheets as of December 31, 2020 and 2019, respectively.

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

The effect of financial instruments on the consolidated statements of operations is presented in the table below.

	Year Ended December 31,
	2020	2019	2018
Gain (Loss) on Financial Instruments, Net:
Change in fair value of cross-currency derivative instruments	$40	$13	$(212)
Foreign currency remeasurement of Sterling Notes to U.S. dollars	(55)	(67)	102
	$(15)	$(54)	$(110)

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of December 31, 2020 and 2019 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, restricted cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Financial instruments accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy include the Company's cross-currency derivative instruments and were valued at $184 million and $224 million as of December 31, 2020 and 2019, respectively.

The estimated fair value of the Company’s senior notes and debentures as of December 31, 2020 and 2019 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2. The carrying amount of the consolidated variable interest entity's mortgage note liability approximates fair value.

A summary of the carrying value and fair value of the Company’s debt at December 31, 2020 and 2019 is as follows:

	December 31,
	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes and debentures	$72,671	$84,163	$68,733	$74,938
Credit facilities	$10,081	$10,063	$10,345	$10,448

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

14.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Programming	$11,401	$11,290	$11,124
Regulatory, connectivity and produced content	2,183	2,366	2,210
Costs to service customers	7,472	7,277	7,327
Marketing	3,031	3,044	3,042
Mobile	1,765	1,246	346
Other	4,078	4,001	3,811
	$29,930	$29,224	$27,860

Programming costs consist primarily of costs paid to programmers for basic, premium, digital, video on demand and pay-per-view programming. Regulatory, connectivity and produced content costs represent payments to franchise and regulatory

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
authorities, costs directly related to providing video, Internet and voice services as well as payments for sports, local and news content produced by the Company. Included in regulatory, connectivity and produced content costs is content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games, which are recorded as games are exhibited over the contract period. Costs to service customers include costs related to field operations, network operations and customer care for the Company’s residential and SMB customers, including internal and third-party labor for the non-capitalizable portion of installations, service and repairs, maintenance, bad debt expense, billing and collection, occupancy and vehicle costs. Marketing costs represent the costs of marketing to current and potential commercial and residential customers including labor costs. Mobile costs represent costs associated with the Company's mobile service such as device and service costs, marketing, sales and commissions, retail stores, personnel costs, taxes, among others. Other includes corporate overhead, advertising sales expenses, indirect costs associated with the Company’s enterprise business customers and regional sports and news networks, property tax and insurance expense and stock compensation expense, among others.

15.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the years presented:

	Year Ended December 31,
	2020	2019	2018
Special charges, net	$90	$61	$150
(Gain) loss on sale of assets, net	(32)	42	85
	$58	$103	$235

Special charges, net

Special charges, net primarily includes employee termination costs and net amounts of litigation settlements. During 2018, special charges, net also includes $97 million in merger and restructuring costs and a $22 million charge related to the Company's withdrawal liability from a multiemployer pension plan.

(Gain) loss on sale of assets, net

(Gain) loss on sale of assets, net represents the net gain or loss recognized on the sales and disposals of fixed assets including a $42 million and $75 million impairment of non-strategic assets during the years ended December 31, 2019 and 2018, respectively.

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

As of December 31, 2020, total unrecognized compensation remaining to be recognized in future periods totaled $241 million for stock options, $1.0 million for restricted stock and $213 million for restricted stock units and the weighted average period over which they are expected to be recognized is 2 years for stock options, 4 months for restricted stock and 2 years for restricted stock units. The Company recorded $351 million, $315 million and $285 million of stock compensation expense for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in operating costs and expenses.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
A summary of the activity for Charter’s stock options for the years ended December 31, 2020, 2019 and 2018, is as follows (shares in thousands, except per share data):

	Year Ended December 31,
	2020			2019			2018
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, beginning of period	10,549	$241.14		10,410	$225.53		9,649	$201.83
Granted	1,672	$536.27		1,847	$298.84		1,507	$350.40
Exercised	(3,160)	$191.43	$1,176	(1,271)	$186.90	$247	(577)	$133.35	$114
Canceled	(219)	$312.94		(437)	$270.94		(169)	$300.46
Outstanding, end of period	8,842	$312.95	$3,082	10,549	$241.14		10,410	$225.53

Weighted average remaining contractual life	7	years		7	years		7	years
Options exercisable, end of period	2,940	$220.78	$1,296	3,119	$161.13		2,194	$122.19
Options expected to vest, end of period	5,902	$358.86	$1,787
Weighted average fair value of options granted	$148.02			$84.39			$94.70

A summary of the activity for Charter’s restricted stock for the years ended December 31, 2020, 2019 and 2018, is as follows (shares in thousands, except per share data):

	Year Ended December 31,
	2020		2019		2018
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning of period	8	$359.33	10	$297.86	10	$343.10
Granted	6	$504.53	8	$359.33	10	$297.86
Vested	(8)	$359.33	(10)	$297.86	(10)	$343.10
Canceled	—	$—	—	$—	—	$—
Outstanding, end of period	6	$504.53	8	$359.33	10	$297.86

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
A summary of the activity for Charter’s restricted stock units for the years ended December 31, 2020, 2019 and 2018, is as follows (shares in thousands, except per share data):

	Year Ended December 31,
	2020		2019		2018
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning of period	2,059	$249.45	2,211	$219.61	2,391	$192.96
Granted	423	$509.64	704	$298.22	526	$348.75
Vested	(753)	$194.40	(729)	$206.88	(619)	$216.27
Canceled	(78)	$317.45	(127)	$250.85	(87)	$286.41
Outstanding, end of period	1,651	$337.82	2,059	$249.45	2,211	$219.61

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
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
Income Tax Expense

For the years ended December 31, 2020, 2019, and 2018, the Company recorded deferred income tax expense as shown below. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

	Year Ended December 31,
	2020	2019	2018
Current benefit (expense):
Federal income taxes	$7	$(6)	$(23)
State income taxes	(168)	(113)	(47)
Current income tax expense	(161)	(119)	(70)

Deferred benefit (expense):
Federal income taxes	(536)	(358)	(204)
State income taxes	71	38	94
Deferred income tax expense	(465)	(320)	(110)
Income tax expense	$(626)	$(439)	$(180)

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

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018 as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory federal income taxes	$(903)	$(510)	$(354)
Statutory state income taxes, net	(122)	(57)	(54)
Change in uncertain tax positions	(57)	(64)	(24)
Nondeductible expenses	(15)	(24)	(25)
Net income attributable to noncontrolling interest	112	80	68
Excess stock compensation	290	63	34
Federal tax credits	35	46	77
Tax rate changes	33	15	107
Other	1	12	(9)
Income tax expense	$(626)	$(439)	$(180)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
Deferred Tax Assets (Liabilities)

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are presented below.

	December 31,
	2020	2019
Deferred tax assets:
Loss carryforwards	$1,344	$1,839
Accrued and other	581	664
Total gross deferred tax assets	1,925	2,503
Less: valuation allowance	(32)	(46)
Deferred tax assets	1,893	2,457

Deferred tax liabilities:
Investment in partnership	(19,996)	(20,159)
Accrued and other	(5)	(9)
Deferred tax liabilities	(20,001)	(20,168)
Net deferred tax liabilities	$(18,108)	$(17,711)

The deferred tax liabilities on the investment in partnership above includes approximately $53 million and $55 million net deferred tax liabilities relating to certain indirect subsidiaries that file separate state income tax returns at December 31, 2020 and 2019, respectively.

Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management takes into account various factors, including the expected level of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences. As of December 31, 2020 and 2019, approximately $9 million and $9 million, respectively, of the valuation allowance is associated with federal capital loss carryforwards and $23 million and $37 million, respectively, is associated with state tax loss carryforwards and other miscellaneous deferred tax assets.

Net Operating Loss Carryforwards

As of December 31, 2020, Charter had approximately $5.3 billion of federal tax net operating loss carryforwards resulting in a gross deferred tax asset of approximately $1.1 billion. Federal tax net operating loss carryforwards expire in the years 2022 through 2035. These losses resulted from the operations of Charter Communications Holdings Company, LLC ("Charter Holdco") and its subsidiaries and from loss carryforwards received as a result of the merger with TWC. In addition, as of December 31, 2020, Charter had state tax net operating loss carryforwards, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $223 million. State tax net operating loss carryforwards generally expire in the years 2021 through 2040.

Upon closing of the merger with TWC in 2016, Charter experienced a third “ownership change” as defined in Section 382 of the Internal Revenue Code; resulting in a third set of limitations on Charter’s use of its existing federal and state net operating losses, capital losses, and tax credit carryforwards. Both the first ownership change limitations that applied as a result of Charter’s emergence from bankruptcy in 2009 and second ownership change limitations that applied as a result of Liberty Media Corporation’s purchase in 2013 of a 27% beneficial interest in Charter will also continue to apply. After December 31, 2020, $676 million of Charter's federal tax loss carryforwards are subject to Section 382 and other restrictions. Pursuant to these restrictions, Charter estimates that approximately $226 million annually over each of the next three years of federal tax loss carryforwards should become unrestricted and available for Charter’s use. Since the limitation amounts accumulate for future use to the extent they are not utilized in any given year, Charter believes its loss carryforwards should become fully available to offset future taxable income. Charter’s state loss carryforwards are subject to similar, but varying, limitations on their future

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
use. If Charter was to experience another “ownership change” in the future, its ability to use its loss carryforwards could be subject to further limitations.

Tax Receivable Agreement

Under the LLC Agreement, A/N has rights to: (1) convert at any time some or all of its preferred units in Charter Holdings for common units in Charter Holdings, and (2) exchange at any time some or all of its common units in Charter Holdings for Charter’s Class A common stock or cash, at Charter’s option. Pursuant to a Tax Receivable Agreement ("TRA") between Charter and A/N, Charter must pay to A/N 50% of the tax benefit when realized by Charter from the step-up in tax basis resulting from any future exchange or sale of the preferred and common units. Charter did not record a liability for this obligation as of the acquisition date since the tax benefit is dependent on uncertain future events that are outside of Charter’s control, such as the timing of a conversion or exchange. A future exchange or sale is not based on a fixed and determinable date and the exchange or sale is not certain to occur. If all of A/N's partnership units were to be exchanged or sold in the future, the undiscounted value of the obligation is currently estimated to be in the range of zero to $3.5 billion depending on measurement of the tax step-up in the future and Charter’s ability to realize the tax benefit in the periods following the exchange or sale. Factors impacting these calculations include, but are not limited to, the fair value of the equity at the time of the exchange and the effective tax rates when the benefits are realized.

Uncertain Tax Positions

The net amount of the unrecognized tax benefits recorded as of December 31, 2020 that could impact the effective tax rate is $302 million. The Company has determined that it is reasonably possible that its existing reserve for uncertain tax positions as of December 31, 2020 could decrease by approximately $25 million during the year ended December 31, 2021 related to various ongoing audits, settlement discussions and expiration of statute of limitations with various state and local agencies; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision. A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of interest and penalties, included in other long-term liabilities on the accompanying consolidated balance sheets of the Company is as follows:

BALANCE, December 31, 2018	$180
Additions on prior year tax positions	15
Additions on current year tax positions	44
Reductions on settlements and expirations with taxing authorities	(9)
BALANCE, December 31, 2019	$230
Additions on prior year tax positions	28
Additions on current year tax positions	51
Reductions on settlements and expirations with taxing authorities	(11)
BALANCE, December 31, 2020	$298

The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. Interest and penalties included in other long-term liabilities on the accompanying consolidated balance sheets of the Company were $63 million and $56 million as of December 31, 2020 and 2019, respectively.

No tax years for Charter are currently under examination by the Internal Revenue Service ("IRS") for income tax purposes. Charter's 2016 through 2020 tax years remain open for examination and assessment. Charter’s short period return dated May 17, 2016 (prior to the merger with TWC and acquisition of Bright House Networks, LLC ("Bright House")) and prior years remain open solely for purposes of examination of Charter’s loss and credit carryforwards. The IRS is currently examining Charter Holdings’ income tax return for 2016. Charter Holdings’ 2017 through 2020 tax years remain open for examination and assessment. The IRS is currently examining TWC’s income tax returns for 2011 through 2014. TWC’s tax year 2015 remains subject to examination and assessment. Prior to TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009, TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
IRS has examined Time Warner’s 2008 through 2010 income tax returns and the results are under appeal. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations during the year ended December 31, 2020, nor does the Company anticipate a material impact in the future.

18.    Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to Charter shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the impact of potentially dilutive securities using the treasury stock and if-converted methods and is based on the weighted average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock, restricted stock units, equity awards with market conditions and Charter Holdings convertible preferred units and common units. Charter Holdings common and convertible preferred units of 26 million, 29 million and 31 million for the years ended December 31, 2020, 2019 and 2018, respectively, were not included in the computation of diluted earnings per share as their effect would have been antidilutive. The following is the computation of diluted earnings per common share for the years presented.

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income attributable to Charter shareholders	$3,222	$1,668	$1,230

Denominator:
Weighted average common shares outstanding, basic	203,316,483	219,506,735	232,356,665
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans	5,956,764	4,279,645	3,168,561
Weighted average common shares outstanding, diluted	209,273,247	223,786,380	235,525,226

Basic earnings per common share attributable to Charter shareholders	$15.85	$7.60	$5.29
Diluted earnings per common share attributable to Charter shareholders	$15.40	$7.45	$5.22

19.    Comprehensive Income

The following table sets forth the consolidated statements of comprehensive income for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
Consolidated net income	$3,676	$1,992	$1,506
Foreign currency translation adjustment	—	2	(1)
Consolidated comprehensive income	3,676	1,994	1,505
Less: Comprehensive income attributable to noncontrolling interests	(454)	(324)	(276)
Comprehensive income attributable to Charter shareholders	$3,222	$1,670	$1,229

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
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)

Charter is a party to management arrangements with one of its subsidiaries, Spectrum Management Holding Company, LLC ("Spectrum Management") and certain of their subsidiaries. Under these agreements, Charter, Spectrum Management and Charter Holdco provide management services for the cable systems owned or operated by their subsidiaries. Costs associated with providing these services are charged directly to the Company’s operating subsidiaries. All other costs incurred on behalf of Charter’s operating subsidiaries are considered a part of the management fee. These costs are recorded as a component of operating costs and expenses, in the accompanying consolidated financial statements. The management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Spectrum Management, Charter Holdco and Charter on behalf of the Company’s operating subsidiaries in 2020, 2019 and 2018.

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

Dr. John Malone, a director emeritus of Charter and Chairman of the board of directors and holder of 45.8% of voting interest in Liberty Broadband, also serves on the board of directors of Qurate Retail, Inc. ("Qurate"). As reported in Qurate's SEC filings, Dr. Malone owns approximately 1.2 million shares of the Series A common stock and approximately 27.7 million shares of the Series B common stock of Qurate and has a 40.9% voting interest in Qurate for the election of directors. Qurate wholly owns HSN, Inc. (“HSN”) and QVC, Inc. (“QVC”). The Company has programming relationships with HSN and QVC. For the years ended December 31, 2020, 2019 and 2018, the Company recorded revenue in aggregate of approximately $50 million, $50 million and $73 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company’s footprint.

Dr. Malone and Mr. Steven Miron, a member of Charter’s board of directors, also serve on the board of directors of Discovery, Inc., (“Discovery”). As reported in Discovery's SEC filings, Dr. Malone owns 1.2% of the series A common stock, 93.6% of the series B common stock and 3.6% of the series C common stock of Discovery and has a 27.9% voting interest in Discovery for the election of directors. As reported in Discovery's SEC filings, Advance/Newhouse Programming Partnership (“A/N PP”), an affiliate of A/N and in which Mr. Miron is the CEO, owns 100% of the Series A-1 preferred stock of Discovery and 100% of the Series C-1 preferred stock of Discovery and has a 23.9% voting interest for matters other than the election of directors. A/N PP also has the right to appoint three directors out of a total of twelve directors to Discovery’s board. The Company purchases programming from Discovery pursuant to agreements entered into prior to Dr. Malone and Mr. Miron joining Charter’s board of directors. Based on publicly available information, the Company does not believe that Discovery would currently be considered a related party. The amount paid to Discovery represents less than 2% of total operating costs and expenses for the years ended December 31, 2020, 2019 and 2018.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)

Equity Investments

The Company has agreements with certain equity investees (see Note 6) pursuant to which the Company has made or received related party transaction payments. The Company recorded payments to equity investees totaling $225 million, $314 million and $361 million during the years ended December 31, 2020, 2019 and 2018, respectively.

21.    Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of December 31, 2020 for its contractual obligations.

	Total	2021	2022	2023	2024	2025	Thereafter
Programming Minimum Commitments (a)	$164	$130	$22	$12	$—	$—	$—
Other (b)	15,317	5,162	920	800	566	580	7,289
	$15,481	$5,292	$942	$812	$566	$580	$7,289

(a)The Company pays programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term. Programming costs included in the statements of operations were $11.4 billion, $11.3 billion and $11.1 billion for the years ended December 31, 2020, 2019 and 2018 respectively. Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.
(b)“Other” represents other guaranteed minimum commitments, including rights negotiated directly with content owners for distribution on company-owned channels or networks, commitments related to our role as an advertising and distribution sales agent for third party-owned channels or networks, commitments to our customer premise equipment and device vendors and contractual obligations related to third-party network augmentation.

The following items are not included in the contractual obligation table due to various factors discussed below. However, the Company incurs these costs as part of its operations:

•The Company rents utility poles used in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2020, 2019 and 2018 was $192 million, $180 million and $171 million, respectively.
•The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. The Company also pays other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $741 million, $750 million and $747 million for the years ended December 31, 2020, 2019 and 2018 respectively.
•The Company has $367 million in letters of credit, of which $41 million is secured under the Charter Operating credit facility, primarily to its various casualty carriers as collateral for reimbursement of workers' compensation, auto liability and general liability claims.
•Minimum pension funding requirements have not been presented in the table above as such amounts have not been determined beyond 2020. The Company made no cash contributions to the qualified pension plans in 2020; however, the Company is permitted to make discretionary cash contributions to the qualified pension plans in 2021. For the nonqualified pension plan, the Company contributed $3 million during 2020 and will continue to make contributions in 2021 to the extent benefits are paid.
•In December 2020, the Company won a bidding process for $1.2 billion in phase I of the Rural Digital Opportunity Fund (“RDOF”) auction to further extend its broadband services in states where it currently operate. The Company expects to fund its multi-billion dollar fiber-based build-out over a six to eight-year period.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)

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

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the United States District Court for the District of Kansas alleging that TWC infringed certain U.S. patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. At the trial, the jury returned a verdict of $140 million against TWC and further concluded that TWC had willfully infringed Sprint’s patents. The court subsequently declined to enhance the damage award as a result of the purported willful infringement and awarded Sprint an additional $10 million, representing pre- and post-judgment interest on the damages award and an additional $1 million in costs. In November 2019, the Company paid the verdict, interest and costs in full. The Company continues to pursue indemnity claims from two of its vendors for a portion of the judgment. The Company has also brought a patent suit against Sprint (TC Tech, LLC v. Sprint) in the United States District Court for the District of Delaware implicating Sprint's LTE technology and a similar suit against T-Mobile USA, Inc. in the Western District of Texas.  The ultimate outcomes of the pursuit of indemnity against the Company’s vendor and the TC Tech litigation cannot be predicted. The Company does not expect the outcome of its indemnity claims nor the outcome of the TC Tech litigation will have a material adverse effect on its operations or financial condition.

Sprint filed a second patent suit against Charter and Bright House on December 2, 2017 in the United States District Court for the District of Delaware. This suit alleges infringement of 9 patents related to the Company's provision of VoIP services (eight of which were asserted against Legacy TWC in the matter described above).

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

On February 18, 2020, Sprint filed a lawsuit against Charter, Bright House and TWC. Sprint alleges that Charter misappropriated trade secrets from Sprint years ago through employees hired by Bright House. Sprint asserts that the alleged trade secrets relate to the VoIP business of Charter, TWC and Bright House. The case is now pending in the United States District Court for the District of Kansas.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
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

22.    Employee Benefit Plans

Pension Plans

The Company sponsors qualified and nonqualified defined benefit pension plans that provide pension benefits to a majority of employees who were employed by TWC before the merger with TWC.

Changes in the projected benefit obligation, fair value of plan assets and funded status of the pension plans from January 1 through December 31 are presented below:

	2020	2019
Projected benefit obligation at beginning of year	$3,361	$3,041
Interest cost	110	129
Actuarial loss	436	499
Settlement	(166)	(257)
Benefits paid	(53)	(51)
Projected benefit obligation at end of year (a)	$3,688	$3,361

Accumulated benefit obligation at end of year (a)	$3,688	$3,361

Fair value of plan assets at beginning of year	$3,198	$2,943
Actual return on plan assets	480	559
Employer contributions	3	4
Settlement	(166)	(257)
Benefits paid	(53)	(51)
Fair value of plan assets at end of year (b)	$3,462	$3,198

Funded status	$(226)	$(163)

(a)As of December 31, 2020 and 2019, qualified pension plans represented $3.7 billion and $3.3 billion, respectively, of both the projected benefit obligation and accumulated benefit obligation while the Company’s nonqualified pension plan represented $36 million and $35 million, respectively.
(b)The fair value of plan assets consists entirely of the Company’s qualified pension plans.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
Pretax amounts recognized in the consolidated balance sheet as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Noncurrent asset	$1	$1
Current liability	(5)	(4)
Long-term liability	(222)	(160)
Net amounts recognized in consolidated balance sheet	$(226)	$(163)

The components of net periodic benefit (cost) for the years ended December 31, 2020, 2019 and 2018 consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Interest cost	$(110)	$(129)	$(128)
Expected return on plan assets	156	164	198
Remeasurement gain (loss)	(112)	(104)	122
Net periodic pension benefit (cost)	$(66)	$(69)	$192

The remeasurement gains (losses) recorded during the years ended December 31, 2020, 2019 and 2018 were primarily driven by changes in the discount rate as well as gains or losses to record pension assets to fair value.

The discount rates used to determine benefit obligations as of December 31, 2020 and 2019 were 2.70% and 3.48%, respectively. The Company utilized the Pri-2012/MP 2020 and RP 2015/MP 2015 mortality tables published by the Society of Actuaries to measure the benefit obligations as of December 31, 2020 and 2019, respectively.

Weighted average assumptions used to determine net periodic benefit costs consisted of the following:

	Year ended December 31,
	2020	2019	2018
Expected long-term rate of return on plan assets	5.00%	5.75%	5.75%
Discount rate	3.48%	4.37%	4.24%

In developing the expected long-term rate of return on plan assets, the Company considered the pension portfolio’s composition, past average rate of earnings and the Company’s future asset allocation targets. The weighted average expected long-term rate of return on plan assets and discount rate used to determine net periodic pension benefit for the year ended 2021 are expected to be 5.00% and 2.70%, respectively. The Company determined the discount rates used to determine benefit obligations and net periodic pension benefit based on the yield of a large population of high quality corporate bonds with cash flows sufficient in timing and amount to settle projected future defined benefit payments.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
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

	December 31, 2020		December 31, 2019
	Target Allocation	Actual Allocation	Target Allocation	Actual Allocation

Return-seeking securities	60.0%	57.1%	60.0%	56.2%
Liability-matching securities	40.0%	42.8%	40.0%	43.7%
Other investments	—%	0.1%	—%	0.1%

The following tables set forth the investment assets of the qualified pension plans by level within the fair value hierarchy as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Cash	$4	$4	$—	$4	$4	$—
Commingled bond funds(a)	1,449	—	1,449	1,335	—	1,335
Commingled equity funds(a)	1,255	—	1,255	1,135	—	1,135
Collective trust funds(b)	178	—	178	139	—	139
Total investment assets	2,886	$4	$2,882	2,613	$4	$2,609
Accrued investment income and other receivables	19			1
Investments measured at net asset value(c)	557			584
Fair value of plan assets	$3,462			$3,198

(a)Commingled funds include bond funds with corporate and U.S. treasury debt securities and equity funds with global equity index, infrastructure and real estate securities that have a readily determinable fair value and are valued using the net assets provided by the administrator of the fund. The value of each fund is based on the fair value of underlying securities in the portfolio, which represents the amount that the fund might reasonably expect to receive for the securities upon a sale, less liabilities, and then divided by the number of units outstanding. Equity securities within the funds are valued using observable inputs on either a daily or weekly basis and the resulting per share value serves as a basis for current redemption value. Debt securities within the funds are valued based on observable prices from the new issue market, benchmark quotes, secondary trading and dealer quotes.
(b)Collective trust funds consist of short-term investment strategies comprised of instruments issued or fully guaranteed by the U.S. government and/or its agencies and multi-strategy funds, which are valued using the net assets provided by the administrator of the fund. The value of each fund is based on the readily determinable fair value of the underlying assets owned by the fund, less liabilities, and then divided by the number of units outstanding.
(c)As a practical expedient, certain investment classes which hold securities that are not readily available for redemption and are measured at fair value using the net asset value ("NAV") per share (or its equivalent) have not been classified in the fair value hierarchy.

Investments Measured at Net Asset Value per Share Practical Expedient

The following table summarizes the investment classes for which fair value is measured using the NAV per share (or its equivalent) practical expedient as of December 31, 2020 and 2019. These investment classes are not readily available for redemption. The NAV of each fund is based on the fair value of underlying assets in the portfolio. Certain investments report

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
NAV per share on a month or quarter lag. There are no material unfunded commitments with respect to these investment classes.

	Fair Value
	December 31,		Redemption Frequency (if currently eligible)	Redemption Notice Period
	2020	2019
Alternative funds(a)	$283	$271	weekly, monthly, quarterly	1-180 days
Fixed income funds(b)	148	177	daily, monthly	10-40 days
Real estate funds(c)	126	136	quarterly	45-90 days
Investments measured at NAV	$557	$584

(a)The alternative fund investment class includes funds with various securities selected to provide complimentary sources of return with our equity and bond portfolios that better manage risk.  The Company’s alternative fund investments include holdings such as public equities, exchange traded derivatives, and corporate bonds, among others. A portion of the alternative funds cannot be redeemed until the one year anniversary of the purchase date.
(b)Fixed income funds invest in residential and commercial mortgages, as well as global sovereign securities.
(c)Real estate funds are not publicly traded and invest primarily in unlisted direct core real estate, including super-regional malls, shopping centers, and commercial real estate (e.g. education, healthcare and storage).

Pension Plan Contributions
The Company made no cash contributions to the qualified pension plans during the years ended December 31, 2020, 2019 and 2018; however, the Company may make discretionary cash contributions to the qualified pension plans in the future. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified unfunded pension plan, the Company will continue to make contributions during 2021 to the extent benefits are paid.

Benefit payments for the pension plans are expected to be $268 million in 2021, $249 million in 2022, $236 million in 2023, $223 million in 2024, $211 million in 2025 and $929 million in 2026 to 2030.

Multiemployer Plans

The Company contributes to multiemployer plans under the terms of collective-bargaining agreements that cover its union-represented employees. Such multiemployer plans provide medical, pension and retirement savings benefits to active employees and retirees. The Company made contributions to multiemployer plans of $7 million, $9 million and $9 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, other long-term liabilities includes approximately $98 million and $101 million, respectively, related to the Company's withdrawal from a multiemployer pension plan.

Defined Contribution Benefit Plans

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Savings Plan (the “401(k) Plan”). Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the IRS. The Company’s matching contribution is discretionary and is equal to 100% of the amount of the salary reduction the participant elects to defer (up to 6% of the participant’s eligible compensation), excluding any catch-up contributions and is paid by the Company on a per pay period basis. The Company made contributions to the 401(k) plan totaling $331 million, $303 million and $290 million for the years ended December 31, 2020, 2019 and 2018, respectively.

For employees who are not eligible to participate in the Company’s long-term incentive plan and who are not covered by a collective bargaining agreement, the Company offers a contribution to the Retirement Accumulation Plan ("RAP"), equal to 3% of eligible pay. The Company made contributions to the RAP totaling $162 million, $152 million and $151 million for the years ended December 31, 2020, 2019 and 2018, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)

23.    Recently Issued Accounting Standards

Accounting Standards Adopted in Prior Periods

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

ASU No. 2016-02, Leases (“ASU 2016-02”)

In February 2016, the FASB issued ASU 2016-02 which requires lessees to recognize almost all leases on their balance sheet as a lease asset and a lease liability. The Company adopted ASU 2016-02 using the modified retrospective approach with a cumulative-effect adjustment recorded at the beginning of the period of adoption (January 1, 2019). The adoption of the standard did not have an impact on the Company’s shareholders' equity, results from operations and cash flows.

Accounting Standards Adopted in 2020

ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”)

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12 which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. The Company elected to early adopt ASU 2019-12 on January 1, 2020. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.

Amendments to the financial disclosures requirements for guarantors and issuers of guaranteed securities under SEC Regulation S-X

In March 2020, the SEC adopted amendments to the financial disclosure requirements of Regulation S-X for guarantors and issuers of guaranteed securities. The final rule streamlines disclosure obligations under the existing rules, including replacing condensed consolidating financial information with summarized financial information for the "obligor group" of issuers and guarantors to the extent material, no longer requiring subsidiary issuer and guarantor cash flow information, and no longer requiring financial information for non-guarantor subsidiaries. It also permits presentation of the required disclosures to be included in the Management's Discussion and Analysis ("MD&A") section of quarterly and annual reports rather than the notes to the Company's consolidated financial statements. The Company voluntarily complied with the new disclosure requirements beginning with its Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and concluded that amended Rule 3-10 and new Rule 13-01 of Regulation S-X did not apply to Charter because Charter does not guarantee the debt securities of CCO Holdings or any of its subsidiaries.

Accounting Standards Adopted in 2021

ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”)

In August 2020, the FASB issued ASU 2020-06, which reduces the number of accounting models for convertible instruments, amends diluted earnings per share calculations for convertible instruments and allows more contracts to qualify for equity classification. ASU 2020-06 will be effective for interim and annual periods beginning after December 15, 2021. Early

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)
adoption is permitted. The Company elected to early adopt ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company's consolidated financial statements.

24.    Unaudited Quarterly Financial Data

The following table presents quarterly data for the periods presented in the consolidated statement of operations:

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11,738	$11,696	$12,039	$12,624
Income from operations	$1,802	$1,969	$2,172	$2,462
Net income attributable to Charter shareholders	$396	$766	$814	$1,246

Earnings per common share attributable to Charter shareholders:
Basic	$1.91	$3.72	$4.01	$6.33
Diluted	$1.86	$3.63	$3.90	$6.05

Weighted average common share outstanding:
Basic	207,831,305	205,777,438	202,826,502	196,906,511
Diluted	212,810,613	210,906,946	208,722,129	212,077,917

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11,206	$11,347	$11,450	$11,761
Income from operations	$1,425	$1,541	$1,586	$1,959
Net income attributable to Charter shareholders	$253	$314	$387	$714

Earnings per common share attributable to Charter shareholders:
Basic	$1.13	$1.41	$1.77	$3.36
Diluted	$1.11	$1.39	$1.74	$3.28

Weighted average common share outstanding:
Basic	224,630,122	222,392,274	218,499,213	212,648,072
Diluted	227,595,365	225,942,172	222,355,867	217,778,099

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
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

Charter Communications, Inc. (Parent Company Only)
Condensed Balance Sheets

	December 31,
	2020	2019
ASSETS
Accounts receivable, net	$1	$1
Receivables from related party	28	34
Prepaid expenses and other current assets	20	10
Investment in subsidiaries	41,813	49,024
Loans receivable - related party	275	260
Other noncurrent assets	1	2
Total assets	$42,138	$49,331

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities	$22	$18
Deferred income taxes	18,030	17,641
Other long-term liabilities	281	227
Shareholder's equity	23,805	31,445
Total liabilities and shareholder's equity	$42,138	$49,331

Charter Communications, Inc. (Parent Company Only)
Condensed Statements of Operations

	Year Ended December 31,
	2020	2019	2018
INCOME
Revenues	$64	$52	$46
Interest income	12	10	9
Equity in income of subsidiaries	3,771	1,998	1,377
Total income	3,847	2,060	1,432

EXPENSES
Operating costs and expenses	64	52	46

Income before income taxes	3,783	2,008	1,386
Income tax expense	(561)	(340)	(156)
Net income	$3,222	$1,668	$1,230

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc. (Parent Company Only)
Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2020	2019	2018
Net income	$3,222	$1,668	$1,230
Foreign currency translation adjustment	—	2	(1)
Comprehensive income	$3,222	$1,670	$1,229

Charter Communications, Inc. (Parent Company Only)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(49)	$(36)	$(10)

CASH FLOWS FROM INVESTING ACTIVITIES:
Contribution to subsidiaries	(208)	(119)	(69)
Distributions from subsidiaries	11,268	6,910	4,421
Net cash flows from investing activities	11,060	6,791	4,352

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	184	118	69
Issuance of equity	23	—	—
Purchase of treasury stock	(11,217)	(6,873)	(4,399)
Repayments of loans payable - related parties	(1)	—	(12)
Net cash flows from financing activities	(11,011)	(6,755)	(4,342)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—
CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—