Form 10-Q
period 2022-06-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2022-07-29
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Number of shares of Class A common stock outstanding as of June 30, 2022: 160,654,746

Number of shares of Class B common stock outstanding as of June 30, 2022: 1

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2022

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2022. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “Charter,” “we,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$483	$601
Accounts receivable, less allowance for doubtful accounts of $219 and $157, respectively	2,779	2,579
Prepaid expenses and other current assets	476	386
Total current assets	3,738	3,566

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $34,676 and $34,253, respectively	34,472	34,310
Customer relationships, net of accumulated amortization of $14,875 and $14,180, respectively	3,373	4,060
Franchises	67,354	67,346
Goodwill	29,563	29,562
Total investment in cable properties, net	134,762	135,278

OTHER NONCURRENT ASSETS	4,758	3,647

Total assets	$143,258	$142,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$9,862	$9,461
Current portion of long-term debt	1,533	2,997
Total current liabilities	11,395	12,458

LONG-TERM DEBT	94,468	88,564
DEFERRED INCOME TAXES	19,123	19,096
OTHER LONG-TERM LIABILITIES	4,759	4,217

SHAREHOLDERS’ EQUITY:
Class A common stock; $0.001 par value; 900 million shares authorized;
173,764,131 and 172,741,236 shares issued, respectively	—	—
Class B common stock; $0.001 par value; 1,000 shares authorized;
1 share issued and outstanding	—	—
Preferred stock; $0.001 par value; 250 million shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	26,900	26,725
Accumulated deficit	(10,001)	(12,675)
Treasury stock at cost; 13,109,385 and no shares, respectively	(7,020)	—
Total Charter shareholders’ equity	9,879	14,050
Noncontrolling interests	3,634	4,106
Total shareholders’ equity	13,513	18,156

Total liabilities and shareholders’ equity	$143,258	$142,491

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES	$13,598	$12,802	$26,798	$25,324

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	8,193	7,882	16,327	15,593
Depreciation and amortization	2,240	2,354	4,534	4,795
Other operating (income) expenses, net	(62)	(9)	(61)	293
	10,371	10,227	20,800	20,681
Income from operations	3,227	2,575	5,998	4,643

OTHER INCOME (EXPENSES):
Interest expense, net	(1,109)	(1,004)	(2,169)	(1,987)
Other income (expenses), net	79	(132)	102	(80)
	(1,030)	(1,136)	(2,067)	(2,067)

Income before income taxes	2,197	1,439	3,931	2,576
Income tax expense	(489)	(281)	(834)	(497)
Consolidated net income	1,708	1,158	3,097	2,079
Less: Net income attributable to noncontrolling interests	(237)	(138)	(423)	(252)
Net income attributable to Charter shareholders	$1,471	$1,020	$2,674	$1,827

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$8.96	$5.48	$15.98	$9.69
Diluted	$8.80	$5.29	$15.66	$9.37

Weighted average common shares outstanding, basic	164,049,619	185,916,505	167,350,535	188,645,356
Weighted average common shares outstanding, diluted	167,090,925	199,077,390	170,741,462	202,458,265

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in millions)
Unaudited

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Charter Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity
BALANCE, December 31, 2021	$—	$—	$26,725	$(12,675)	$—	$14,050	$4,106	$18,156
Consolidated net income	—	—	—	1,203	—	1,203	186	1,389
Stock compensation expense	—	—	147	—	—	147	—	147
Exercise of stock options	—	—	1	—	—	1	—	1
Purchases of treasury stock	—	—	—	—	(3,333)	(3,333)	—	(3,333)
Purchase of noncontrolling interest, net of tax	—	—	(197)	—	—	(197)	(156)	(353)
Change in noncontrolling interest ownership, net of tax	—	—	189	—	—	189	(250)	(61)
Distributions to noncontrolling interest	—	—	—	—	—	—	(2)	(2)
BALANCE, March 31, 2022	—	—	26,865	(11,472)	(3,333)	12,060	3,884	15,944
Consolidated net income	—	—	—	1,471	—	1,471	237	1,708
Stock compensation expense	—	—	104	—	—	104	—	104
Exercise of stock options	—	—	4	—	—	4	—	4
Purchases of treasury stock	—	—	—	—	(3,687)	(3,687)	—	(3,687)
Purchase of noncontrolling interest, net of tax	—	—	(256)	—	—	(256)	(238)	(494)
Change in noncontrolling interest ownership, net of tax	—	—	183	—	—	183	(244)	(61)
Distributions to noncontrolling interest	—	—	—	—	—	—	(5)	(5)
BALANCE, June 30, 2022	$—	$—	$26,900	$(10,001)	$(7,020)	$9,879	$3,634	$13,513

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Charter Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity
BALANCE, December 31, 2020	$—	$—	$29,000	$(5,195)	$—	$23,805	$6,476	$30,281
Consolidated net income	—	—	—	807	—	807	114	921
Stock compensation expense	—	—	134	—	—	134	—	134
Exercise of stock options	—	—	9	—	—	9	—	9
Purchases of treasury stock	—	—	—	—	(3,652)	(3,652)	—	(3,652)
Purchase of noncontrolling interest, net of tax	—	—	(237)	—	—	(237)	(192)	(429)
Change in noncontrolling interest ownership, net of tax	—	—	131	—	—	131	(175)	(44)
Distributions to noncontrolling interest	—	—	—	—	—	—	(39)	(39)
BALANCE, March 31, 2021	—	—	29,037	(4,388)	(3,652)	20,997	6,184	27,181
Consolidated net income	—	—	—	1,020	—	1,020	138	1,158
Stock compensation expense	—	—	100	—	—	100	—	100
Exercise of stock options	—	—	17	—	—	17	—	17
Purchases of treasury stock	—	—	—	—	(3,516)	(3,516)	—	(3,516)
Purchase of noncontrolling interest, net of tax	—	—	(279)	—	—	(279)	(213)	(492)
Preferred unit conversion and change in noncontrolling interest ownership, net of tax	—	—	1,003	—	—	1,003	(1,333)	(330)
Distributions to noncontrolling interest	—	—	—	—	—	—	(32)	(32)
BALANCE, June 30, 2021	$—	$—	$29,878	$(3,368)	$(7,168)	$19,342	$4,744	$24,086

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$3,097	$2,079
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	4,534	4,795
Stock compensation expense	251	234
Noncash interest income, net	(7)	(15)
Deferred income taxes	115	371
Other, net	(153)	124
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(200)	(44)
Prepaid expenses and other assets	(133)	(113)
Accounts payable, accrued liabilities and other	(123)	319
Net cash flows from operating activities	7,381	7,750

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,050)	(3,702)
Change in accrued expenses related to capital expenditures	128	(125)
Other, net	(160)	(145)
Net cash flows from investing activities	(4,082)	(3,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	16,631	10,958
Repayments of long-term debt	(11,947)	(5,759)
Payments for debt issuance costs	(57)	(58)
Purchase of treasury stock	(7,020)	(7,168)
Proceeds from exercise of stock options	5	26
Purchase of noncontrolling interest	(994)	(1,090)
Distributions to noncontrolling interest	(7)	(71)
Other, net	(28)	94
Net cash flows from financing activities	(3,417)	(3,068)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(118)	710
CASH AND CASH EQUIVALENTS, beginning of period	601	1,001
CASH AND CASH EQUIVALENTS, end of period	$483	$1,711

CASH PAID FOR INTEREST	$2,150	$1,996
CASH PAID FOR TAXES	$470	$69

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

Comprehensive income equaled net income attributable to Charter shareholders for the three and six months ended June 30, 2022 and 2021.

2.    Investments

In June 2022, the Company and Comcast Corporation ("Comcast") entered into a 50/50 joint venture to develop and offer a next-generation streaming platform on a variety of streaming devices and smart TVs. Comcast licensed its streaming platform and hardware to the joint venture and contributed the retail business for XClass TVs and Xumo, a streaming service it acquired in 2020. The Company's initial investment will be approximately $979 million with $175 million paid in June 2022 and with the remaining non-cancelable required contributions to be paid over multiple years and recorded as accrued obligations as of June 30, 2022. The Company accounted for the investment as an equity method investment and will record investment income (loss) on its share of the joint venture income (loss).

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

3.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Accounts payable – trade	$718	$724
Deferred revenue	533	461
Accrued liabilities:
Programming costs	2,061	2,036
Labor	1,128	1,304
Capital expenditures	1,400	1,281
Interest	1,124	1,099
Taxes and regulatory fees	813	592
Property and casualty	502	490
Operating lease liabilities	281	269
Other	1,302	1,205
	$9,862	$9,461

4.    Long-Term Debt
A summary of our debt as of June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022			December 31, 2021
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior unsecured notes	$25,150	$25,075	$21,535	$23,950	$23,882	$24,630
Senior secured notes and debentures(a)	56,852	57,258	49,843	56,525	57,011	64,346
Credit facilities(b)	13,729	13,668	13,026	10,723	10,668	10,665
	$95,731	$96,001	$84,404	$91,198	$91,561	$99,641

(a)Includes the Company's £625 million and £650 million fixed-rate British pound sterling denominated notes (the “Sterling Notes”) remeasured using the exchange rate at the respective dates.
(b)The Company has availability under the Charter Operating credit facilities of approximately $4.4 billion as of June 30, 2022.

The estimated fair value of the Company’s senior unsecured and secured notes and debentures as of June 30, 2022 and December 31, 2021 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

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

In May and June 2022, Charter Operating and Charter Communications Operating Capital Corp. redeemed all of their outstanding 4.464% senior notes due July 2022.

In May 2022, Charter Operating entered into an amendment to its credit agreement (the "Amendment") to: (i) upsize term A loans by $2.3 billion to $6.05 billion and extend the maturity to August 31, 2027 from March 31, 2023 and February 1, 2025, (ii) create and borrow a new tranche of $500 million of term A-6 loans maturing August 31, 2028, (iii) increase the size of Charter Operating's revolving credit facility and extend the maturity date to August 31, 2027 from March 31, 2023 and February 1, 2025 and (iv) make certain other amendments to the credit agreement. The Company used a portion of the proceeds from the Amendment to repay all of the term A-2 loans, term A-4 loans and borrowings under the revolving credit facility outstanding prior to the effective date of the Amendment.

After giving effect to the Amendment: (i) the aggregate principal amount of term A-5 loans outstanding is $6.05 billion with a pricing of Secured Overnight Financing Rate ("SOFR") plus 1.25%, (ii) the aggregate principal amount of term A-6 loans outstanding is $500 million with a pricing of SOFR plus 1.50% and (iii) the aggregate amount of the revolving credit facility increased to a total capacity of $5.5 billion and the interest rate benchmark changed from London Interbank Offering Rate ("LIBOR") to SOFR, with a pricing of SOFR plus 1.25%. The aggregate principal amount of term B-1 loans (maturing April 30, 2025) and term B-2 loans (maturing February 1, 2027) outstanding are $2.4 billion and $3.7 billion, respectively, with LIBOR-based pricing unchanged.

The Amendment also removed mandatory prepayment requirements upon asset sales and property or casualty insurance recoveries, made changes to the affirmative covenants, including changes to the financial reporting covenants, and made changes to the negative covenants, including removal of certain negative covenants in their entirety.

Losses on extinguishment of debt are recorded in other income (expenses), net in the consolidated statements of operations and consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
CCO Holdings notes redemption	$—	$(46)	$—	$(75)
Charter Operating credit facility refinancing	(2)	—	(2)	—
Charter Operating notes redemption	(1)	—	(1)	—
	$(3)	$(46)	$(3)	$(75)

5.    Common Stock

The following represents the Company's purchase of Charter Class A common stock and the effect on the consolidated statements of cash flows during the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Shares	$	Shares	$	Shares	$	Shares	$
Share buybacks	7,264,833	$3,675	5,147,257	$3,392	12,590,427	$6,847	10,703,575	$6,866
Income tax withholding	24,630	12	183,357	124	289,475	173	467,920	302
Exercise cost	80,826		185,698		229,483		495,513
	7,370,289	$3,687	5,516,312	$3,516	13,109,385	$7,020	11,667,008	$7,168

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Share buybacks above include shares of Charter Class A common stock purchased from Liberty Broadband Corporation (“Liberty Broadband”) as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Number of shares purchased	2,257,443	1,927,032	3,227,684	2,761,608
Amount of shares purchased	$1,204	$1,244	$1,806	$1,762

In July 2022, the Company purchased from Liberty Broadband an additional 0.8 million shares of Charter Class A common stock for approximately $363 million.

As of June 30, 2022, Charter had remaining board authority to purchase an additional $673 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. The Company also withholds shares of its Class A common stock in payment of income tax withholding owed by employees upon vesting of equity awards as well as exercise costs owed by employees upon exercise of stock options.

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

Net income of Charter Holdings attributable to A/N’s common noncontrolling interest for financial reporting purposes is based on the weighted average effective common ownership interest of approximately 11% during 2022 and 7% prior to conversion of the preferred units and 11% after conversion during 2021, and was $236 million and $422 million for the three and six months ended June 30, 2022, respectively, and $105 million and $181 million for the three and six months ended June 30, 2021, respectively. Net income of Charter Holdings attributable to A/N's preferred noncontrolling interest for financial reporting purposes is based on the preferred dividend which was $32 million and $70 million for the three and six months ended June 30, 2021, respectively. In June 2021, the Company caused the conversion of all of A/N's Charter Holdings convertible preferred units into Charter Holdings common units.

The following table represents Charter Holdings' purchase of Charter Holdings common units from A/N and the effect on total shareholders' equity during the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Number of units purchased	1,063,333	912,034	1,720,601	1,704,688
Amount of units purchased	$578	$583	$994	$1,090
Decrease in noncontrolling interest based on carrying value	$(238)	$(213)	$(394)	$(405)
Decrease in additional paid-in-capital, net of tax	$(256)	$(279)	$(453)	$(516)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Total shareholders' equity was also adjusted during the three and six months ended June 30, 2022 and 2021 due to the changes in Charter Holdings' ownership including the impact of the preferred unit conversion in June 2021 as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Decrease in noncontrolling interest	$(244)	$(1,333)	$(494)	$(1,508)
Increase in additional paid-in-capital, net of tax	$183	$1,003	$372	$1,134

7.     Accounting for Derivative Instruments and Hedging Activities

Cross-currency derivative instruments are used to manage foreign exchange risk on the Sterling Notes by effectively converting £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The fair value of the Company's cross-currency derivatives, which are classified within Level 2 of the valuation hierarchy, was $450 million and $290 million and is included in other long-term liabilities on its consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

The effect of financial instruments are recorded in other income (expenses), net in the consolidated statements of operations and consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Change in fair value of cross-currency derivative instruments	$(124)	$(85)	$(160)	$(22)
Foreign currency remeasurement of Sterling Notes to U.S. dollars	125	(6)	175	(21)
Gain (loss) on financial instruments, net	$1	$(91)	$15	$(43)

8.    Revenues

The Company’s revenues by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Internet	$5,562	$5,221	$11,014	$10,307
Video	4,484	4,378	8,830	8,722
Voice	398	394	789	793
Residential revenue	10,444	9,993	20,633	19,822

Small and medium business	1,080	1,042	2,139	2,054
Enterprise	669	636	1,330	1,274
Commercial revenue	1,749	1,678	3,469	3,328

Advertising sales	460	411	843	755
Mobile	726	519	1,416	1,011
Other	219	201	437	408
	$13,598	$12,802	$26,798	$25,324

As of June 30, 2022 and December 31, 2021, accounts receivable, net on the consolidated balance sheets includes approximately $477 million and $391 million of current equipment installment plan receivables, respectively, and other

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

noncurrent assets includes approximately $231 million and $189 million of noncurrent equipment installment plan receivables, respectively.

9.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Programming	$2,972	$2,978	$5,949	$5,966
Regulatory, connectivity and produced content	599	668	1,155	1,268
Costs to service customers	1,920	1,827	3,819	3,631
Marketing	806	741	1,632	1,492
Mobile	797	586	1,557	1,158
Other	1,099	1,082	2,215	2,078
	$8,193	$7,882	$16,327	$15,593

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

10.     Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Special charges, net	$(63)	$(6)	$(64)	$249
(Gain) loss on disposal of assets, net	1	(3)	3	44
	$(62)	$(9)	$(61)	$293

Special charges, net

Special charges, net primarily includes net amounts of litigation settlements, including the $220 million settlement with Sprint Communications Company L.P. and T-Mobile USA, Inc. for the six months ended June 30, 2021, and employee termination costs. Special charges, net for the three and six months ended June 30, 2022 also includes a $54 million gain related to the settlement of a multiemployer pension plan.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

11.     Other Income (Expenses), Net

Other income (expenses), net consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss on extinguishment of debt (see Note 4)	$(3)	$(46)	$(3)	$(75)
Gain (loss) on financial instruments, net (see Note 7)	1	(91)	15	(43)
Net periodic pension benefits	17	173	34	191
Gain (loss) on equity investments, net	64	(168)	56	(153)
	$79	$(132)	$102	$(80)

Net periodic pension benefits

During the three and six months ended June 30, 2021, settlements for lump-sum distributions to pension plan participants exceeded the estimated annual interest cost of the plans. As a result, the pension liability and pension asset values were reassessed as of June 30, 2021 utilizing remeasurement date assumptions in accordance with the Company's mark-to-market pension accounting policy to record gains and losses in the period in which a remeasurement event occurs. Net periodic pension benefits includes a $155 million remeasurement gain recorded during the three and six months ended June 30, 2021, which was primarily driven by changes in the discount rate.

Gain (loss) on equity investments, net

Gain (loss) on equity investments, net includes impairments on equity investments of approximately $165 million for the three and six months ended June 30, 2021.

12.     Stock Compensation Plans

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	32,000	16,800	1,404,400	1,241,800
Restricted stock	6,800	4,600	6,800	4,600
Restricted stock units	19,500	9,100	443,100	354,200

Stock options and restricted stock units generally cliff vest three years from the date of grant. Stock options generally expire ten years from the grant date and restricted stock units have no voting rights. Restricted stock generally vests one year from the date of grant.

As of June 30, 2022, total unrecognized compensation remaining to be recognized in future periods totaled $323 million for stock options, $0.3 million for restricted stock and $323 million for restricted stock units and the weighted average period over which they are expected to be recognized is two years for stock options, ten months for restricted stock and two years for restricted stock units.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Company recorded stock compensation expense of $104 million and $251 million for the three and six months ended June 30, 2022, respectively, and $100 million and $234 million for the three and six months ended June 30, 2021, respectively, which is included in operating costs and expenses.

13.    Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to Charter shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the impact of potentially dilutive securities using the treasury stock and if-converted methods and is based on the weighted average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock, restricted stock units, equity awards with market conditions and Charter Holdings convertible preferred units and common units. Charter Holdings common units of 20 million for the three and six months ended June 30, 2022 and 15 million for the three and six months ended June 30, 2021 were not included in the computation of diluted earnings per share as their effect would have been antidilutive. The following is the computation of diluted earnings per common share for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to Charter shareholders	$1,471	$1,020	$2,674	$1,827
Effect of dilutive securities:
Charter Holdings convertible preferred units	—	32	—	70
Net income attributable to Charter shareholders after assumed conversions	$1,471	$1,052	$2,674	$1,897

Denominator:
Weighted average common shares outstanding, basic	164,049,619	185,916,505	167,350,535	188,645,356
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans	3,041,306	5,058,176	3,390,927	5,098,205
Weighted average Charter Holdings convertible preferred units	—	8,102,709	—	8,714,704
Weighted average common shares outstanding, diluted	167,090,925	199,077,390	170,741,462	202,458,265

Basic earnings per common share attributable to Charter shareholders	$8.96	$5.48	$15.98	$9.69
Diluted earnings per common share attributable to Charter shareholders	$8.80	$5.29	$15.66	$9.37

14.     Contingencies

In March 2020, Charter Communications, LLC (“CC, LLC”), an indirect subsidiary of the Company, was named as a defendant in a lawsuit filed in Dallas, Texas related to the fatal stabbing of an individual in her home by an off duty CC, LLC technician: William Goff, as Personal Representative of Betty Jo McClain Thomas, deceased, et al. v. Roy James Holden, Jr. and Charter Communications, LLC, Case No. CC-20-01579-E, pending in County Court at Law No. 5 for Dallas County, Texas. The complaint alleged that CC, LLC was responsible for the plaintiff’s death. Following a two phase trial, the jury returned a verdict finding CC, LLC at fault for plaintiff’s death, and awarded compensatory damages of $375 million to plaintiff’s estate and then awarded $7.0 billion in punitive damages to plaintiff’s estate on July 26, 2022. The Company will continue to vigorously defend this lawsuit including pursuing all available appeals.

The Company has considered various factors, including the legal and factual circumstances of the case, the trial record, the jury verdicts, the status of the proceedings, applicable law, the views of legal counsel, the court’s rulings in advance of and during the trial, along with upcoming post-trial motions of the parties in determining the various grounds for appeal that the Company

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

expects to vigorously pursue and the likelihood of a successful appeal. Based on these factors, the Company has concluded that a loss from this case is not probable and reasonably estimable. Therefore, the Company has not accrued a liability for the adverse verdict in its financial statements as of June 30, 2022.

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

Overview

In 2022, we remain focused on driving customer relationship growth. For the quarter ended June 30, 2022, we had a decline of 74,000 residential and small and medium business ("SMB") customer relationships and an increase of 360,000 residential and SMB customer relationships from June 30, 2021 to June 30, 2022, which excludes mobile only customers. We continue to see lower customer move rates and switching behavior among providers, which has reduced our selling opportunities. In addition, we had approximately 59,000 Internet customer disconnects during the second quarter of 2022 related to the discontinuation of the Emergency Broadband Benefit program and additional requirements of the Affordable Connectivity Program. Our rural construction initiative is underway which we expect will expand our footprint by approximately 1 million homes and businesses over the next six years, and we expect to participate in additional government subsidy programs that would further expand our footprint. We continue to evolve our network to provide increased Internet speeds and reliability, including recently increasing the minimum speed offered to new customers from 200 megabits per second to 300 megabits per second in 100% of our footprint, and continued investment in our products and customer service platforms. We continue to invest in our ability to provide a differentiated Internet connectivity experience for our mobile and fixed Internet customers with the availability of Advanced Home WiFi and over 500,000 out of home WiFi access points across our footprint. In addition, we continue to work towards the construction of our own 5G mobile data-only network leveraging the Citizens Broadband Radio Service (“CBRS”) Priority Access Licenses (“PALs”) purchased in 2020. By continually improving our product set and offering consumers the opportunity to save money by switching to our services, we believe we can continue to penetrate our expanding footprint and attract more spend on additional products for our existing customers. In the first half of 2022, we added 717,000 mobile lines and 164,000 Internet customers, and for the quarter ended June 30, 2022, we added 344,000 mobile lines and had a decline of 21,000 Internet customers.

We believe Spectrum-branded mobile services will drive higher sales of our core products, create longer customer lives and increase profitability and cash flow over time. During the three and six months ended June 30, 2022, our mobile product line increased revenues by $726 million and $1.4 billion, respectively, reduced Adjusted EBITDA by approximately $71 million and $141 million, respectively, and reduced free cash flow by approximately $270 million and $560 million, respectively. During the three and six months ended June 30, 2021, our mobile product line increased revenues by $519 million and $1.0 billion, respectively, reduced Adjusted EBITDA by approximately $67 million and $147 million, respectively, and reduced free cash flow by approximately $277 million and $461 million, respectively. Mobile Adjusted EBITDA may continue to be negative primarily as a result of growth-related sales and marketing and other customer acquisition costs for mobile services, and depending on the pace of that growth. We also expect to continue to see negative free cash flow from the timing of device-related cash flows when we sell devices to customers pursuant to equipment installment plans and capital expenditures related to CBRS build-out.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Revenues	$13,598	$12,802	6.2%	$26,798	$25,324	5.8%
Adjusted EBITDA	$5,509	$5,020	9.7%	$10,722	$9,965	7.6%
Income from operations	$3,227	$2,575	25.3%	$5,998	$4,643	29.2%

Adjusted EBITDA is defined as net income attributable to Charter shareholders plus net income attributable to noncontrolling interest, net interest expense, income taxes, depreciation and amortization, stock compensation expense, other income (expenses), net and other operating (income) expenses, net, such as special charges and (gain) loss on sale or retirement of assets. See “Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.

Growth in total revenue was primarily due to growth in our residential Internet, mobile and commercial customers and price adjustments. Adjusted EBITDA and income from operations growth was impacted by growth in revenue and increases in operating costs and expenses, primarily mobile, costs to service customers and marketing.

The following table summarizes our customer statistics for Internet, video, voice and mobile as of June 30, 2022 and 2021 (in thousands except per customer data and footnotes).

	Approximate as of
	June 30,
	2022 (a)	2021 (a)
Customer Relationships (b)
Residential	29,942	29,660
SMB	2,182	2,104
Total Customer Relationships	32,124	31,764

Monthly Residential Revenue per Residential Customer (c)	$116.00	$112.85
Monthly SMB Revenue per SMB Customer (d)	$165.66	$166.28

Internet
Residential	28,259	27,722
SMB	1,994	1,912
Total Internet Customers	30,253	29,634

Video
Residential	14,853	15,420
SMB	642	592
Total Video Customers	15,495	16,012

Voice
Residential	8,200	9,014
SMB	1,287	1,259
Total Voice Customers	9,487	10,273

Mobile Lines (e)
Residential	4,134	2,855
SMB	147	85
Total Mobile Lines	4,281	2,940

Enterprise Primary Service Units ("PSUs") (f)	277	265

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of June 30, 2022 and 2021, customers include approximately 154,500 and 162,700 customers, respectively, whose accounts were over 60 days past due, approximately 45,800 and 23,200 customers, respectively, whose accounts were over 90 days past due and approximately 97,200 and 30,400 customers, respectively, whose accounts were over 120 days past due. Bad debt expense associated with these past due accounts has been reflected in our consolidated statements of operations. The increase in past due accounts is predominately due to pre-existing and incremental unsubsidized amounts of customers’ bills for those customers participating in government assistance programs. These customers are downgraded to a fully subsidized Internet only service. Included in the June 30, 2021 aging statistics are approximately 73,500 residential customers that would have been disconnected under our normal collection policies, but were not due to certain state mandates in place.
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

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$13,598	$12,802	$26,798	$25,324

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	8,193	7,882	16,327	15,593
Depreciation and amortization	2,240	2,354	4,534	4,795
Other operating (income) expenses, net	(62)	(9)	(61)	293
	10,371	10,227	20,800	20,681
Income from operations	3,227	2,575	5,998	4,643

Other Income (Expenses):
Interest expense, net	(1,109)	(1,004)	(2,169)	(1,987)
Other income (expenses), net	79	(132)	102	(80)
	(1,030)	(1,136)	(2,067)	(2,067)

Income before income taxes	2,197	1,439	3,931	2,576
Income tax expense	(489)	(281)	(834)	(497)
Consolidated net income	1,708	1,158	3,097	2,079
Less: Net income attributable to noncontrolling interests	(237)	(138)	(423)	(252)

Net income attributable to Charter shareholders	$1,471	$1,020	$2,674	$1,827

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$8.96	$5.48	$15.98	$9.69
Diluted	$8.80	$5.29	$15.66	$9.37

Weighted average common shares outstanding, basic	164,049,619	185,916,505	167,350,535	188,645,356
Weighted average common shares outstanding, diluted	167,090,925	199,077,390	170,741,462	202,458,265

Revenues. Total revenues grew $796 million and $1.5 billion for the three and six months ended June 30, 2022, respectively, compared to the corresponding periods in 2021 primarily due to increases in the number of residential Internet, mobile and commercial customers and price adjustments.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Internet	$5,562	$5,221	6.5%	$11,014	$10,307	6.9%
Video	4,484	4,378	2.4%	8,830	8,722	1.2%
Voice	398	394	1.0%	789	793	(0.5)%
Residential revenue	10,444	9,993	4.5%	20,633	19,822	4.1%

Small and medium business	1,080	1,042	3.7%	2,139	2,054	4.1%
Enterprise	669	636	4.9%	1,330	1,274	4.3%
Commercial revenue	1,749	1,678	4.2%	3,469	3,328	4.2%

Advertising sales	460	411	12.0%	843	755	11.8%
Mobile	726	519	39.8%	1,416	1,011	40.0%
Other	219	201	8.8%	437	408	7.0%
	$13,598	$12,802	6.2%	$26,798	$25,324	5.8%

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2022 compared to three months ended June 30, 2021 Increase / (Decrease)	Six months ended June 30, 2022 compared to six months ended June 30, 2021 Increase / (Decrease)
Increase related to rate and product mix changes	$198	$370
Increase in average residential Internet customers	143	337
	$341	$707

The increase related to rate and product mix was primarily due to reduced bundle discounts and promotional roll-off. Residential Internet customers grew by 537,000 customers from June 30, 2021 to June 30, 2022.

Video revenues consist primarily of revenues from basic and digital video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The increase in video revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2022 compared to three months ended June 30, 2021 Increase / (Decrease)	Six months ended June 30, 2022 compared to six months ended June 30, 2021 Increase / (Decrease)
Increase related to rate and product mix changes	$238	$355
Decrease in average residential video customers	(132)	(247)
	$106	$108

The increase related to rate and product mix was primarily due to price adjustments and promotional roll-off and was partly offset by a higher mix of lower cost video packages within our video customer base. Residential video customers decreased by 567,000 from June 30, 2021 to June 30, 2022.

The change in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2022 compared to three months ended June 30, 2021 Increase / (Decrease)	Six months ended June 30, 2022 compared to six months ended June 30, 2021 Increase / (Decrease)
Decrease in average residential voice customers	$(32)	$(59)
Increase related to rate	36	55
	$4	$(4)

Residential wireline voice customers decreased by 814,000 customers from June 30, 2021 to June 30, 2022.

The increase in SMB revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2022 compared to three months ended June 30, 2021 Increase / (Decrease)	Six months ended June 30, 2022 compared to six months ended June 30, 2021 Increase / (Decrease)
Increase in SMB customers	$42	$88
Decrease related to rate and product mix changes	(4)	(3)
	$38	$85

SMB customers grew by 78,000 from June 30, 2021 to June 30, 2022.

Enterprise revenues increased $33 million and $56 million during the three and six months ended June 30, 2022, respectively, compared to the corresponding periods in 2021 primarily due to an increase in Internet PSUs offset by lower wholesale PSUs. Enterprise PSUs increased 12,000 from June 30, 2021 to June 30, 2022.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues increased $49 million and $88 million during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in 2021 primarily due to an increase in political revenue.

During the three and six months ended June 30, 2022, mobile revenues included approximately $299 million and $591 million of device revenues, respectively, and approximately $427 million and $825 million of service revenues, respectively. During the three and six months ended June 30, 2021, mobile revenues included approximately $214 million and $442 million of device revenues, respectively, and approximately $305 million and $569 million of service revenues, respectively. The increases in revenues are a result of an increase of 1,341,000 mobile lines from June 30, 2021 to June 30, 2022.

Other revenues consist of revenue from regional sports and news channels (excluding intercompany charges or advertising sales on those channels), home shopping, processing fees, video device sales, wire maintenance fees and other miscellaneous revenues. Other revenues increased $18 million and $29 million during the three and six months ended June 30, 2022, respectively, compared to the corresponding periods in 2021 primarily due to subsidy revenue related to our rural construction initiative and an increase in processing fees offset by a decrease in sales of video devices.

Operating costs and expenses. The increase in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended June 30, 2022 compared to three months ended June 30, 2021 Increase / (Decrease)	Six months ended June 30, 2022 compared to six months ended June 30, 2021 Increase / (Decrease)
Programming	$(6)	$(17)
Regulatory, connectivity and produced content	(69)	(113)
Costs to service customers	93	188
Marketing	65	140
Mobile	211	399
Other	17	137
	$311	$734

Programming costs were approximately $3.0 billion for each of the three months ended June 30, 2022 and 2021, representing 36% and 38% of total operating costs and expenses, respectively, and $5.9 billion and $6.0 billion for the six months ended June 30, 2022 and 2021, representing 36% and 38% of total operating costs and expenses, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, video on demand, and pay-per-view programming. Programming costs decreased as a result of fewer customers and a higher mix of lower cost video packages within our video customer base along with favorable one-time impacts offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent. We expect programming rates per customer will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media and broadcast station groups consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming. We have been unable to fully pass these increases on to our customers and do not expect to be able to do so in the future without a potential loss of customers.

Regulatory, connectivity and produced content decreased $69 million and $113 million during the three and six months ended June 30, 2022, respectively, compared to the corresponding periods in 2021 primarily due to lower sports rights costs as a result of more basketball games during the first half of 2021 as compared to 2022 as the prior period had additional games due to the delayed start of the 2020 - 2021 NBA season as of result of COVID-19 as well as lower costs of video devices sold to customers and regulatory pass-through fees.

Costs to service customers increased $93 million and $188 million during the three and six months ended June 30, 2022, respectively, compared to the corresponding periods in 2021 primarily due to higher bad debt and higher fuel costs offset by lower labor costs as a result of productivity improvements driven by improved network performance and digital self-service platforms.

Marketing increased $65 million and $140 million during the three and six months ended June 30, 2022, respectively, compared to the corresponding periods in 2021 primarily due to higher labor costs associated with our commitment to a minimum $20 per hour wage in 2022 and insourcing of inbound sales and retention call centers.

Mobile costs of $797 million and $1.6 billion for the three and six months ended June 30, 2022, respectively, and $586 million and $1.2 billion for the three and six months ended June 30, 2021, respectively, were comprised of mobile device costs and mobile service, customer acquisition and operating costs. The increase is attributable to an increase in the number of mobile lines.

The increase in other expense is attributable to the following (dollars in millions):

	Three months ended June 30, 2022 compared to three months ended June 30, 2021 Increase / (Decrease)	Six months ended June 30, 2022 compared to six months ended June 30, 2021 Increase / (Decrease)
Corporate costs	$(10)	$58
Advertising sales expense	8	27
Stock compensation expense	4	17
Enterprise	6	17
Other	9	18
	$17	$137

Corporate costs increased during the six months ended June 30, 2022 compared to the corresponding prior period primarily due to higher labor costs and computer and software expense.

Depreciation and amortization. Depreciation and amortization expense decreased by $114 million and $261 million during the three and six months ended June 30, 2022, respectively, compared to the corresponding periods in 2021 primarily due to certain assets acquired in acquisitions becoming fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Other operating (income) expenses, net. The change in other operating (income) expenses, net is attributable to the following (dollars in millions):

	Three months ended June 30, 2022 compared to three months ended June 30, 2021 Increase / (Decrease)	Six months ended June 30, 2022 compared to six months ended June 30, 2021 Increase / (Decrease)
Special charges, net	$(57)	$(313)
(Gain) loss on disposal of assets, net	4	(41)
	$(53)	$(354)

See Note 10 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Interest expense, net. Net interest expense increased by $105 million and $182 million for the three and six months ended June 30, 2022, respectively, compared to the corresponding periods in 2021. The increase in net interest expense is the result of an increase in weighted average debt outstanding of approximately $9.2 billion and $9.3 billion during the three and six months ended June 30, 2022, respectively, compared to the corresponding periods in 2021 offset by reductions in weighted average interest rates. The increase in weighted average debt outstanding is primarily due to the issuance of notes throughout 2021 and 2022.

Other income (expenses), net. The change in other income (expenses), net is attributable to the following (dollars in millions):

	Three months ended June 30, 2022 compared to three months ended June 30, 2021 Increase / (Decrease)	Six months ended June 30, 2022 compared to six months ended June 30, 2021 Increase / (Decrease)
Loss on extinguishment of debt (see Note 4)	$43	$72
Gain (loss) on financial instruments, net (see Note 7)	92	58
Net periodic pension benefits	(156)	(157)
Gain (loss) on equity investments, net	232	209
	$211	$182

See Note 11 and the Notes referenced above to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Income tax expense. We recognized income tax expense of $489 million and $834 million for the three and six months ended June 30, 2022, respectively, and $281 million and $497 million for the three and six months ended June 30, 2021, respectively. The increase is primarily a result of higher pretax income.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest for financial reporting purposes represents Advance/Newhouse Partnership's (“A/N”) portion of Charter Holdings’ net income based on its effective common unit ownership interest and the preferred dividend of $32 million and $70 million for the three and six months ended June 30, 2021, respectively. For more information, see Note 6 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income attributable to Charter shareholders. Net income attributable to Charter shareholders increased from $1.0 billion and $1.8 billion for the three and six months ended June 30, 2021, respectively, to $1.5 billion and $2.7 billion for the three and six months ended June 30, 2022, respectively, primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $348 million and $690 million for the three and six months ended June 30, 2022, respectively, and $365 million and $642 million for the three and six months ended June 30, 2021, respectively.

A reconciliation of Adjusted EBITDA and free cash flow to net income attributable to Charter shareholders and net cash flows from operating activities, respectively, is as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to Charter shareholders	$1,471	$1,020	$2,674	$1,827
Plus: Net income attributable to noncontrolling interest	237	138	423	252
Interest expense, net	1,109	1,004	2,169	1,987
Income tax expense	489	281	834	497
Depreciation and amortization	2,240	2,354	4,534	4,795
Stock compensation expense	104	100	251	234
Other (income) expenses, net	(141)	123	(163)	373
Adjusted EBITDA	$5,509	$5,020	$10,722	$9,965

Net cash flows from operating activities	$3,734	$3,999	$7,381	$7,750
Less: Purchases of property, plant and equipment	(2,193)	(1,881)	(4,050)	(3,702)
Change in accrued expenses related to capital expenditures	118	(50)	128	(125)
Free cash flow	$1,659	$2,068	$3,459	$3,923

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

In May and June 2022, Charter Operating and Charter Communications Operating Capital Corp. redeemed all of their outstanding 4.464% senior notes due July 2022.

In May 2022, Charter Operating entered into an amendment to its credit agreement (the "Amendment") to: (i) upsize term A loans by $2.3 billion to $6.05 billion and extend the maturity to August 31, 2027 from March 31, 2023 and February 1, 2025, (ii) create and borrow a new tranche of $500 million of term A-6 loans maturing August 31, 2028, (iii) increase the size of Charter Operating's revolving credit facility and extend the maturity date to August 31, 2027 from March 31, 2023 and February 1, 2025 and (iv) make certain other amendments to the credit agreement. We used a portion of the proceeds from the Amendment to repay all of the term A-2 loans, term A-4 loans and borrowings under the revolving credit facility outstanding prior to the effective date of the Amendment.

After giving effect to the Amendment: (i) the aggregate principal amount of term A-5 loans outstanding is $6.05 billion with a pricing of Secured Overnight Financing Rate ("SOFR") plus 1.25%, (ii) the aggregate principal amount of term A-6 loans outstanding is $500 million with a pricing of SOFR plus 1.50% and (iii) the aggregate amount of the revolving credit facility increased to a total capacity of $5.5 billion and the interest rate benchmark changed from London Interbank Offering Rate ("LIBOR") to SOFR, with a pricing of SOFR plus 1.25%. The aggregate principal amount of term B-1 loans (maturing April 30, 2025) and term B-2 loans (maturing February 1, 2027) outstanding are $2.4 billion and $3.7 billion, respectively, with LIBOR-based pricing unchanged.

The Amendment also removed mandatory prepayment requirements upon asset sales and property or casualty insurance recoveries, made changes to the affirmative covenants, including changes to the financial reporting covenants, and made changes to the negative covenants, including removal of certain negative covenants in their entirety.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The principal amount of our debt as of June 30, 2022 was $95.7 billion, consisting of $13.7 billion of credit facility debt, $56.9 billion of investment grade senior secured notes and $25.2 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. As we continue to grow our market penetration of our mobile product, we will continue to experience negative working capital impacts from the timing of device-related cash flows when we sell devices to customers pursuant to equipment installment plans. Further, in 2022, Charter has become a meaningful federal cash tax payer as the majority of our net operating losses have been utilized. Free cash flow was $1.7 billion and $3.5 billion for the three and six months ended June 30, 2022, respectively, and $2.1 billion and $3.9 billion for the three and six months ended June 30, 2021, respectively. See table below for factors impacting free cash flow during the three and six months ended June 30, 2022 compared to the corresponding prior periods. As of June 30, 2022, the amount available under our credit facilities was approximately $4.4 billion and cash on hand was approximately $483 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including expanding the capacity of our network, the expansion of our network through our rural broadband construction initiative, the build-out and deployment of our CBRS spectrum, and mergers and acquisitions as well as stock repurchases and dividends. Charter's target leverage of net debt to the last twelve months Adjusted EBITDA remains at 4 to 4.5 times Adjusted EBITDA, and up to 3.5 times Adjusted EBITDA at the Charter Operating first lien level. Our leverage ratio was 4.5 times Adjusted EBITDA as of June 30, 2022. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. Excluding purchases from Liberty Broadband Corporation (“Liberty Broadband”) discussed below, during the three and six months ended June 30, 2022, Charter purchased in the public market approximately 5.0 million and 9.4 million shares of Charter Class A common stock, respectively, for approximately $2.5 billion and $5.0 billion, respectively, and during the three and six months ended June 30, 2021, Charter purchased in the public market approximately 3.2 million and 7.9 million shares of Charter Class A common stock, respectively, for approximately $2.1 billion and $5.1 billion, respectively. Since the beginning of its buyback program in September 2016 through June 30, 2022, Charter has purchased approximately 139.9 million shares of Class A common stock and Charter Holdings common units for approximately $64.6 billion, including purchases from Liberty Broadband and A/N discussed below.

In February 2021, Charter and Liberty Broadband entered into a letter agreement (the “LBB Letter Agreement”). The LBB Letter Agreement implements Liberty Broadband’s obligations under the Amended and Restated Stockholders Agreement among Charter, Liberty Broadband and A/N, dated as of May 23, 2015 (as amended, the “Stockholders Agreement”) to participate in share repurchases by Charter. Under the LBB Letter Agreement, Liberty Broadband will sell to Charter, generally on a monthly basis, a number of shares of Charter Class A common stock representing an amount sufficient for Liberty Broadband’s ownership of Charter to be reduced such that it does not exceed the ownership cap then applicable to Liberty Broadband under the Stockholders Agreement at a purchase price per share equal to the volume weighted average price per share paid by Charter for shares repurchased during such immediately preceding calendar month other than (i) purchases from A/N, (ii) purchases in privately negotiated transactions or (iii) purchases for the withholding of shares of Charter Class A common stock pursuant to equity compensation programs of Charter. Charter purchased from Liberty Broadband 2.3 million and 3.2 million shares of Charter Class A common stock for approximately $1.2 billion and $1.8 billion during the three and six months ended June 30, 2022, respectively, and 1.9 million and 2.8 million shares of Charter Class A common stock for approximately $1.2 billion and $1.8 billion during the three and six months ended June 30, 2021, respectively. In July 2022, Charter purchased from Liberty Broadband an additional 0.8 million shares of Charter Class A common stock for approximately $363 million.

In December 2016, Charter and A/N entered into a letter agreement, as amended in December 2017 (the "A/N Letter Agreement"), that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter

Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis. During the three and six months ended June 30, 2022, Charter Holdings purchased from A/N 1.1 million and 1.7 million Charter Holdings common units for approximately $578 million and $994 million, respectively, and during the three and six months ended June 30, 2021, Charter Holdings purchased from A/N 0.9 million and 1.7 million Charter Holdings common units for approximately $583 million and $1.1 billion, respectively.

As of June 30, 2022, Charter had remaining board authority to purchase an additional $673 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions.

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

Free Cash Flow

Free cash flow decreased $409 million and $464 million during the three and six months ended June 30, 2022 compared to the corresponding prior periods in 2021 due to the following (dollars in millions):

	Three months ended June 30, 2022 compared to three months ended June 30, 2021 Increase / (Decrease)	Six months ended June 30, 2022 compared to six months ended June 30, 2021 Increase / (Decrease)
Increase in cash paid for taxes, net	$(396)	$(406)
Increase in capital expenditures	(312)	(348)
Increase in cash paid for interest, net	(187)	(152)
Changes in working capital, excluding change in accrued interest and taxes	(6)	(134)
Increase in Adjusted EBITDA	489	757
Other, net	3	(181)
	$(409)	$(464)

Free cash flow was reduced by $270 million and $560 million during the three and six months ended June 30, 2022, respectively, and $277 million and $461 million during the three and six months ended June 30, 2021, respectively, due to mobile impacts negatively affecting working capital, capital expenditures and Adjusted EBITDA. Cash paid for taxes, net increased as Charter has become a meaningful federal cash tax payer in 2022. Other, net for the six months ended June 30, 2022 includes the payment of a previously recorded litigation settlement with Sprint Communications Company L.P. and T-Mobile USA, Inc. See Note 10 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Limitations on Distributions

Distributions by our subsidiaries to a parent company for payment of principal on parent company notes are restricted under CCO Holdings, LLC ("CCO Holdings") indentures governing CCO Holdings' indebtedness, unless there is no default under the applicable indenture, and unless CCO Holdings' leverage ratio test is met at the time of such distribution. As of June 30, 2022, there was no default under any of these indentures, and CCO Holdings met its leverage ratio test based on June 30, 2022 financial results. There can be no assurance that CCO Holdings will satisfy its leverage ratio test at the time of the contemplated distribution.

In addition to the limitation on distributions under the various indentures, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $483 million and $601 million in cash and cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

Operating Activities. Net cash provided by operating activities decreased $369 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an increase in cash paid for taxes, changes in working capital, the payment of a previously recorded litigation settlement of $220 million and higher cash paid for interest, offset by an increase in Adjusted EBITDA of $757 million.

Investing Activities. Net cash used in investing activities was $4.1 billion and $4.0 billion for the six months ended June 30, 2022 and 2021, respectively. The increase in cash used was primarily due to an increase in capital expenditures, offset by changes in accrued expenses related to capital expenditures that increased by $253 million.

Financing Activities. Net cash used in financing activities increased $349 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to a decrease in the amount by which borrowings of long-term debt exceeded repayments offset by a decrease in the purchase of treasury stock and noncontrolling interest.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $2.2 billion and $4.1 billion for the three and six months ended June 30, 2022, respectively, and $1.9 billion and $3.7 billion for the three and six months ended June 30, 2021, respectively.  The increase was primarily due to an increase in line extensions and customer premise equipment, partly offset by decreases in scalable infrastructure and support capital. The increase in line extensions was due to continued network expansion, including to rural areas. See the table below for more details.

We currently expect full year 2022 cable capital expenditures, excluding capital expenditures associated with our rural construction initiative, to be between $7.1 billion and $7.3 billion. The actual amount of our capital expenditures in 2022 will depend on a number of factors including further spend related to product development, growth rates of both our residential and commercial businesses, supply chain timing and the pace of rural construction.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures increased by $128 million and decreased by $125 million for the six months ended June 30, 2022 and 2021, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three and six months ended June 30, 2022 and 2021.

These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer premise equipment (a)	$560	$494	$1,029	$983
Scalable infrastructure (b)	389	437	760	848
Line extensions (c)	694	400	1,236	799
Upgrade/rebuild (d)	181	161	327	306
Support capital (e)	369	389	698	766
Total capital expenditures	$2,193	$1,881	$4,050	$3,702

Capital expenditures included in total related to:
Commercial services	$376	$397	$741	$730
Mobile	$95	$124	$169	$236
Rural construction initiative (f)	$357	$—	$589	$—

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the interest rate risk as previously disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021. See Note 4 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for a discussion of notes issued during the three and six months ended June 30, 2022.

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

During the quarter ended June 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The following table presents Charter’s purchases of equity securities completed during the second quarter of 2022 (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - 30, 2022	2,482,896	$560.81	2,462,630	$1,180
May 1 - 31, 2022	2,319,413	$492.83	2,250,181	$481
June 1 - 30, 2022	2,567,980	$463.71	2,552,022	$673

(1)Includes 20,266, 69,232 and 15,958 shares withheld from employees for the payment of taxes and exercise costs upon the exercise of stock options or vesting of other equity awards for the months of April, May and June 2022, respectively.
(2)During the three months ended June 30, 2022, Charter purchased approximately 7.3 million shares of its Class A common stock for approximately $3.7 billion, which includes 2.3 million Charter class A common shares purchased from Liberty Broadband pursuant to the LBB Letter Agreement at an average price per unit of $533.28, or $1.2 billion. Charter Holdings purchased 1.1 million Charter Holdings common units from A/N at an average price per unit of $543.40, or $578 million, during the three months ended June 30, 2022. As of June 30, 2022, Charter had remaining board authority to purchase an additional $673 million of Charter’s Class A common stock and/or Charter Holdings common units. In addition to open market purchases including pursuant to Rule 10b5-1 plans adopted from time to time, Charter may also buy shares of Charter Class A common stock, from time to time, pursuant to private transactions outside of its Rule 10b5-1 plan and any such repurchases may also trigger the repurchases from A/N pursuant to and to the extent provided in the A/N Letter Agreement or Liberty Broadband pursuant to the LBB Letter Agreement.

Item 5.     Other Information.

On July 26, 2022, Charter's Board of Directors approved an amendment and restatement of the Bylaws of Charter (the “Bylaws”) reflecting certain administrative and modernizing changes. The amendments to the Bylaws, among other things, (i) expressly authorize virtual stockholder meetings and provide for related procedures, (ii) expressly authorize the Board to reschedule, postpone or cancel stockholder meetings, (iii) revise procedures and disclosure requirements for the nomination of directors and the submission of proposals for consideration at annual meetings of stockholders, (iv) address recent adoption of the universal proxy by the SEC, (v) expressly authorize the chairman of the stockholder meeting to control the conduct of the meeting, (vi) revise the notice requirements for stockholders requesting that Charter set a record date for action by written consent and (vii) reflect other administrative, modernizing, clarifying and conforming changes.

This description of the amendments to the Bylaws is qualified in its entirety by reference to the text of the Amended and Restated Bylaws, attached hereto as Exhibit 3.1 and incorporated herein by reference.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: July 29, 2022		Executive Vice President, Chief Accounting Officer and Controller

S-1

Exhibit Index

Exhibit	Description

3.1	Amended and Restated Bylaws of Charter Communications, Inc. as of July 26, 2022.
10.1
Amendment No. 2, dated as of May 26, 2022, to (i) the Amended and Restated Credit Agreement, dated as of March 18, 1999, as amended and restated on April 26, 2019 and as amended by Amendment No. 1 on October 24, 2019, by and among Charter Communications Operating, LLC, CCO Holdings, LLC, certain subsidiaries of Charter Communications Operating, LLC, the lenders party thereto and Bank of America, N.A., as administrative agent and (ii) the Amended and Restated Guarantee and Collateral Agreement, dated as of March 18, 1999, as amended and restated as of March 6, 2007, as amended and restated as of March 31, 2010, as amended and restated as of May 18, 2016 and as further amended as of January 24, 2019, by Charter Communications Operating, LLC, CCO Holdings, LLC, certain subsidiaries of Charter Communications Operating, LLC and the Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on June 2, 2022 (File No. 001-33664)).

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
101
The following financial information from Charter Communications, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022, filed with the Securities and Exchange Commission on July 29, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Shareholders' Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.

E-1