Form 10-Q
period 2022-09-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2022-10-28
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Number of shares of Class A common stock outstanding as of September 30, 2022: 155,672,281

Number of shares of Class B common stock outstanding as of September 30, 2022: 1

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2022

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2022. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “Charter,” “we,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$480	$601
Accounts receivable, less allowance for doubtful accounts of $230 and $157, respectively	2,841	2,579
Prepaid expenses and other current assets	433	386
Total current assets	3,754	3,566

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $35,414 and $34,253, respectively	35,005	34,310
Customer relationships, net of accumulated amortization of $15,177 and $14,180, respectively	3,073	4,060
Franchises	67,363	67,346
Goodwill	29,563	29,562
Total investment in cable properties, net	135,004	135,278

OTHER NONCURRENT ASSETS	4,911	3,647

Total assets	$143,669	$142,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$10,073	$9,461
Current portion of long-term debt	1,522	2,997
Total current liabilities	11,595	12,458

LONG-TERM DEBT	95,510	88,564
DEFERRED INCOME TAXES	19,153	19,096
OTHER LONG-TERM LIABILITIES	5,061	4,217

SHAREHOLDERS’ EQUITY:
Class A common stock; $0.001 par value; 900 million shares authorized;
173,847,120 and 172,741,236 shares issued, respectively	—	—
Class B common stock; $0.001 par value; 1,000 shares authorized;
1 share issued and outstanding	—	—
Preferred stock; $0.001 par value; 250 million shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	26,950	26,725
Accumulated deficit	(8,816)	(12,675)
Treasury stock at cost; 18,174,839 and no shares, respectively	(9,245)	—
Total Charter shareholders’ equity	8,889	14,050
Noncontrolling interests	3,461	4,106
Total shareholders’ equity	12,350	18,156

Total liabilities and shareholders’ equity	$143,669	$142,491

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES	$13,550	$13,146	$40,348	$38,470

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	8,247	7,958	24,574	23,551
Depreciation and amortization	2,177	2,270	6,711	7,065
Other operating (income) expenses, net	202	(9)	141	284
	10,626	10,219	31,426	30,900
Income from operations	2,924	2,927	8,922	7,570

OTHER INCOME (EXPENSES):
Interest expense, net	(1,160)	(1,016)	(3,329)	(3,003)
Other income (expenses), net	(37)	(157)	65	(237)
	(1,197)	(1,173)	(3,264)	(3,240)

Income before income taxes	1,727	1,754	5,658	4,330
Income tax expense	(360)	(347)	(1,194)	(844)
Consolidated net income	1,367	1,407	4,464	3,486
Less: Net income attributable to noncontrolling interests	(182)	(190)	(605)	(442)
Net income attributable to Charter shareholders	$1,185	$1,217	$3,859	$3,044

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$7.51	$6.69	$23.51	$16.33
Diluted	$7.38	$6.50	$23.06	$15.78

Weighted average common shares outstanding, basic	157,971,109	181,925,180	164,189,703	186,380,681
Weighted average common shares outstanding, diluted	160,638,186	187,166,071	167,351,777	197,316,667

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in millions)
Unaudited

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Charter Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity
BALANCE, December 31, 2021	$—	$—	$26,725	$(12,675)	$—	$14,050	$4,106	$18,156
Consolidated net income	—	—	—	1,203	—	1,203	186	1,389
Stock compensation expense	—	—	147	—	—	147	—	147
Exercise of stock options	—	—	1	—	—	1	—	1
Purchases of treasury stock	—	—	—	—	(3,333)	(3,333)	—	(3,333)
Purchase of noncontrolling interest, net of tax	—	—	(197)	—	—	(197)	(156)	(353)
Change in noncontrolling interest ownership, net of tax	—	—	189	—	—	189	(250)	(61)
Distributions to noncontrolling interest	—	—	—	—	—	—	(2)	(2)
BALANCE, March 31, 2022	—	—	26,865	(11,472)	(3,333)	12,060	3,884	15,944
Consolidated net income	—	—	—	1,471	—	1,471	237	1,708
Stock compensation expense	—	—	104	—	—	104	—	104
Exercise of stock options	—	—	4	—	—	4	—	4
Purchases of treasury stock	—	—	—	—	(3,687)	(3,687)	—	(3,687)
Purchase of noncontrolling interest, net of tax	—	—	(256)	—	—	(256)	(238)	(494)
Change in noncontrolling interest ownership, net of tax	—	—	183	—	—	183	(244)	(61)
Distributions to noncontrolling interest	—	—	—	—	—	—	(5)	(5)
BALANCE, June 30, 2022	—	—	26,900	(10,001)	(7,020)	9,879	3,634	13,513
Consolidated net income	—	—	—	1,185	—	1,185	182	1,367
Stock compensation expense	—	—	109	—	—	109	—	109
Purchases of treasury stock	—	—	—	—	(2,225)	(2,225)	—	(2,225)
Purchase of noncontrolling interest, net of tax	—	—	(155)	—	—	(155)	(179)	(334)
Change in noncontrolling interest ownership, net of tax	—	—	96	—	—	96	(127)	(31)
Distributions to noncontrolling interest	—	—	—	—	—	—	(49)	(49)
BALANCE, September 30, 2022	$—	$—	$26,950	$(8,816)	$(9,245)	$8,889	$3,461	$12,350

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$4,464	$3,486
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	6,711	7,065
Stock compensation expense	360	332
Noncash interest income, net	(12)	(20)
Deferred income taxes	165	668
Other, net	(113)	279
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(262)	(106)
Prepaid expenses and other assets	(96)	(127)
Accounts payable, accrued liabilities and other	(79)	436
Net cash flows from operating activities	11,138	12,013

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,456)	(5,563)
Change in accrued expenses related to capital expenditures	284	(51)
Other, net	(174)	(148)
Net cash flows from investing activities	(6,346)	(5,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	21,528	15,263
Repayments of long-term debt	(15,659)	(9,651)
Payments for debt issuance costs	(71)	(76)
Purchase of treasury stock	(9,245)	(10,834)
Proceeds from exercise of stock options	5	43
Purchase of noncontrolling interest	(1,379)	(1,500)
Distributions to noncontrolling interest	(56)	(71)
Other, net	(36)	40
Net cash flows from financing activities	(4,913)	(6,786)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(121)	(535)
CASH AND CASH EQUIVALENTS, beginning of period	601	1,001
CASH AND CASH EQUIVALENTS, end of period	$480	$466

CASH PAID FOR INTEREST	$3,251	$3,038
CASH PAID FOR TAXES	$882	$99

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

1.    Organization and Basis of Presentation

Organization

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter,” or the “Company”) is a leading broadband connectivity company and cable operator. Over an advanced high-capacity, two-way telecommunications network, the Company offers a full range of state-of-the-art residential and business services including Spectrum Internet®, TV, Mobile and Voice. For small and medium-sized companies, Spectrum Business® delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise provides highly customized, fiber-based solutions. Spectrum Reach® delivers tailored advertising and production for the modern media landscape. The Company also distributes award-winning news coverage and sports programming to its customers through Spectrum Networks.

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

Comprehensive income equaled net income attributable to Charter shareholders for the three and nine months ended September 30, 2022 and 2021.

2.    Investments

In June 2022, the Company and Comcast Corporation ("Comcast") entered into a 50/50 joint venture to develop and offer a next-generation streaming platform on a variety of streaming devices and smart TVs. Comcast licensed its streaming platform and hardware to the joint venture and contributed the retail business for XClass TVs and Xumo, a streaming service it acquired in 2020. The Company's investment is approximately $981 million with $175 million paid in June 2022 and with the remaining non-cancelable required contributions to be paid over multiple years and recorded as accrued obligations as of September 30, 2022. The Company accounts for the investment as an equity method investment and records investment income (loss) on its share of the joint venture income (loss).

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

3.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Accounts payable – trade	$740	$724
Deferred revenue	525	461
Accrued liabilities:
Programming costs	1,979	2,036
Labor	1,206	1,304
Capital expenditures	1,546	1,281
Interest	1,189	1,099
Taxes and regulatory fees	711	592
Property and casualty	499	490
Operating lease liabilities	291	269
Other	1,387	1,205
	$10,073	$9,461

4.    Long-Term Debt
A summary of our debt as of September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022			December 31, 2021
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior unsecured notes	$26,650	$26,564	$21,760	$23,950	$23,882	$24,630
Senior secured notes and debentures(a)	56,724	57,112	45,620	56,525	57,011	64,346
Credit facilities(b)	13,413	13,356	12,824	10,723	10,668	10,665
	$96,787	$97,032	$80,204	$91,198	$91,561	$99,641

(a)Includes the Company's £625 million and £650 million fixed-rate British pound sterling denominated notes (the “Sterling Notes”) remeasured using the exchange rate at the respective dates.
(b)The Company has availability under the Charter Operating credit facilities of approximately $4.6 billion as of September 30, 2022.

The estimated fair value of the Company’s senior unsecured and secured notes and debentures as of September 30, 2022 and December 31, 2021 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

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

After giving effect to the Amendment: (i) the aggregate principal amount of term A-5 loans outstanding as of September 30, 2022 is $6.0 billion with a pricing of Secured Overnight Financing Rate ("SOFR") plus 1.25%, (ii) the aggregate principal amount of term A-6 loans outstanding as of September 30, 2022 is $494 million with a pricing of SOFR plus 1.50% and (iii) the aggregate amount of the revolving credit facility increased to a total capacity of $5.5 billion and the interest rate benchmark changed from London Interbank Offering Rate ("LIBOR") to SOFR, with a pricing of SOFR plus 1.25%. The aggregate principal amount of term B-1 loans (maturing April 30, 2025) and term B-2 loans (maturing February 1, 2027) outstanding as of September 30, 2022 are $2.4 billion and $3.7 billion, respectively, with LIBOR-based pricing unchanged.

The Amendment also removed mandatory prepayment requirements upon asset sales and property or casualty insurance recoveries, made changes to the affirmative covenants, including changes to the financial reporting covenants, and made changes to the negative covenants, including removal of certain negative covenants in their entirety.

In August 2022, CCO Holdings and CCO Holdings Capital Corp. jointly issued $1.5 billion of 6.375% senior unsecured notes due September 2029 at par. The net proceeds were used for general corporate purposes, including to fund buybacks of Charter Class A common stock and Charter Holdings common units, to repay certain indebtedness and to pay related fees and expenses.

Losses on extinguishment of debt are recorded in other income (expenses), net in the consolidated statements of operations and consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
CCO Holdings notes redemption	$—	$(71)	$—	$(146)
Charter Operating credit facility refinancing	—	—	(2)	—
Time Warner Cable, LLC notes redemption	—	2	—	2
Charter Operating notes redemption	—	—	(1)	—
	$—	$(69)	$(3)	$(144)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

5.    Common Stock

The following represents the Company's purchase of Charter Class A common stock and the effect on the consolidated statements of cash flows during the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Shares	$	Shares	$	Shares	$	Shares	$
Share buybacks	5,006,943	$2,218	4,738,842	$3,584	17,597,370	$9,065	15,442,417	$10,450
Income tax withholding	14,595	7	104,949	82	304,070	180	572,869	384
Exercise cost	43,916		116,961		273,399		612,474
	5,065,454	$2,225	4,960,752	$3,666	18,174,839	$9,245	16,627,760	$10,834

Share buybacks above include shares of Charter Class A common stock purchased from Liberty Broadband Corporation (“Liberty Broadband”) as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Number of shares purchased	1,724,540	1,200,547	4,952,224	3,962,155
Amount of shares purchased	$796	$880	$2,602	$2,642

In October 2022, the Company purchased from Liberty Broadband an additional 0.5 million shares of Charter Class A common stock for approximately $183 million.

As of September 30, 2022, Charter had remaining board authority to purchase an additional $680 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. The Company also withholds shares of its Class A common stock in payment of income tax withholding owed by employees upon vesting of equity awards as well as exercise costs owed by employees upon exercise of stock options.

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

Net income of Charter Holdings attributable to A/N’s common noncontrolling interest for financial reporting purposes is based on the weighted average effective common ownership interest of approximately 11% during 2022 and 7% prior to conversion of the preferred units and 11% after conversion during 2021, and was $182 million and $604 million for the three and nine months ended September 30, 2022, respectively, and $190 million and $371 million for the three and nine months ended September 30, 2021, respectively. Net income of Charter Holdings attributable to A/N's preferred noncontrolling interest for financial reporting purposes is based on the preferred dividend which was $70 million for the nine months ended September 30, 2021. In June 2021, the Company caused the conversion of all of A/N's Charter Holdings convertible preferred units into Charter Holdings common units.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The following table represents Charter Holdings' purchase of Charter Holdings common units from A/N and the effect on total shareholders' equity during the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Number of units purchased	836,655	565,972	2,557,256	2,270,660
Amount of units purchased	$385	$410	$1,379	$1,500
Decrease in noncontrolling interest based on carrying value	$(179)	$(148)	$(573)	$(553)
Decrease in additional paid-in-capital, net of tax	$(155)	$(197)	$(608)	$(713)

Total shareholders' equity was also adjusted during the three and nine months ended September 30, 2022 and 2021 due to the changes in Charter Holdings' ownership including the impact of the preferred unit conversion in June 2021 as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Decrease in noncontrolling interest	$(127)	$(290)	$(621)	$(1,798)
Increase in additional paid-in-capital, net of tax	$96	$219	$468	$1,353

7.     Accounting for Derivative Instruments and Hedging Activities

Cross-currency derivative instruments are used to manage foreign exchange risk on the Sterling Notes by effectively converting £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The fair value of the Company's cross-currency derivatives, which are classified within Level 2 of the valuation hierarchy, was $772 million and $290 million and is included in other long-term liabilities on its consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

The effect of financial instruments are recorded in other income (expenses), net in the consolidated statements of operations and consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Change in fair value of cross-currency derivative instruments	$(322)	$(111)	$(482)	$(133)
Foreign currency remeasurement of Sterling Notes to U.S. dollars	129	47	304	26
Loss on financial instruments, net	$(193)	$(64)	$(178)	$(107)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

8.    Revenues

The Company’s revenues by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Internet	$5,571	$5,363	$16,585	$15,670
Video	4,379	4,502	13,209	13,224
Voice	391	409	1,180	1,202
Residential revenue	10,341	10,274	30,974	30,096

Small and medium business	1,082	1,062	3,221	3,116
Enterprise	673	656	2,003	1,930
Commercial revenue	1,755	1,718	5,224	5,046

Advertising sales	481	391	1,324	1,146
Mobile	750	535	2,166	1,546
Other	223	228	660	636
	$13,550	$13,146	$40,348	$38,470

As of September 30, 2022 and December 31, 2021, accounts receivable, net on the consolidated balance sheets includes approximately $492 million and $391 million of current equipment installment plan receivables, respectively, and other noncurrent assets includes approximately $225 million and $189 million of noncurrent equipment installment plan receivables, respectively.

9.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Programming	$2,871	$2,983	$8,820	$8,949
Regulatory, connectivity and produced content	587	634	1,742	1,902
Costs to service customers	1,982	1,899	5,801	5,530
Marketing	861	788	2,493	2,280
Mobile	846	607	2,403	1,765
Other	1,100	1,047	3,315	3,125
	$8,247	$7,958	$24,574	$23,551

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

10.     Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Special charges, net	$199	$(7)	$135	$242
(Gain) loss on disposal of assets, net	3	(2)	6	42
	$202	$(9)	$141	$284

Special charges, net

Special charges, net for the three and nine months ended September 30, 2022 primarily includes litigation settlements and the nine months ended September 30, 2022 also includes a $54 million gain related to the settlement of a multiemployer pension plan. For the nine months ended September 30, 2021, special charges, net includes net amounts of litigation settlements, including the $220 million settlement with Sprint Communications Company L.P. and T-Mobile USA, Inc., and employee termination costs.

11.     Other Income (Expenses), Net

Other income (expenses), net consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss on extinguishment of debt (see Note 4)	$—	$(69)	$(3)	$(144)
Loss on financial instruments, net (see Note 7)	(193)	(64)	(178)	(107)
Net periodic pension benefits (costs)	207	(15)	241	176
Gain (loss) on equity investments, net	(51)	(9)	5	(162)
	$(37)	$(157)	$65	$(237)

Net periodic pension benefits

During the three and nine months ended September 30, 2022 and nine months ended September 30, 2021, settlements for lump-sum distributions to pension plan participants exceeded the estimated annual interest cost of the plans. As a result, the pension liability and pension asset values were reassessed utilizing remeasurement date assumptions in accordance with the Company's mark-to-market pension accounting policy to record gains and losses in the period in which a remeasurement event occurs. Net periodic pension benefits includes a $189 million remeasurement gain recorded during the three and nine months ended September 30, 2022 and a $155 million remeasurement gain recorded during the nine months ended September 30, 2021 which were primarily driven by changes in the discount rate offset by losses to record assets to fair value.

Gain (loss) on equity investments, net

Gain (loss) on equity investments, net includes impairments on equity investments of approximately $165 million for the nine months ended September 30, 2021.

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	50,700	36,900	1,455,100	1,278,700
Restricted stock	—	—	6,800	4,600
Restricted stock units	175,600	8,900	618,700	363,100

Stock options and restricted stock units generally cliff vest three years from the date of grant. Stock options generally expire ten years from the grant date and restricted stock units have no voting rights. Restricted stock generally vests one year from the date of grant.

As of September 30, 2022, total unrecognized compensation remaining to be recognized in future periods totaled $268 million for stock options, $2 million for restricted stock and $329 million for restricted stock units and the weighted average period over which they are expected to be recognized is two years for stock options, seven months for restricted stock and two years for restricted stock units.

The Company recorded stock compensation expense of $109 million and $360 million for the three and nine months ended September 30, 2022, respectively, and $98 million and $332 million for the three and nine months ended September 30, 2021, respectively, which is included in operating costs and expenses.

13.    Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to Charter shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the impact of potentially dilutive securities using the treasury stock and if-converted methods and is based on the weighted average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock, restricted stock units, equity awards with market conditions and Charter Holdings convertible preferred units and common units. Charter Holdings common units of 19 million and 20 million for the three and nine months ended September 30, 2022, respectively, and 23 million and 18 million for the three and nine months ended September 30, 2021, respectively, were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The following is the computation of diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to Charter shareholders	$1,185	$1,217	$3,859	$3,044
Effect of dilutive securities:
Charter Holdings convertible preferred units	—	—	—	70
Net income attributable to Charter shareholders after assumed conversions	$1,185	$1,217	$3,859	$3,114

Denominator:
Weighted average common shares outstanding, basic	157,971,109	181,925,180	164,189,703	186,380,681
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans	2,667,077	5,240,891	3,162,074	5,158,105
Weighted average Charter Holdings convertible preferred units	—	—	—	5,777,881
Weighted average common shares outstanding, diluted	160,638,186	187,166,071	167,351,777	197,316,667

Basic earnings per common share attributable to Charter shareholders	$7.51	$6.69	$23.51	$16.33
Diluted earnings per common share attributable to Charter shareholders	$7.38	$6.50	$23.06	$15.78

14.     Contingencies

In March 2020, Charter Communications, LLC (“CC, LLC”), an indirect subsidiary of the Company, was named as a defendant in a lawsuit filed in Dallas, Texas related to the fatal stabbing of an individual in her home by an off duty CC, LLC technician: William Goff, as Personal Representative of Betty Jo McClain Thomas, deceased, et al. v. Roy James Holden, Jr. and Charter Communications, LLC, Case No. CC-20-01579-E, pending in County Court at Law No. 5 for Dallas County, Texas. The complaint alleged that CC, LLC was responsible for Mrs. Thomas' death. Following a two phase trial, the jury returned a verdict finding CC, LLC ninety percent at fault for Mrs. Thomas’ death, and awarded compensatory damages of $375 million to plaintiffs and then awarded $7.0 billion in punitive damages to plaintiffs on July 26, 2022. On October 7, 2022, plaintiffs filed a motion for a judgment that proposed a reduced total award of $1.144 billion. The trial judge signed the judgment, and CC, LLC posted a $25 million bond to stay the judgment pending appeals. CC, LLC will continue to vigorously defend this lawsuit including pursuing all available appeals.

The Company has considered various factors, including the legal and factual circumstances of the case, the trial record, the jury verdicts, the status of the proceedings, applicable law, the views of legal counsel, the court’s rulings in advance of and during the trial, along with post-trial motions of the parties in determining the various grounds for appeal that the Company expects to vigorously pursue and the likelihood of a successful appeal. Based on these factors, the Company has concluded that a loss from this case is not probable and reasonably estimable. Therefore, the Company has not accrued a liability for the adverse verdict in its financial statements as of September 30, 2022.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter”) is a leading broadband connectivity company and cable operator serving more than 32 million customers in 41 states through our Spectrum brand. Over an advanced high-capacity, two-way telecommunications network, we offer a full range of state-of-the-art residential and business services including Spectrum Internet, TV, Mobile and Voice. For small and medium-sized companies, Spectrum Business delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise provides highly customized, fiber-based solutions. Spectrum Reach delivers tailored advertising and production for the modern media landscape. We also distribute award-winning news coverage and sports programming to our customers through Spectrum Networks.

Charter is a holding company whose principal asset is a controlling equity interest in Charter Communications Holdings, LLC (“Charter Holdings”), an indirect owner of Charter Communications Operating, LLC (“Charter Operating”) under which substantially all of the operations reside. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

Overview

In 2022, we remain focused on driving customer relationship growth. Residential and small and medium business ("SMB") customer relationships increased by 17,000 during the third quarter of 2022 and 192,000 from September 30, 2021 to September 30, 2022, which excludes mobile-only customers. We continue to see lower customer move rates and switching behavior among providers, which has reduced our selling opportunities. Our rural construction initiative is underway which we expect will expand our footprint by approximately 1 million homes and businesses over the next six years, and we expect to participate in additional government subsidy programs that would further expand our footprint. We continue to evolve our network to provide increased Internet speeds and reliability and invest in our products and customer service platforms. We offer Spectrum Internet products with speeds up to 1 Gbps across our entire footprint. Our Advanced WiFi, a managed WiFi service that provides customers an optimized home network while providing greater control of their connected devices with enhanced security and privacy, is available to nearly all Internet customers. We continue to invest in our ability to provide a differentiated Internet connectivity experience for our mobile and fixed Internet customers with the availability of over 500,000 out of home WiFi access points across our footprint. In October, we introduced Spectrum One, which brings together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile™, to offer consumers faster, more reliable and secure online connections on their favorite devices at home and on the go in a high-value package. In addition, we continue to work towards the construction of our own 5G mobile data-only network leveraging the Citizens Broadband Radio Service (“CBRS”) Priority Access Licenses (“PALs”) purchased in 2020. By continually improving our product set and offering consumers the opportunity to save money by switching to our services, we believe we can continue to penetrate our expanding footprint and attract more spend on additional products for our existing customers. During the nine months ended September 30, 2022, we added 1,113,000 mobile lines and 239,000 Internet customers, and for the quarter ended September 30, 2022, we added 396,000 mobile lines and 75,000 Internet customers.

We believe Spectrum-branded mobile services will drive higher sales of our core products, create longer customer lives and increase profitability and cash flow over time. During the three and nine months ended September 30, 2022, our mobile product line increased revenues by $750 million and $2.2 billion, respectively, reduced Adjusted EBITDA by approximately $96 million and $237 million, respectively, and reduced free cash flow by approximately $208 million and $768 million, respectively. During the three and nine months ended September 30, 2021, our mobile product line increased revenues by $535 million and $1.5 billion, respectively, reduced Adjusted EBITDA by approximately $72 million and $219 million, respectively, and reduced free cash flow by approximately $145 million and $606 million, respectively. Mobile Adjusted EBITDA may continue to be negative primarily as a result of growth-related sales and marketing and other customer acquisition costs for mobile services, and depending on the pace of that growth. We also expect to continue to see negative free cash flow from the timing of device-related cash flows when we sell devices to customers pursuant to equipment installment plans and capital expenditures related to CBRS build-out.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Revenues	$13,550	$13,146	3.1%	$40,348	$38,470	4.9%
Adjusted EBITDA	$5,412	$5,286	2.4%	$16,134	$15,251	5.8%
Income from operations	$2,924	$2,927	(0.1)%	$8,922	$7,570	17.9%

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

Growth in total revenue was primarily due to growth in our residential Internet, mobile and commercial customers and price adjustments. Adjusted EBITDA growth and changes in income from operations were impacted by growth in revenue and increases in operating costs and expenses, primarily mobile, costs to service customers and marketing.

The following table summarizes our customer statistics for Internet, video, voice and mobile as of September 30, 2022 and 2021 (in thousands except per customer data and footnotes).

	Approximate as of
	September 30,
	2022 (a)	2021 (a)
Customer Relationships (b)
Residential	29,946	29,823
SMB	2,195	2,126
Total Customer Relationships	32,141	31,949

Monthly Residential Revenue per Residential Customer (c)	$115.16	$115.15
Monthly SMB Revenue per SMB Customer (d)	$164.89	$167.29

Internet
Residential	28,320	27,965
SMB	2,008	1,934
Total Internet Customers	30,328	29,899

Video
Residential	14,642	15,287
SMB	649	604
Total Video Customers	15,291	15,891

Voice
Residential	7,929	8,784
SMB	1,287	1,273
Total Voice Customers	9,216	10,057

Mobile Lines (e)
Residential	4,516	3,085
SMB	161	99
Total Mobile Lines	4,677	3,184

Enterprise Primary Service Units ("PSUs") (f)	282	269

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of September 30, 2022 and 2021, customers include approximately 151,700 and 119,200 customers, respectively, whose accounts were over 60 days past due, approximately 55,500 and 21,100 customers, respectively, whose accounts were over 90 days past due and approximately 149,300 and 31,800 customers, respectively, whose accounts were over 120 days past due. Bad debt expense associated with these past due accounts has been reflected in our consolidated statements of operations. The increase in past due accounts is predominately due to pre-existing and incremental unsubsidized amounts of customers’ bills for those customers participating in government assistance programs, including video services. These customers are downgraded to a fully subsidized Internet-only service.
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

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$13,550	$13,146	$40,348	$38,470

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	8,247	7,958	24,574	23,551
Depreciation and amortization	2,177	2,270	6,711	7,065
Other operating (income) expenses, net	202	(9)	141	284
	10,626	10,219	31,426	30,900
Income from operations	2,924	2,927	8,922	7,570

Other Income (Expenses):
Interest expense, net	(1,160)	(1,016)	(3,329)	(3,003)
Other income (expenses), net	(37)	(157)	65	(237)
	(1,197)	(1,173)	(3,264)	(3,240)

Income before income taxes	1,727	1,754	5,658	4,330
Income tax expense	(360)	(347)	(1,194)	(844)
Consolidated net income	1,367	1,407	4,464	3,486
Less: Net income attributable to noncontrolling interests	(182)	(190)	(605)	(442)

Net income attributable to Charter shareholders	$1,185	$1,217	$3,859	$3,044

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$7.51	$6.69	$23.51	$16.33
Diluted	$7.38	$6.50	$23.06	$15.78

Weighted average common shares outstanding, basic	157,971,109	181,925,180	164,189,703	186,380,681
Weighted average common shares outstanding, diluted	160,638,186	187,166,071	167,351,777	197,316,667

Revenues. Total revenues grew $404 million and $1.9 billion for the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021 primarily due to increases in the number of residential Internet, mobile and commercial customers and price adjustments.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Internet	$5,571	$5,363	3.9%	$16,585	$15,670	5.8%
Video	4,379	4,502	(2.7)%	13,209	13,224	(0.1)%
Voice	391	409	(4.6)%	1,180	1,202	(1.9)%
Residential revenue	10,341	10,274	0.7%	30,974	30,096	2.9%

Small and medium business	1,082	1,062	1.9%	3,221	3,116	3.4%
Enterprise	673	656	2.6%	2,003	1,930	3.8%
Commercial revenue	1,755	1,718	2.2%	5,224	5,046	3.5%

Advertising sales	481	391	22.9%	1,324	1,146	15.6%
Mobile	750	535	40.2%	2,166	1,546	40.1%
Other	223	228	(2.1)%	660	636	3.7%
	$13,550	$13,146	3.1%	$40,348	$38,470	4.9%

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2022 compared to three months ended September 30, 2021 Increase / (Decrease)	Nine months ended September 30, 2022 compared to nine months ended September 30, 2021 Increase / (Decrease)
Increase related to rate and product mix changes	$124	$490
Increase in average residential Internet customers	84	425
	$208	$915

The increase related to rate and product mix was primarily due to reduced bundle discounts and promotional roll-off. Residential Internet customers grew by 355,000 customers from September 30, 2021 to September 30, 2022.

Video revenues consist primarily of revenues from basic and digital video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The decrease in video revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2022 compared to three months ended September 30, 2021 Increase / (Decrease)	Nine months ended September 30, 2022 compared to nine months ended September 30, 2021 Increase / (Decrease)
Decrease in average residential video customers	$(178)	$(423)
Increase related to rate and product mix changes	55	408
	$(123)	$(15)

Residential video customers decreased by 645,000 from September 30, 2021 to September 30, 2022. The increase related to rate and product mix was primarily due to price adjustments and promotional roll-off and was partly offset by a higher mix of lower cost video packages within our video customer base.

The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2022 compared to three months ended September 30, 2021 Increase / (Decrease)	Nine months ended September 30, 2022 compared to nine months ended September 30, 2021 Increase / (Decrease)
Decrease in average residential voice customers	$(38)	$(97)
Increase related to rate	20	75
	$(18)	$(22)

Residential wireline voice customers decreased by 855,000 customers from September 30, 2021 to September 30, 2022.

The increase in SMB revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2022 compared to three months ended September 30, 2021 Increase / (Decrease)	Nine months ended September 30, 2022 compared to nine months ended September 30, 2021 Increase / (Decrease)
Increase in SMB customers	$36	$124
Decrease related to rate and product mix changes	(16)	(19)
	$20	$105

SMB customers grew by 69,000 from September 30, 2021 to September 30, 2022.

Enterprise revenues increased $17 million and $73 million during the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021 primarily due to an increase in Internet PSUs offset by a $16 million one-time benefit incurred during the three and nine months ended September 30, 2021 as well as lower wholesale PSUs. Enterprise PSUs increased 13,000 from September 30, 2021 to September 30, 2022.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues increased $90 million and $178 million during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021 primarily due to an increase in political revenue.

During the three and nine months ended September 30, 2022, mobile revenues included approximately $303 million and $894 million of device revenues, respectively, and approximately $447 million and $1.3 billion of service revenues, respectively. During the three and nine months ended September 30, 2021, mobile revenues included approximately $201 million and $643 million of device revenues, respectively, and approximately $334 million and $903 million of service revenues, respectively. The increases in revenues are a result of an increase of 1,493,000 mobile lines from September 30, 2021 to September 30, 2022.

Other revenues consist of revenue from processing fees, regional sports and news channels (excluding intercompany charges or advertising sales on those channels), subsidy revenue, home shopping, video device sales, wire maintenance fees and other miscellaneous revenues. Other revenues decreased $5 million and increased $24 million during the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021. The increase during the nine months ended September 30, 2022 compared to the corresponding prior period in 2021 is primarily due to subsidy revenue related to our rural construction initiative and an increase in processing fees offset by a decrease in sales of video devices.

Operating costs and expenses. The increase in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended September 30, 2022 compared to three months ended September 30, 2021 Increase / (Decrease)	Nine months ended September 30, 2022 compared to nine months ended September 30, 2021 Increase / (Decrease)
Programming	$(112)	$(129)
Regulatory, connectivity and produced content	(47)	(160)
Costs to service customers	83	271
Marketing	73	213
Mobile	239	638
Other	53	190
	$289	$1,023

Programming costs were approximately $2.9 billion and $3.0 billion for the three months ended September 30, 2022 and 2021, representing 35% and 37% of total operating costs and expenses, respectively, and $8.8 billion and $8.9 billion for the nine months ended September 30, 2022 and 2021, representing 36% and 38% of total operating costs and expenses, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, video on demand, and pay-per-view programming. Programming costs decreased as a result of fewer customers and a higher mix of lower cost video packages within our video customer base along with favorable one-time impacts offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent. We expect programming rates per customer will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media and broadcast station groups consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming. We have been unable to fully pass these increases on to our customers and do not expect to be able to do so in the future without a potential loss of customers.

Regulatory, connectivity and produced content decreased $47 million and $160 million during the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021 primarily due to lower costs of video devices sold to customers and regulatory pass-through fees. Regulatory, connectivity and produced content for the nine months ended September 30, 2022 compared to the corresponding prior period also decreased due to lower sports rights costs as a result of more basketball games during 2021 as compared to 2022 as the prior period had additional games due to the delayed start of the 2020 - 2021 NBA season as a result of COVID-19.

Costs to service customers increased $83 million and $271 million during the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021 primarily due to higher bad debt and higher fuel costs offset by lower labor costs as a result of productivity improvements driven by improved network performance and digital self-service platforms.

Marketing increased $73 million and $213 million during the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021 primarily due to higher labor costs associated with higher staffing levels and our commitment to a minimum $20 per hour wage in 2022 as well as insourcing of inbound sales and retention call centers.

Mobile costs of $846 million and $2.4 billion for the three and nine months ended September 30, 2022, respectively, and $607 million and $1.8 billion for the three and nine months ended September 30, 2021, respectively, were comprised of mobile device costs and mobile service, customer acquisition and operating costs. The increase is attributable to an increase in the number of mobile lines.

The increase in other expense is attributable to the following (dollars in millions):

	Three months ended September 30, 2022 compared to three months ended September 30, 2021 Increase / (Decrease)	Nine months ended September 30, 2022 compared to nine months ended September 30, 2021 Increase / (Decrease)
Corporate costs	$9	$67
Advertising sales expense	27	54
Stock compensation expense	11	28
Enterprise	11	28
Other	(5)	13
	$53	$190

Corporate costs increased during the nine months ended September 30, 2022 compared to the corresponding prior period primarily due to higher labor costs and computer and software expense. Advertising sales expense increased due to higher costs of sales fees driven by higher political revenue and higher labor costs.

Depreciation and amortization. Depreciation and amortization expense decreased by $93 million and $354 million during the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021 primarily due to certain assets acquired in acquisitions becoming fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Other operating (income) expenses, net. The change in other operating (income) expenses, net is attributable to the following (dollars in millions):

	Three months ended September 30, 2022 compared to three months ended September 30, 2021 Increase / (Decrease)	Nine months ended September 30, 2022 compared to nine months ended September 30, 2021 Increase / (Decrease)
Special charges, net	$206	$(107)
(Gain) loss on disposal of assets, net	5	(36)
	$211	$(143)

See Note 10 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Interest expense, net. Net interest expense increased by $144 million and $326 million for the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021. The increase in net interest expense is the result of an increase in weighted average debt outstanding of approximately $8.4 billion and $9.0 billion during the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021 as well as an increase in weighted average interest rates. The increase in weighted average debt outstanding is primarily due to the issuance of notes throughout 2021 and 2022.

Other income (expenses), net. The change in other income (expenses), net is attributable to the following (dollars in millions):

	Three months ended September 30, 2022 compared to three months ended September 30, 2021 Increase / (Decrease)	Nine months ended September 30, 2022 compared to nine months ended September 30, 2021 Increase / (Decrease)
Loss on extinguishment of debt (see Note 4)	$69	$141
Loss on financial instruments, net (see Note 7)	(129)	(71)
Net periodic pension benefits (costs)	222	65
Gain (loss) on equity investments, net	(42)	167
	$120	$302

See Note 11 and the Notes referenced above to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Income tax expense. We recognized income tax expense of $360 million and $1.2 billion for the three and nine months ended September 30, 2022, respectively, and $347 million and $844 million for the three and nine months ended September 30, 2021, respectively. The increase is primarily a result of decreased recognition of excess tax benefits resulting from share-based compensation during 2021 and the change in pretax income.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest for financial reporting purposes represents Advance/Newhouse Partnership's (“A/N”) portion of Charter Holdings’ net income based on its effective common unit ownership interest and the preferred dividend of $70 million for the nine months ended September 30, 2021. For more information, see Note 6 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income attributable to Charter shareholders. Net income attributable to Charter shareholders decreased $32 million and increased $815 million during the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021, primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $342 million and $1.0 billion for the three and nine months ended September 30, 2022, respectively, and $337 million and $979 million for the three and nine months ended September 30, 2021, respectively.

A reconciliation of Adjusted EBITDA and free cash flow to net income attributable to Charter shareholders and net cash flows from operating activities, respectively, is as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to Charter shareholders	$1,185	$1,217	$3,859	$3,044
Plus: Net income attributable to noncontrolling interest	182	190	605	442
Interest expense, net	1,160	1,016	3,329	3,003
Income tax expense	360	347	1,194	844
Depreciation and amortization	2,177	2,270	6,711	7,065
Stock compensation expense	109	98	360	332
Other expenses, net	239	148	76	521
Adjusted EBITDA	$5,412	$5,286	$16,134	$15,251

Net cash flows from operating activities	$3,757	$4,263	$11,138	$12,013
Less: Purchases of property, plant and equipment	(2,406)	(1,861)	(6,456)	(5,563)
Change in accrued expenses related to capital expenditures	156	74	284	(51)
Free cash flow	$1,507	$2,476	$4,966	$6,399

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

In August 2022, CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp. jointly issued $1.5 billion of 6.375% senior unsecured notes due September 2029 at par. The net proceeds were used for general corporate purposes, including to fund buybacks of Charter Class A common stock and Charter Holdings common units, to repay certain indebtedness and to pay related fees and expenses.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The principal amount of our debt as of September 30, 2022 was $96.8 billion, consisting of $13.4 billion of credit facility debt, $56.7 billion of investment grade senior secured notes and $26.7 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. As we continue to grow our market penetration of our mobile product, we will continue to experience negative working capital impacts from the timing of device-related cash flows when we sell devices to customers pursuant to equipment installment plans. Further, in 2022, Charter has become a meaningful federal cash tax payer as the majority of our net operating losses have been utilized. Free cash flow was $1.5 billion and $5.0 billion for the three and nine months ended September 30, 2022, respectively, and $2.5 billion and $6.4 billion for the three and nine months ended September 30, 2021, respectively. See table below for factors impacting free cash flow during the three and nine months ended September 30, 2022 compared to the corresponding prior periods. As of September 30, 2022, the amount available under our credit facilities was approximately $4.6 billion and cash on hand was approximately $480 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including expanding the capacity of our network, the expansion of our network through our rural broadband construction initiative, the build-out and deployment of our CBRS spectrum, and mergers and acquisitions as well as stock repurchases and dividends. Charter's target leverage of net debt to the last twelve months Adjusted EBITDA remains at 4 to 4.5 times Adjusted EBITDA, and up to 3.5 times Adjusted EBITDA at the Charter Operating first lien level. Our leverage ratio was 4.5 times Adjusted EBITDA as of September 30, 2022. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. Excluding purchases from Liberty Broadband Corporation (“Liberty Broadband”) discussed below, during the three and nine months ended September 30, 2022, Charter purchased in the public market approximately 3.3 million and 12.6 million shares of Charter Class A common stock, respectively, for approximately $1.4 billion and $6.5 billion, respectively, and during the three and nine months ended September 30, 2021, Charter purchased in the public market approximately 3.5 million and 11.5 million shares of Charter Class A common stock, respectively, for approximately $2.7 billion and $7.8 billion, respectively. Since the beginning of its buyback program in September 2016 through September 30, 2022, Charter has purchased approximately 145.7 million shares of Class A common stock and Charter Holdings common units for approximately $67.2 billion, including purchases from Liberty Broadband and A/N discussed below.

In February 2021, Charter and Liberty Broadband entered into a letter agreement (the “LBB Letter Agreement”). The LBB Letter Agreement implements Liberty Broadband’s obligations under the Amended and Restated Stockholders Agreement among Charter, Liberty Broadband and A/N, dated as of May 23, 2015 (as amended, the “Stockholders Agreement”) to participate in share repurchases by Charter. Under the LBB Letter Agreement, Liberty Broadband will sell to Charter, generally on a monthly basis, a number of shares of Charter Class A common stock representing an amount sufficient for Liberty Broadband’s ownership of Charter to be reduced such that it does not exceed the ownership cap then applicable to Liberty Broadband under the Stockholders Agreement at a purchase price per share equal to the volume weighted average price per share paid by Charter for shares repurchased during such immediately preceding calendar month other than (i) purchases from A/N, (ii) purchases in privately negotiated transactions or (iii) purchases for the withholding of shares of Charter Class A common stock pursuant to equity compensation programs of Charter. Charter purchased from Liberty Broadband 1.7 million and 5.0 million shares of Charter Class A common stock for approximately $796 million and $2.6 billion during the three and nine months ended September 30, 2022, respectively, and 1.2 million and 4.0 million shares of Charter Class A common stock for approximately $880 million and $2.6 billion during the three and nine months ended September 30, 2021, respectively. In October 2022, Charter purchased from Liberty Broadband an additional 0.5 million shares of Charter Class A common stock for approximately $183 million.

In December 2016, Charter and A/N entered into a letter agreement, as amended in December 2017 (the "A/N Letter Agreement"), that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis. During the three and nine months ended September 30, 2022, Charter Holdings purchased from A/N 0.8 million and 2.6 million Charter Holdings common units for approximately $385 million and $1.4 billion, respectively, and during the three and nine months ended September 30, 2021, Charter Holdings purchased from A/N 0.6 million and 2.3 million Charter Holdings common units for approximately $410 million and $1.5 billion, respectively.

As of September 30, 2022, Charter had remaining board authority to purchase an additional $680 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions.

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

Free Cash Flow

Free cash flow decreased $969 million and $1.4 billion during the three and nine months ended September 30, 2022 compared to the corresponding prior periods in 2021 due to the following (dollars in millions):

	Three months ended September 30, 2022 compared to three months ended September 30, 2021 Increase / (Decrease)	Nine months ended September 30, 2022 compared to nine months ended September 30, 2021 Increase / (Decrease)
Increase in capital expenditures	$(545)	$(893)
Increase in cash paid for taxes, net	(383)	(789)
Increase in cash paid for interest, net	(57)	(209)
Increase in Adjusted EBITDA	126	883
Changes in working capital, excluding change in accrued interest and taxes	96	(38)
Other, net	(206)	(387)
	$(969)	$(1,433)

Free cash flow was reduced by $208 million and $768 million during the three and nine months ended September 30, 2022, respectively, and $145 million and $606 million during the three and nine months ended September 30, 2021, respectively, due to mobile impacts negatively affecting working capital, capital expenditures and Adjusted EBITDA. The increase in capital expenditures is primarily due to the rural construction initiative of $525 million and $1.1 billion during the three and nine months ended September 30, 2022, respectively. Cash paid for taxes, net increased as Charter has become a meaningful federal cash tax payer in 2022. Other, net for the three and nine months ended September 30, 2022 includes the payment of litigation settlements including the payment of a previously recorded litigation settlement with Sprint Communications Company L.P. and T-Mobile USA, Inc for the nine months ended September 30, 2022. See Note 10 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Limitations on Distributions

Distributions by our subsidiaries to a parent company for payment of principal on parent company notes are restricted under CCO Holdings indentures governing CCO Holdings' indebtedness, unless there is no default under the applicable indenture, and unless CCO Holdings' leverage ratio test is met at the time of such distribution. As of September 30, 2022, there was no default under any of these indentures, and CCO Holdings met its leverage ratio test based on September 30, 2022 financial results. There can be no assurance that CCO Holdings will satisfy its leverage ratio test at the time of the contemplated distribution.

In addition to the limitation on distributions under the various indentures, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $480 million and $601 million in cash and cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

Operating Activities. Net cash provided by operating activities decreased $875 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to an increase in cash paid for taxes, changes in working capital, the payment of litigation settlements and higher cash paid for interest, offset by an increase in Adjusted EBITDA of $883 million.

Investing Activities. Net cash used in investing activities was $6.3 billion and $5.8 billion for the nine months ended September 30, 2022 and 2021, respectively. The increase in cash used was primarily due to an increase in capital expenditures, offset by changes in accrued expenses related to capital expenditures that increased by $335 million.

Financing Activities. Net cash used in financing activities decreased $1.9 billion during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a decrease in the purchase of treasury stock and noncontrolling interest and an increase in the amount by which borrowings of long-term debt exceeded repayments.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $2.4 billion and $6.5 billion for the three and nine months ended September 30, 2022, respectively, and $1.9 billion and $5.6 billion for the three and nine months ended September 30, 2021, respectively.  The increase was primarily due to an increase in line extensions and customer premise equipment, partly offset by a decrease in support capital. The increase in line extensions was primarily due to the rural construction initiative. See the table below for more details.

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

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures increased by $284 million and decreased by $51 million for the nine months ended September 30, 2022 and 2021, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three and nine months ended September 30, 2022 and 2021. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer premise equipment (a)	$577	$513	$1,606	$1,496
Scalable infrastructure (b)	418	375	1,178	1,223
Line extensions (c)	826	392	2,062	1,191
Upgrade/rebuild (d)	208	178	535	484
Support capital (e)	377	403	1,075	1,169
Total capital expenditures	$2,406	$1,861	$6,456	$5,563

Of which: Commercial services	$369	$353	$1,110	$1,083

Capital expenditures included in total related to:
Core cable (f)	$1,785	$1,742	$5,077	$5,208
Mobile	96	119	265	355
Rural construction initiative (g)	525	—	1,114	—
Total capital expenditures	$2,406	$1,861	$6,456	$5,563

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
(f)Core cable represents total capital expenditures excluding mobile and rural construction initiative capital expenditures.
(g)The rural construction initiative subcategory includes expenditures associated with our Rural Construction Initiative (for which separate reporting was initiated in 2022), excluding customer premise equipment and installation.

Recently Issued Accounting Standards

See Note 24 to the Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of recently issued accounting standards. There have been no material changes from the recently issued accounting standards described in our Form 10-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the interest rate risk as previously disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021. See Note 4 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for a discussion of notes issued during the three and nine months ended September 30, 2022.

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

During the quarter ended September 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The following table presents Charter’s purchases of equity securities completed during the third quarter of 2022 (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - 31, 2022	1,726,497	$464.89	1,724,115	$1,103
August 1 - 31, 2022	1,585,356	$458.11	1,540,855	$1,182
September 1 - 30, 2022	1,753,601	$407.61	1,741,973	$680

(1)Includes 2,382, 44,501 and 11,628 shares withheld from employees for the payment of taxes and exercise costs upon the exercise of stock options or vesting of other equity awards for the months of July, August and September 2022, respectively.
(2)During the three months ended September 30, 2022, Charter purchased approximately 5.0 million shares of its Class A common stock for approximately $2.2 billion, which includes 1.7 million Charter class A common shares purchased from Liberty Broadband pursuant to the LBB Letter Agreement at an average price per unit of $461.73, or $796 million. Charter Holdings purchased 0.8 million Charter Holdings common units from A/N at an average price per unit of $460.59, or $385 million, during the three months ended September 30, 2022. As of September 30, 2022, Charter had remaining board authority to purchase an additional $680 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. In addition to open market purchases including pursuant to Rule 10b5-1 plans adopted from time to time, Charter may also buy shares of Charter Class A common stock, from time to time, pursuant to private transactions outside of its Rule 10b5-1 plan and any such repurchases may also trigger the repurchases from A/N pursuant to and to the extent provided in the A/N Letter Agreement or Liberty Broadband pursuant to the LBB Letter Agreement.

Item 5.     Other Information.

On October 27, 2022, Charter and David G. Ellen, Senior Executive Vice President of Charter, entered into an amended employment agreement (the “Amendment”) to amend the Amended and Restated Employment Agreement by and between Mr. Ellen and Charter, dated as of July 1, 2021 (the “Employment Agreement” and together with the Amendment, the “Amended Agreement”). Pursuant to the Amended Agreement, Mr. Ellen has agreed to remain employed by Charter through November 30, 2023 as Senior Executive Vice President. Mr. Ellen and Charter may mutually agree to terminate the Amended Agreement before such date in addition to the other termination events provided for in the Amended Agreement. Mr. Ellen’s compensation will remain the same as provided for under the Employment Agreement. Pursuant to the Amendment, Mr. Ellen will be entitled to certain additional compensation upon the expiration of the extended term or upon termination earlier upon mutual agreement between Mr. Ellen and Charter.

A copy of the Amendment is filed herewith as Exhibit 10.6. The foregoing description of the Amended Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment that is filed as Exhibit 10.6 and the previously filed Employment Agreement that is incorporated by reference herein as Exhibit 10.5.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: October 28, 2022		Executive Vice President, Chief Accounting Officer and Controller

S-1

Exhibit Index

Exhibit	Description

4.1
Indenture, dated as of May 23, 2019, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 30, 2019).

4.2
Ninth Supplemental Indenture, dated as of August 9, 2022, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 15, 2022).

4.3	Form of 6.375% Senior Notes due 2029 (included in Exhibit 4.2 hereto).
10.1
Exchange and Registration Rights Agreement, dated August 9, 2022, relating to the 6.375% Senior Notes due 2029, among CCO Holdings, LLC, CCO Holdings Capital Corp. and Morgan Stanley & Co. LLC, as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 15, 2022).

10.2
Amended and Restated Employment Agreement, dated as of September 20, 2022, by and between Charter Communications, Inc. and Thomas M. Rutledge (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on September 21, 2022).

10.3
Amended and Restated Employment Agreement, dated as of September 20, 2022, by and between Charter Communications, Inc. and Christopher L. Winfrey (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on September 21, 2022).

10.4
Employment Agreement, dated as of September 20, 2022, by and between Charter Communications, Inc. and Richard J. DiGeronimo (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on September 21, 2022).

10.5
Employment Agreement, dated July 27, 2021, between Charter Communications, Inc. and David G. Ellen (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Charter Communications, Inc. filed on July 30, 2021 (File No. 001-33664)).

10.6	Amendment to Employment Agreement, dated as of October 27, 2022, by and between Charter Communications, Inc. and David G. Ellen.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101
The following financial information from Charter Communications, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022, filed with the Securities and Exchange Commission on October 28, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Shareholders' Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.

E-1