Form 10-Q
period 2023-03-31
CHARTER COMMUNICATIONS, INC. /MO/
filed 2023-04-28
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Number of shares of Class A common stock outstanding as of March 31, 2023: 150,575,230

Number of shares of Class B common stock outstanding as of March 31, 2023: 1

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2023

This quarterly report on Form 10-Q is for the three months ended March 31, 2023. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “Charter,” “we,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$534	$645
Accounts receivable, less allowance for doubtful accounts of $211 and $219, respectively	2,851	2,921
Prepaid expenses and other current assets	682	451
Total current assets	4,067	4,017

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $36,644 and $36,164, respectively	36,602	36,039
Customer relationships, net of accumulated amortization of $15,777 and $15,478, respectively	2,479	2,772
Franchises	67,366	67,363
Goodwill	29,563	29,563
Total investment in cable properties, net	136,010	135,737

OTHER NONCURRENT ASSETS	4,793	4,769

Total assets	$144,870	$144,523
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$10,243	$10,555
Current portion of long-term debt	1,999	1,510
Total current liabilities	12,242	12,065

LONG-TERM DEBT	95,973	96,093
DEFERRED INCOME TAXES	19,030	19,058
OTHER LONG-TERM LIABILITIES	4,723	4,758

SHAREHOLDERS’ EQUITY:
Class A common stock; $0.001 par value; 900 million shares authorized;
153,048,145 and 152,651,396 shares issued, respectively	—	—
Class B common stock; $0.001 par value; 1,000 shares authorized;
1 share issued and outstanding	—	—
Preferred stock; $0.001 par value; 250 million shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	24,138	23,940
Accumulated deficit	(13,800)	(14,821)
Treasury stock at cost; 2,472,915 and no shares, respectively	(920)	—
Total Charter shareholders’ equity	9,418	9,119
Noncontrolling interests	3,484	3,430
Total shareholders’ equity	12,902	12,549

Total liabilities and shareholders’ equity	$144,870	$144,523

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)
Unaudited

	Three Months Ended March 31,
	2023	2022
REVENUES	$13,653	$13,200

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	8,511	8,134
Depreciation and amortization	2,206	2,294
Other operating expenses, net	10	1
	10,727	10,429
Income from operations	2,926	2,771

OTHER INCOME (EXPENSES):
Interest expense, net	(1,265)	(1,060)
Other income (expenses), net	(104)	23
	(1,369)	(1,037)

Income before income taxes	1,557	1,734
Income tax expense	(374)	(345)
Consolidated net income	1,183	1,389
Less: Net income attributable to noncontrolling interests	(162)	(186)
Net income attributable to Charter shareholders	$1,021	$1,203

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$6.74	$7.05
Diluted	$6.65	$6.90

Weighted average common shares outstanding, basic	151,438,371	170,688,127
Weighted average common shares outstanding, diluted	153,538,359	174,500,472

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in millions)
Unaudited

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Charter Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity
BALANCE, December 31, 2022	$—	$—	$23,940	$(14,821)	$—	$9,119	$3,430	$12,549
Consolidated net income	—	—	—	1,021	—	1,021	162	1,183
Stock compensation expense	—	—	208	—	—	208	—	208
Exercise of stock options	—	—	2	—	—	2	—	2
Purchases of treasury stock, including excise tax	—	—	—	—	(920)	(920)	—	(920)
Purchase of noncontrolling interest, net of tax	—	—	(40)	—	—	(40)	(68)	(108)
Change in noncontrolling interest ownership, net of tax	—	—	28	—	—	28	(37)	(9)
Distributions to noncontrolling interest	—	—	—	—	—	—	(3)	(3)
BALANCE, March 31, 2023	$—	$—	$24,138	$(13,800)	$(920)	$9,418	$3,484	$12,902

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Charter Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity
BALANCE, December 31, 2021	$—	$—	$26,725	$(12,675)	$—	$14,050	$4,106	$18,156
Consolidated net income	—	—	—	1,203	—	1,203	186	1,389
Stock compensation expense	—	—	147	—	—	147	—	147
Exercise of stock options	—	—	1	—	—	1	—	1
Purchases of treasury stock	—	—	—	—	(3,333)	(3,333)	—	(3,333)
Purchase of noncontrolling interest, net of tax	—	—	(197)	—	—	(197)	(156)	(353)
Change in noncontrolling interest ownership, net of tax	—	—	189	—	—	189	(250)	(61)
Distributions to noncontrolling interest	—	—	—	—	—	—	(2)	(2)
BALANCE, March 31, 2022	$—	$—	$26,865	$(11,472)	$(3,333)	$12,060	$3,884	$15,944

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1,183	$1,389
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	2,206	2,294
Stock compensation expense	208	147
Noncash interest income, net	(3)	(3)
Deferred income taxes	(23)	38
Other, net	104	(21)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	70	49
Prepaid expenses and other assets	(336)	(185)
Accounts payable, accrued liabilities and other	(86)	(61)
Net cash flows from operating activities	3,323	3,647

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,464)	(1,857)
Change in accrued expenses related to capital expenditures	(195)	10
Other, net	(80)	60
Net cash flows from investing activities	(2,739)	(1,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	7,104	6,713
Repayments of long-term debt	(6,740)	(2,954)
Payments for debt issuance costs	(18)	(37)
Purchase of treasury stock	(912)	(3,333)
Proceeds from exercise of stock options	2	1
Purchase of noncontrolling interest	(122)	(416)
Distributions to noncontrolling interest	(3)	(2)
Other, net	(6)	(2)
Net cash flows from financing activities	(695)	(30)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(111)	1,830
CASH AND CASH EQUIVALENTS, beginning of period	645	601
CASH AND CASH EQUIVALENTS, end of period	$534	$2,431

CASH PAID FOR INTEREST	$1,189	$982
CASH PAID FOR TAXES	$61	$29

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs, pension benefits and income taxes. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform with the 2023 presentation.

Comprehensive income equaled net income attributable to Charter shareholders for the three months ended March 31, 2023 and 2022.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

2.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Accounts payable – trade	$746	$952
Deferred revenue	523	511
Accrued liabilities:
Programming costs	1,882	1,914
Labor	959	1,314
Capital expenditures	1,592	1,792
Interest	1,248	1,165
Taxes and regulatory fees	970	667
Property and casualty	502	505
Operating lease liabilities	292	295
Other	1,529	1,440
	$10,243	$10,555

3.    Long-Term Debt
A summary of our debt as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023			December 31, 2022
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior unsecured notes	$27,250	$27,159	$23,638	$26,650	$26,567	$22,426
Senior secured notes and debentures(a)	55,873	56,230	47,636	56,841	57,213	46,905
Credit facilities(b)	14,640	14,583	14,267	13,877	13,823	13,467
	$97,763	$97,972	$85,541	$97,368	$97,603	$82,798

(a)Includes the Company's £625 million fixed-rate British pound sterling denominated notes (the “Sterling Notes”) (remeasured at $771 million and $755 million as of March 31, 2023 and December 31, 2022, respectively, using the exchange rate at the respective dates) and the Company's £650 million aggregate principal amount of Sterling Notes (remeasured at $802 million and $786 million as of March 31, 2023 and December 31, 2022, respectively, using the exchange rate at the respective dates).
(b)The Company has availability under the Charter Operating credit facilities of approximately $3.3 billion as of March 31, 2023.

The estimated fair value of the Company’s senior unsecured and secured notes and debentures as of March 31, 2023 and December 31, 2022 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

In February 2023, CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp. jointly issued $1.1 billion of 7.375% senior unsecured notes due March 2031 at par. The net proceeds were used for general corporate purposes, including repaying certain indebtedness, funding buybacks of Charter Class A common stock and Charter Holdings common units and to pay related fees and expenses.

In February 2023, Charter Operating entered into an amendment to its credit agreement to replace London Interbank Offering Rate ("LIBOR") as the benchmark rate applicable to the Term B loans with Secured Overnight Financing Rate ("SOFR") and in

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

March 2023, Charter Operating entered into another amendment to its credit agreement to incur a new Term B-3 loan with an aggregate principal amount of $750 million maturing in 2030 concurrently with the cancelation of certain of Charter Operating's existing Term B-1 and B-2 loans, among other amendments. Pricing on the new Term B-3 loan is SOFR plus 2.25%. After giving effect to the amendments, the aggregate principal amount of Term B-1 loans is $2.3 billion with pricing unchanged at SOFR plus 1.75% and the aggregate principal amount of Term B-2 loans is $3.1 billion with pricing unchanged at SOFR plus 1.75%.

4.    Common Stock

The following represents the Company's purchase of Charter Class A common stock and the effect on the consolidated statements of cash flows during the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023		2022
	Shares	$	Shares	$
Share buybacks	2,304,419	$863	5,325,594	$3,172
Income tax withholding	127,815	49	264,845	161
Exercise cost	40,681		148,657
	2,472,915	$912	5,739,096	$3,333

Share buybacks above include shares of Charter Class A common stock purchased from Liberty Broadband Corporation (“Liberty Broadband”) as follows.

	Three Months Ended March 31,
	2023	2022
Number of shares purchased	120,149	970,241
Amount of shares purchased	$42	$602

As of March 31, 2023, Charter had remaining board authority to purchase an additional $305 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. The Company also withholds shares of its Class A common stock in payment of income tax withholding owed by employees upon vesting of equity awards as well as exercise costs owed by employees upon exercise of stock options.

In 2022, Charter’s board of directors approved the retirement of the then currently held treasury stock and those shares were retired as of December 31, 2022. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders’ equity.

5.    Noncontrolling Interests

Noncontrolling interests represents consolidated subsidiaries of which the Company owns less than 100%. The Company is a holding company whose principal asset is a controlling equity interest in Charter Holdings, the indirect owner of the Company’s cable systems. Noncontrolling interests on the Company’s balance sheet consist primarily of Advance/Newhouse Partnership's (“A/N”) equity interests in Charter Holdings, which is comprised of a common ownership interest.

Net income of Charter Holdings attributable to A/N’s common noncontrolling interest for financial reporting purposes is based on the weighted average effective common ownership interest of approximately 11%, and was $162 million and $186 million for the three months ended March 31, 2023 and 2022, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The following table represents Charter Holdings' purchase of Charter Holdings common units from A/N and the effect on total shareholders' equity during the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Number of units purchased	324,100	657,268
Amount of units purchased	$122	$416
Decrease in noncontrolling interest based on carrying value	$(68)	$(156)
Decrease in additional paid-in-capital, net of tax	$(40)	$(197)

Total shareholders' equity was also adjusted during the three months ended March 31, 2023 and 2022 due to the changes in Charter Holdings' ownership as follows.

	Three Months Ended March 31,
	2023	2022
Decrease in noncontrolling interest	$(37)	$(250)
Increase in additional paid-in-capital, net of tax	$28	$189

6.     Accounting for Derivative Instruments and Hedging Activities

Cross-currency derivative instruments are used to manage foreign exchange risk on the Sterling Notes by effectively converting £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The fair value of the Company's cross-currency derivatives, which are classified within Level 2 of the valuation hierarchy, was $565 million and $570 million and is included in other long-term liabilities on its consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

The effect of financial instruments are recorded in other income (expenses), net in the consolidated statements of operations and consisted of the following.

	Three Months Ended March 31,
	2023	2022
Change in fair value of cross-currency derivative instruments	$5	$(36)
Foreign currency remeasurement of Sterling Notes to U.S. dollars	(32)	50
Gain (loss) on financial instruments, net	$(27)	$14

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

7.    Revenues

The Company’s revenues by product line are as follows:

	Three Months Ended March 31,
	2023	2022
Internet	$5,718	$5,452
Video	4,254	4,346
Voice	373	391
Mobile service	497	387
Residential revenue	10,842	10,576

Small and medium business	1,091	1,070
Enterprise	682	661
Commercial revenue	1,773	1,731

Advertising sales	355	383
Other	683	510
	$13,653	$13,200

As of March 31, 2023 and December 31, 2022, accounts receivable, net on the consolidated balance sheets includes approximately $632 million and $577 million of current equipment installment plan receivables, respectively, and other noncurrent assets includes approximately $352 million and $261 million of noncurrent equipment installment plan receivables, respectively.

8.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended March 31,
	2023	2022
Programming	$2,799	$2,977
Other costs of revenue	1,328	1,108
Costs to service customers	2,095	1,959
Sales and marketing	946	880
Other expense	1,343	1,210
	$8,511	$8,134

Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand and pay-per-view programming. Other costs of revenue include costs directly related to providing Internet, video, voice and mobile services including mobile device costs, payments to franchise and regulatory authorities, payments for sports, local and news content produced by the Company and direct costs associated with selling advertising. Also included in other costs of revenue are content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games, which are recorded as games are exhibited over the contract period. Costs to service customers include costs related to field operations, network operations and customer operations for the Company’s products, including mobile, sold to non-bulk residential and SMB customers including internal and third-party labor for the non-capitalizable portion of installations, service and repairs, maintenance, bad debt expense, billing and collection, occupancy and vehicle costs. Sales and marketing costs represent the costs of selling and marketing our Internet, video, voice and mobile services to current and potential non-bulk residential and

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

SMB customers, including labor cost. Other expense includes indirect costs associated with the Company’s Spectrum Enterprise, Spectrum Reach and Spectrum Networks businesses, including sales and marketing and bad debt expenses as well as costs associated with selling to and servicing bulk properties. Other expense also includes corporate overhead and stock compensation expense, among others.

9.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the periods presented:

	Three Months Ended March 31,
	2023	2022
Special charges, net	$10	$(1)
Loss on disposal of assets, net	—	2
	$10	$1

Special charges, net primarily includes net amounts of litigation settlements and employee termination costs.

10.     Other Income (Expenses), Net

Other income (expenses), net consist of the following for the periods presented:

	Three Months Ended March 31,
	2023	2022
Gain (loss) on financial instruments, net (see Note 6)	$(27)	$14
Net periodic pension benefits	2	17
Loss on equity investments, net	(79)	(8)
	$(104)	$23

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended March 31,
	2023	2022
Stock options	4,235,700	1,372,400
Restricted stock units	1,514,400	423,600

Stock options and restricted stock units generally cliff vest three years from the date of grant. Certain stock options and restricted stock units vest based on achievement of stock price hurdles. Stock options generally expire ten years from the grant date and restricted stock units have no voting rights. Restricted stock generally vests one year from the date of grant.

As of March 31, 2023, total unrecognized compensation remaining to be recognized in future periods totaled $643 million for stock options, $0.2 million for restricted stock and $701 million for restricted stock units and the weighted average period over which they are expected to be recognized is two years for stock options, one month for restricted stock and two years for restricted stock units.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Company recorded stock compensation expense of $208 million and $147 million for the three months ended March 31, 2023 and 2022, respectively, which is included in operating costs and expenses.

12.    Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to Charter shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the impact of potentially dilutive securities using the treasury stock and if-converted methods and is based on the weighted average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock, restricted stock units, equity awards with market conditions and Charter Holdings common units. Charter Holdings common units of 18 million and 21 million for the three months ended March 31, 2023 and 2022, respectively, were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

The following is the computation of diluted earnings per common share for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to Charter shareholders	$1,021	$1,203

Denominator:
Weighted average common shares outstanding, basic	151,438,371	170,688,127
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans	2,099,988	3,812,345
Weighted average common shares outstanding, diluted	153,538,359	174,500,472

Basic earnings per common share attributable to Charter shareholders	$6.74	$7.05
Diluted earnings per common share attributable to Charter shareholders	$6.65	$6.90

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

Overview

Beginning in the first quarter of 2023, we removed separate mobile reporting, among several other changes, to better reflect the converged and integrated nature of our business and operations. We made the following changes to our reporting:

•Residential and small and medium business (“SMB”) monthly revenue per customer calculations now include mobile service revenue
•Residential mobile service revenue previously included in mobile revenue is now separately reported in residential revenue
•SMB mobile service revenue previously included in mobile revenue is now included in SMB revenue
•Mobile equipment revenue previously included in mobile revenue is now included in other revenue
•Mobile expenses are no longer reported separately and are included in applicable expense categories
•Other costs of revenue includes regulatory, connectivity and produced content costs as well as mobile device costs and direct costs associated with mobile and selling advertising
•Costs to service customers now also includes costs related to field operations, network operations and customer operations for mobile customers but no longer includes costs to service bulk properties
•Sales and marketing expense, which previously included sales and marketing for Spectrum Enterprise, Spectrum Reach and Spectrum Networks as well as costs associated with selling to and servicing bulk properties, now only consists of residential and SMB sales and marketing expenses, including sales and marketing for mobile
•Other expense now also includes sales and marketing for Spectrum Enterprise, Spectrum Reach and Spectrum Networks as well as costs associated with selling to and servicing bulk properties but no longer includes direct costs associated with selling advertising
•Reclasses within capital expenditure categories were made to reclassify all costs associated with our network evolution initiative to upgrade/rebuild
•Line extensions capital expenditures are now broken out between subsidized rural construction line extensions and other line extensions
•Subsidized rural construction initiative capital expenditures subcategory only includes rural construction projects for which we are receiving subsidies from federal, state or local governments

There were no changes to total revenue, Adjusted EBITDA, capital expenditures or net income. Prior periods have been revised to conform with the presentation noted above.

During the first quarter of 2023, we added 686,000 mobile lines, 76,000 Internet customers and 16,000 residential and SMB customer relationships, which excludes mobile-only customers. Our Spectrum One offering, which brings together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on-the-go in a high-value package, contributed to our increase in mobile lines in the first quarter. We continue to see lower customer move rates and switching behavior among providers, which has reduced our selling opportunities. We are beginning to see benefits from the targeted investments we are making in employee wages and benefits inside of our operations to build employee skill sets and tenure, as well as the continued investments in digitization of our customer service platforms and proactive maintenance, all with the goal of improving the customer experience, reducing transactions and driving customer growth and retention.

We spent $391 million on our subsidized rural construction initiative during the three months ended March 31, 2023. We expect that over time, our subsidized rural construction initiative will support customer growth, and in the first quarter of 2023, we activated approximately 44,000 subsidized rural passings. In addition, we continue to evolve and upgrade our network to provide higher Internet speeds and reliability and invest in our products and customer service platforms. We currently offer Spectrum Internet products with speeds up to 1 Gbps across our entire footprint and over the next three years, we plan to upgrade our network to provide multi-gigabit speeds. Our Advanced WiFi, a managed WiFi service that provides customers an optimized home network while providing greater control of their connected devices with enhanced security and privacy, is available to all Internet customers. We continue to invest in our ability to provide a differentiated Internet connectivity experience for our mobile and fixed Internet customers with increasing availability of out-of-home WiFi access points across our footprint. In addition, we continue to work towards the construction of our own 5G mobile data-only network leveraging our Citizen Broadband Radio Service ("CBRS") Priority Access Licenses. By continually improving our product set and offering consumers the opportunity to save money by switching to our services, we believe we can continue to penetrate our expanding footprint and capture more spend on additional products for our existing customers.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended March 31,
	2023	2022	% Change
Revenues	$13,653	$13,200	3.4%
Adjusted EBITDA	$5,350	$5,213	2.6%
Income from operations	$2,926	$2,771	5.6%

Adjusted EBITDA is defined as net income attributable to Charter shareholders plus net income attributable to noncontrolling interest, interest expense, net, income taxes, depreciation and amortization, stock compensation expense, other income (expenses), net and other operating (income) expenses, net, such as special charges and (gain) loss on sale or retirement of assets. See “Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.

Growth in total revenue was primarily due to pass-through of programming cost increases to video customers and other price adjustments and growth in our residential mobile, Internet and commercial customers. Adjusted EBITDA growth and changes in income from operations were impacted by growth in revenue and increases in operating costs and expenses, primarily other costs of revenue and costs to service customers partly offset by a decrease in programming expense.

The following table summarizes our customer statistics for Internet, video, voice and mobile as of March 31, 2023 and 2022 (in thousands except per customer data and footnotes).

	Approximate as of
	March 31,
	2023 (a)	2022 (a)
Customer Relationships (b)
Residential	29,996	30,035
SMB	2,215	2,163
Total Customer Relationships	32,211	32,198

Monthly Residential Revenue per Residential Customer (c)	$120.56	$117.58
Monthly SMB Revenue per SMB Customer (d)	$164.58	$165.58

Internet
Residential	28,479	28,301
SMB	2,030	1,973
Total Internet Customers	30,509	30,274

Video
Residential	14,260	15,093
SMB	646	628
Total Video Customers	14,906	15,721

Voice
Residential	7,473	8,465
SMB	1,290	1,288
Total Voice Customers	8,763	9,753

Mobile Lines (e)
Residential	5,782	3,805
SMB	196	132
Total Mobile Lines	5,978	3,937

Enterprise Primary Service Units ("PSUs") (f)	288	274

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of March 31, 2023 and 2022, customers include approximately 119,800 and 132,500 customers, respectively, whose accounts were over 60 days past due, approximately 42,100 and 29,000 customers, respectively, whose accounts were over 90 days past due and approximately 217,800 and 74,500 customers, respectively, whose accounts were over 120 days past due. Bad debt expense associated with these past due accounts has been reflected in our consolidated statements of operations. The increase in accounts past due is predominately due to pre-existing and incremental unsubsidized amounts of customers’ bills for those customers participating in government assistance programs, including video services. These customers are downgraded to a fully subsidized Internet-only service.
(b)Customer relationships include the number of customers that receive one or more levels of service, encompassing Internet, video, voice and mobile services, without regard to which service(s) such customers receive. Customers who reside in residential multiple dwelling units (“MDUs”) and that are billed under bulk contracts are counted based on the number of billed units within each bulk MDU. Total customer relationships exclude enterprise and mobile-only customer relationships.
(c)Monthly residential revenue per residential customer is calculated as total residential quarterly revenue divided by three divided by average residential customer relationships during the respective quarter and excludes mobile-only customers.
(d)Monthly SMB revenue per SMB customer is calculated as total SMB quarterly revenue divided by three divided by average SMB customer relationships during the respective quarter and excludes mobile-only customers.

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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K. There have been no material changes from the critical accounting policies described in our Form 10-K.

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions, except per share data):

	Three Months Ended March 31,
	2023	2022
Revenues	$13,653	$13,200

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	8,511	8,134
Depreciation and amortization	2,206	2,294
Other operating expenses, net	10	1
	10,727	10,429
Income from operations	2,926	2,771

Other Income (Expenses):
Interest expense, net	(1,265)	(1,060)
Other income (expenses), net	(104)	23
	(1,369)	(1,037)

Income before income taxes	1,557	1,734
Income tax expense	(374)	(345)
Consolidated net income	1,183	1,389
Less: Net income attributable to noncontrolling interests	(162)	(186)

Net income attributable to Charter shareholders	$1,021	$1,203

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$6.74	$7.05
Diluted	$6.65	$6.90

Weighted average common shares outstanding, basic	151,438,371	170,688,127
Weighted average common shares outstanding, diluted	153,538,359	174,500,472

Revenues. Total revenues grew $453 million for the three months ended March 31, 2023 compared to the corresponding period in 2022 primarily due to price adjustments and increases in the number of residential mobile, Internet and commercial customers.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended March 31,
	2023	2022	% Change
Internet	$5,718	$5,452	4.9%
Video	4,254	4,346	(2.1)%
Voice	373	391	(4.6)%
Mobile service	497	387	28.3%
Residential revenue	10,842	10,576	2.5%

Small and medium business	1,091	1,070	2.0%
Enterprise	682	661	3.1%
Commercial revenue	1,773	1,731	2.4%

Advertising sales	355	383	(7.2)%
Other	683	510	34.0%
	$13,653	$13,200	3.4%

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2023 compared to three months ended March 31, 2022 Increase / (Decrease)
Increase related to rate and product mix changes	$226
Increase in average residential Internet customers	40
$266

The increase related to rate and product mix was primarily due to promotional roll-off and rate adjustments. Residential Internet customers grew by 178,000 customers from March 31, 2022 to March 31, 2023.

Video revenues consist primarily of revenues from video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The decrease in video revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2023 compared to three months ended March 31, 2022 Increase / (Decrease)
Decrease in average residential video customers	$(223)
Increase related to rate and product mix changes	131
$(92)

Residential video customers decreased by 833,000 from March 31, 2022 to March 31, 2023. The increase related to rate and product mix was primarily due to pass-through of programming cost increases and promotional roll-off and was partly offset by a higher mix of lower cost video packages within our video customer base.

The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2023 compared to three months ended March 31, 2022 Increase / (Decrease)
Decrease in average residential voice customers	$(44)
Increase related to rate	26
$(18)

Residential wireline voice customers decreased by 992,000 customers from March 31, 2022 to March 31, 2023.

Residential mobile service revenues increased $110 million during the three months ended March 31, 2023 compared to the corresponding period in 2022 primarily due to an increase of 1,977,000 mobile lines from March 31, 2022 to March 31, 2023.

The increase in SMB revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2023 compared to three months ended March 31, 2022 Increase / (Decrease)
Increase in SMB customers	$28
Decrease related to rate and product mix changes	(7)
$21

SMB customers grew by 52,000 from March 31, 2022 to March 31, 2023.

Enterprise revenues increased $21 million during the three months ended March 31, 2023 compared to the corresponding period in 2022 primarily due to an increase in Internet PSUs partly offset by lower wholesale PSUs. Enterprise PSUs increased 14,000 from March 31, 2022 to March 31, 2023.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues decreased $28 million during the three months ended March 31, 2023 as compared to the corresponding period in 2022 primarily due to a decrease in political and local ad revenue partly offset by higher advanced advertising.

Other revenues consist of revenue from mobile and video device sales, processing fees, regional sports and news channels (excluding intercompany charges or advertising sales on those channels), subsidy revenue, home shopping, wire maintenance fees and other miscellaneous revenues. Other revenues increased $173 million during the three months ended March 31, 2023 compared to the corresponding period in 2022 primarily due to higher mobile device sales.

Operating costs and expenses. The increase in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

Three months ended March 31, 2023 compared to three months ended March 31, 2022 Increase / (Decrease)
Programming	$(178)
Other costs of revenue	220
Costs to service customers	136
Sales and marketing	66
Other	133
$377

Programming costs were approximately $2.8 billion and $3.0 billion for the three months ended March 31, 2023 and 2022, representing 33% and 37% of total operating costs and expenses, respectively. Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand, and pay-per-view programming. Programming costs decreased as a result of fewer customers and a higher mix of lower cost video packages within our video customer base partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent. First quarter 2023 programming costs include $50 million of favorable adjustments, which is similar in size to sports network rebates and other favorable adjustments in the first quarter of 2022.

Other costs of revenue increased $220 million during the three months ended March 31, 2023 compared to the corresponding period in 2022 primarily due to higher mobile device sales and higher other mobile direct costs due to an increase in mobile lines.

Costs to service customers increased $136 million during the three months ended March 31, 2023 compared to the corresponding period in 2022 primarily due to adjustments to job structure, pay and benefits to build a more skilled and longer tenured workforce resulting in lower frontline employee attrition compared to 2022, and additional activity to support the accelerated growth of Spectrum Mobile.

Sales and marketing increased $66 million during the three months ended March 31, 2023 compared to the corresponding period in 2022 primarily due to higher staffing across sales channels and the accelerated growth of Spectrum Mobile.

The increase in other expense is attributable to the following (dollars in millions):

Three months ended March 31, 2023 compared to three months ended March 31, 2022 Increase / (Decrease)
Stock compensation expense	$61
Corporate costs	36
Enterprise	14
Other	22
$133

Stock compensation expense increased during the three months ended March 31, 2023 compared to the corresponding prior period primarily due to an increase in equity awards granted. Corporate and enterprise costs increased primarily due to higher labor costs.

Depreciation and amortization. Depreciation and amortization expense decreased by $88 million during the three months ended March 31, 2023 compared to the corresponding period in 2022 primarily due to certain assets acquired in acquisitions becoming fully depreciated partly offset by an increase in depreciation as a result of more recent capital expenditures.

Other operating expenses, net. The change in other operating expenses, net is attributable to the following (dollars in millions):

Three months ended March 31, 2023 compared to three months ended March 31, 2022 Increase / (Decrease)
Special charges, net	$11
Loss on disposal of assets, net	(2)
$9

See Note 9 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Interest expense, net. Net interest expense increased by $205 million for the three months ended March 31, 2023, compared to the corresponding period in 2022. The increase in net interest expense is the result of an increase in weighted average interest rates as well as an increase in weighted average debt outstanding of approximately $4.7 billion during the three months ended March 31, 2023 compared to the corresponding period in 2022. The increase in weighted average debt outstanding is primarily due to the issuance of notes throughout 2022 and 2023.

Other income (expenses), net. The change in other income (expenses), net is attributable to the following (dollars in millions):

Three months ended March 31, 2023 compared to three months ended March 31, 2022 Increase / (Decrease)
Gain (loss) on financial instruments, net (see Note 6)	$(41)
Net periodic pension benefits	(15)
Loss on equity investments, net	(71)
$(127)

See Note 10 and the Note referenced above to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Income tax expense. We recognized income tax expense of $374 million and $345 million for the three months ended March 31, 2023 and 2022, respectively. The increase is primarily a result of decreased recognition of excess tax benefits resulting from share-based compensation partly offset by lower pretax income.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest for financial reporting purposes represents Advance/Newhouse Partnership's (“A/N”) portion of Charter Holdings’ net income based on its effective common unit ownership interest. For more information, see Note 5 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income attributable to Charter shareholders. Net income attributable to Charter shareholders decreased $182 million during the three months ended March 31, 2023 compared to the corresponding period in 2022, primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $374 million and $342 million for the three months ended March 31, 2023 and 2022, respectively.

A reconciliation of Adjusted EBITDA and free cash flow to net income attributable to Charter shareholders and net cash flows from operating activities, respectively, is as follows (dollars in millions):

	Three Months Ended March 31,
	2023	2022
Net income attributable to Charter shareholders	$1,021	$1,203
Plus: Net income attributable to noncontrolling interest	162	186
Interest expense, net	1,265	1,060
Income tax expense	374	345
Depreciation and amortization	2,206	2,294
Stock compensation expense	208	147
Other, net	114	(22)
Adjusted EBITDA	$5,350	$5,213

Net cash flows from operating activities	$3,323	$3,647
Less: Purchases of property, plant and equipment	(2,464)	(1,857)
Change in accrued expenses related to capital expenditures	(195)	10
Free cash flow	$664	$1,800

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

In February 2023, CCO Holdings, LLC (“CCO Holdings”) and CCO Holdings Capital Corp. jointly issued $1.1 billion of 7.375% senior unsecured notes due March 2031 at par. The net proceeds were used for general corporate purposes, including repaying certain indebtedness, funding buybacks of Charter Class A common stock and Charter Holdings common units and to pay related fees and expenses.

In February 2023, Charter Operating entered into an amendment to its credit agreement to replace London Interbank Offering Rate (“LIBOR”) as the benchmark rate applicable to the Term B loans with Secured Overnight Financing Rate (“SOFR”) and in March 2023, Charter Operating entered into another amendment to its credit agreement to incur a new Term B-3 loan with an aggregate principal amount of $750 million maturing in 2030 concurrently with the cancelation of certain of Charter Operating's existing Term B-1 and B-2 loans, among other amendments. Pricing on the new Term B-3 loan is SOFR plus 2.25%. After giving effect to the amendments, the aggregate principal amount of Term B-1 loans is $2.3 billion with pricing unchanged at SOFR plus 1.75% and the aggregate principal amount of Term B-2 loans is $3.1 billion with pricing unchanged at SOFR plus 1.75%.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The principal amount of our debt as of March 31, 2023 was $97.8 billion, consisting of $14.6 billion of credit facility debt, $55.9 billion of investment grade senior secured notes and $27.3 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. As we continue to grow our market penetration of our mobile product, we will continue to experience negative working capital impacts from the timing of device-related cash flows when we sell devices to customers pursuant to equipment installment plans. Further, in 2022, Charter became a meaningful federal cash tax payer as the majority of our net operating losses have been utilized. Free cash flow was $664 million and $1.8 billion for the three months ended March 31, 2023 and 2022, respectively. See the table below for factors impacting free cash flow during the three months ended March 31, 2023 compared to the corresponding prior period. As of March 31, 2023, the amount available under our credit facilities was approximately $3.3 billion and cash on hand was approximately $534 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including our network evolution and expansion initiatives, the build-out and deployment of our CBRS spectrum, and mergers and acquisitions as well as stock repurchases and dividends. Charter's target leverage of net debt to the last twelve months Adjusted EBITDA remains at 4 to 4.5 times Adjusted EBITDA, and up to 3.5 times Adjusted EBITDA at the Charter Operating first lien level. Our leverage ratio was 4.5 times Adjusted EBITDA as of March 31, 2023. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. Excluding purchases from Liberty Broadband Corporation (“Liberty Broadband”) discussed below, during the three months ended March 31, 2023 and 2022, Charter purchased in the public market approximately 2.2 million and 4.4 million shares of Charter Class A common stock, respectively, for approximately $821 million and $2.6 billion, respectively. Since the beginning of its buyback program in September 2016 through March 31, 2023, Charter has purchased approximately 152.0 million shares of Class A common stock and Charter Holdings common units for approximately $69.4 billion, including purchases from Liberty Broadband and A/N discussed below.

In February 2021, Charter and Liberty Broadband entered into a letter agreement (the “LBB Letter Agreement”). The LBB Letter Agreement implements Liberty Broadband’s obligations under the Amended and Restated Stockholders Agreement among Charter, Liberty Broadband and A/N, dated as of May 23, 2015 (as amended, the “Stockholders Agreement”) to participate in share repurchases by Charter. Under the LBB Letter Agreement, Liberty Broadband will sell to Charter, generally on a monthly basis, a number of shares of Charter Class A common stock representing an amount sufficient for Liberty Broadband’s ownership of Charter to be reduced such that it does not exceed the ownership cap then applicable to Liberty Broadband under the Stockholders Agreement at a purchase price per share equal to the volume weighted average price per share paid by Charter for shares repurchased during such immediately preceding calendar month other than (i) purchases from A/N, (ii) purchases in privately negotiated transactions or (iii) purchases for the withholding of shares of Charter Class A common stock pursuant to equity compensation programs of Charter. Charter purchased from Liberty Broadband 0.1 million and 1.0 million shares of Charter Class A common stock for approximately $42 million and $602 million during the three months ended March 31, 2023 and 2022, respectively.

In December 2016, Charter and A/N entered into a letter agreement, as amended in December 2017 (the “A/N Letter Agreement”), that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis. During the three months ended March 31, 2023 and 2022, Charter Holdings purchased from A/N 0.3 million and 0.7 million Charter Holdings common units for approximately $122 million and $416 million, respectively.

As of March 31, 2023, Charter had remaining board authority to purchase an additional $305 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions.

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

Free Cash Flow

Free cash flow decreased $1.1 billion during the three months ended March 31, 2023 compared to the corresponding prior period in 2022 due to the following (dollars in millions):

Three months ended March 31, 2023 compared to three months ended March 31, 2022 Increase / (Decrease)
Changes in working capital, excluding change in accrued interest and taxes	$(653)
Increase in capital expenditures	(607)
Increase in cash paid for interest, net	(203)
Increase in cash paid for taxes, net	(19)
Increase in Adjusted EBITDA	137
Other, net	209
$(1,136)

Limitations on Distributions

Distributions by our subsidiaries to a parent company for payment of principal on parent company notes are restricted under CCO Holdings indentures governing CCO Holdings' indebtedness, unless there is no default under the applicable indenture, and unless CCO Holdings' leverage ratio test is met at the time of such distribution. As of March 31, 2023, there was no default under any of these indentures, and CCO Holdings met its leverage ratio test based on March 31, 2023 financial results. There can be no assurance that CCO Holdings will satisfy its leverage ratio test at the time of the contemplated distribution.

In addition to the limitation on distributions under the various indentures, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $534 million and $645 million in cash and cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

Operating Activities. Net cash provided by operating activities decreased $324 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an increase in cash paid for interest and changes in working capital, partly offset by an increase in Adjusted EBITDA of $137 million.

Investing Activities. Net cash used in investing activities was $2.7 billion and $1.8 billion for the three months ended March 31, 2023 and 2022, respectively. The increase in cash used was primarily due to an increase in capital expenditures and changes in accrued expenses related to capital expenditures that increased by $205 million.

Financing Activities. Net cash used in financing activities increased $665 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a decrease in the amount by which borrowings of long-term debt exceeded repayments, partly offset by a decrease in the purchase of treasury stock and noncontrolling interest.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $2.5 billion and $1.9 billion for the three months ended March 31, 2023 and 2022, respectively.  The increase was primarily due to an increase in line extensions in connection with our subsidized rural construction initiative and continued residential and commercial network expansion. The increase in capital expenditures excluding line extensions was primarily driven by higher spend on network evolution, customer premise equipment and support capital. See the table below for more details.

We currently expect full year 2023 capital expenditures, excluding line extensions, to be between $6.5 billion and $6.8 billion. We expect 2023 line extensions capital expenditures to be approximately $4 billion. The actual amount of capital expenditures in 2023 will depend on a number of factors including, but not limited to, the pace of our network evolution and expansion initiatives, supply chain timing and growth rates in our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures decreased by $195 million and increased by $10 million for the three months ended March 31, 2023 and 2022, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three months ended March 31, 2023 and 2022. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended March 31,
	2023	2022
Customer premise equipment (a)	$537	$469
Scalable infrastructure (b)	354	359
Upgrade/rebuild (c)	289	159
Support capital (d)	394	329
Capital expenditures, excluding line extensions	1,574	1,316

Subsidized rural construction line extensions	371	192
Other line extensions	519	349
Total line extensions (e)	890	541
Total capital expenditures	$2,464	$1,857

Of which:
Commercial services	$367	$365
Subsidized rural construction initiative (f)	$391	$201
Mobile	$77	$74

(a)Customer premise equipment includes equipment and devices located at the customer's premise used to deliver our Internet, video and voice services (e.g., modems, routers and set-top boxes), as well as installation costs.
(b)Scalable infrastructure includes costs, not related to customer premise equipment or our network, to secure growth of new customers or provide service enhancements (e.g., headend equipment).
(c)Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including our network evolution initiative which started in 2022.
(d)Support capital includes costs associated with the replacement or enhancement of non-network assets (e.g., back-office systems, non-network equipment, land and buildings, vehicles, tools and test equipment).
(e)Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(f)The subsidized rural construction initiative subcategory includes projects for which we are receiving subsidies from federal, state and local governments (for which separate reporting was initiated in 2022), excluding customer premise equipment and installation.

Recently Issued Accounting Standards

See Note 22 to the Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of recently issued accounting standards. There have been no material changes from the recently issued accounting standards described in our Form 10-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the interest rate risk as previously disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022. See Note 3 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for a discussion of notes issued during the three months ended March 31, 2023.

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

During the quarter ended March 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

See Note 20 to the Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of legal proceedings. There have been no material changes from the legal proceedings described in our Form 10-K.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2022 includes "Risk Factors" under Item 1A of Part I. There have been no material changes from the risk factors described in our Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The following table presents Charter’s purchases of equity securities completed during the first quarter of 2023 (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - 31, 2023	1,130,701	$369.43	1,002,815	$771
February 1 - 28, 2023	840,442	$394.80	814,638	$427
March 1 - 31, 2023	501,772	$354.90	486,966	$305

(1)Includes 127,886, 25,804 and 14,806 shares withheld from employees for the payment of taxes and exercise costs upon the exercise of stock options or vesting of other equity awards for the months of January, February and March 2023, respectively.
(2)During the three months ended March 31, 2023, Charter purchased approximately 2.3 million shares of its Class A common stock for approximately $863 million, which includes 0.1 million Charter class A common shares purchased from Liberty Broadband pursuant to the LBB Letter Agreement at an average price per unit of $345.53, or $42 million. Charter Holdings purchased 0.3 million Charter Holdings common units from A/N at an average price per unit of $376.32, or $122 million, during the three months ended March 31, 2023. As of March 31, 2023, Charter had remaining board authority to purchase an additional $305 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. In addition to open market purchases including pursuant to Rule 10b5-1 plans adopted from time to time, Charter may also buy shares of Charter Class A common stock, from time to time, pursuant to private transactions outside of its Rule 10b5-1 plan and any such repurchases may also trigger the repurchases from A/N pursuant to and to the extent provided in the A/N Letter Agreement or Liberty Broadband pursuant to the LBB Letter Agreement.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: April 28, 2023		Executive Vice President, Chief Accounting Officer and Controller

S-1

Exhibit Index

Exhibit	Description

4.1
Indenture, dated as of May 23, 2019, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 30, 2019).

4.2
Tenth Supplemental Indenture, dated as of February 13, 2023, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 16, 2023).

4.3	Form of 7.375% Senior Notes due 2031 (included in Exhibit 4.2 hereto).
10.1
Exchange and Registration Rights Agreement, dated February 13, 2023, relating to the 7.375% Senior Notes due 2031, among CCO Holdings, LLC, CCO Holdings Capital Corp. and Morgan Stanley & Co. LLC, as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 16, 2023).

10.2
Amendment No. 3, dated as of February 10, 2023, to the Amended and Restated Credit Agreement, dated as of March 18, 1999, as amended and restated on April 26, 2019, as amended by Amendment No. 1 on October 24, 2019 and as further amended by Amendment No. 2 on May 26, 2022, by and among Charter Communications Operating, LLC, CCO Holdings, LLC, certain of Charter Communications Operating, LLC’s subsidiaries, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 16, 2023).

10.3	Amendment No. 4 to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on March 29, 2023).
10.4	Form of Performance-Vesting Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 24, 2023).
10.5	Form of Performance-Vesting Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 24, 2023).
10.6
Amendment to Amended and Restated Employment Agreement dated as of February 22, 2023 by and between Charter Communications Inc. and Christopher L. Winfrey (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 24, 2023).

10.7
Amendment to Employment Agreement dated as of February 22, 2023 by and between Charter Communications Inc. and Richard J. DiGeronimo (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 24, 2023).

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
101
The following financial information from Charter Communications, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, filed with the Securities and Exchange Commission on April 28, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Shareholders' Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.

E-1