Form 10-Q
period 2024-06-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2024-07-26
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Number of shares of Class A common stock outstanding as of June 30, 2024: 142,741,186

Number of shares of Class B common stock outstanding as of June 30, 2024: 1

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2024

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2024. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “Charter,” “we,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$602	$709
Accounts receivable, less allowance for doubtful accounts of $188 and $268, respectively	3,000	2,965
Prepaid expenses and other current assets	531	458
Total current assets	4,133	4,132

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $38,362 and $37,751, respectively	41,256	39,520
Customer relationships, net of accumulated amortization of $16,966 and $16,523, respectively	1,319	1,745
Franchises	67,444	67,396
Goodwill	29,668	29,668
Total investment in cable properties, net	139,687	138,329

OTHER NONCURRENT ASSETS	4,791	4,732

Total assets	$148,611	$147,193
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued and other current liabilities	$10,726	$11,214
Current portion of long-term debt	—	2,000
Total current liabilities	10,726	13,214

LONG-TERM DEBT	96,692	95,777
EQUIPMENT INSTALLMENT PLAN FINANCING FACILITY	873	—
DEFERRED INCOME TAXES	18,927	18,954
OTHER LONG-TERM LIABILITIES	4,679	4,530

SHAREHOLDERS’ EQUITY:
Class A common stock; $0.001 par value; 900 million shares authorized;
145,630,393 and 145,225,458 shares issued, respectively	—	—
Class B common stock; $0.001 par value; 1,000 shares authorized;
1 share issued and outstanding	—	—
Preferred stock; $0.001 par value; 250 million shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	23,681	23,346
Accumulated deficit	(9,923)	(12,260)
Treasury stock at cost; 2,889,207 and no shares, respectively	(879)	—
Total Charter shareholders’ equity	12,879	11,086
Noncontrolling interests	3,835	3,632
Total shareholders’ equity	16,714	14,718

Total liabilities and shareholders’ equity	$148,611	$147,193

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES	$13,685	$13,659	$27,364	$27,312

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	8,173	8,305	16,569	16,816
Depreciation and amortization	2,170	2,172	4,360	4,378
Other operating (income) expenses, net	79	(58)	41	(48)
	10,422	10,419	20,970	21,146
Income from operations	3,263	3,240	6,394	6,166

OTHER INCOME (EXPENSES):
Interest expense, net	(1,328)	(1,298)	(2,644)	(2,563)
Other expenses, net	(85)	(85)	(174)	(189)
	(1,413)	(1,383)	(2,818)	(2,752)

Income before income taxes	1,850	1,857	3,576	3,414
Income tax expense	(427)	(444)	(873)	(818)
Consolidated net income	1,423	1,413	2,703	2,596
Less: Net income attributable to noncontrolling interests	(192)	(190)	(366)	(352)
Net income attributable to Charter shareholders	$1,231	$1,223	$2,337	$2,244

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$8.58	$8.15	$16.24	$14.89
Diluted	$8.49	$8.05	$16.03	$14.69

Weighted average common shares outstanding, basic	143,329,828	150,091,880	143,920,073	150,761,406
Weighted average common shares outstanding, diluted	144,914,860	151,975,698	145,742,397	152,727,540

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in millions)
Unaudited

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Charter Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity
BALANCE, December 31, 2023	$—	$—	$23,346	$(12,260)	$—	$11,086	$3,632	$14,718
Consolidated net income	—	—	—	1,106	—	1,106	174	1,280
Stock compensation expense	—	—	214	—	—	214	—	214
Exercise of stock options	—	—	2	—	—	2	—	2
Purchases of treasury stock, including excise tax	—	—	—	—	(516)	(516)	—	(516)
Purchase of noncontrolling interest, net of tax	—	—	(28)	—	—	(28)	(58)	(86)
Change in noncontrolling interest ownership, net of tax	—	—	10	—	—	10	(13)	(3)
Distributions to noncontrolling interest	—	—	—	—	—	—	(3)	(3)
BALANCE, March 31, 2024	—	—	23,544	(11,154)	(516)	11,874	3,732	15,606
Consolidated net income	—	—	—	1,231	—	1,231	192	1,423
Stock compensation expense	—	—	153	—	—	153	—	153
Purchases of treasury stock, including excise tax	—	—	—	—	(363)	(363)	—	(363)
Purchase of noncontrolling interest, net of tax	—	—	(4)	—	—	(4)	(42)	(46)
Change in noncontrolling interest ownership, net of tax	—	—	(12)	—	—	(12)	14	2
Distributions to noncontrolling interest	—	—	—	—	—	—	(61)	(61)
BALANCE, June 30, 2024	$—	$—	$23,681	$(9,923)	$(879)	$12,879	$3,835	$16,714

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Charter Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity
BALANCE, December 31, 2022	$—	$—	$23,940	$(14,821)	$—	$9,119	$3,430	$12,549
Consolidated net income	—	—	—	1,021	—	1,021	162	1,183
Stock compensation expense	—	—	208	—	—	208	—	208
Exercise of stock options	—	—	2	—	—	2	—	2
Purchases of treasury stock, including excise tax	—	—	—	—	(920)	(920)	—	(920)
Purchase of noncontrolling interest, net of tax	—	—	(40)	—	—	(40)	(68)	(108)
Change in noncontrolling interest ownership, net of tax	—	—	28	—	—	28	(37)	(9)
Distributions to noncontrolling interest	—	—	—	—	—	—	(3)	(3)
BALANCE, March 31, 2023	—	—	24,138	(13,800)	(920)	9,418	3,484	12,902
Consolidated net income	—	—	—	1,223	—	1,223	190	1,413
Stock compensation expense	—	—	168	—	—	168	—	168
Exercise of stock options	—	—	3	—	—	3	—	3
Purchases of treasury stock	—	—	—	—	(330)	(330)	—	(330)
Purchase of noncontrolling interest, net of tax	—	—	(16)	—	—	(16)	(34)	(50)
Change in noncontrolling interest ownership, net of tax	—	—	(6)	—	—	(6)	7	1
Distributions to noncontrolling interest	—	—	—	—	—	—	(80)	(80)
BALANCE, June 30, 2023	$—	$—	$24,287	$(12,577)	$(1,250)	$10,460	$3,567	$14,027

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$2,703	$2,596
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	4,360	4,378
Stock compensation expense	367	376
Noncash interest, net	16	4
Deferred income taxes	(13)	(63)
Other, net	105	187
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(33)	57
Prepaid expenses and other assets	(265)	(361)
Accounts payable, accrued liabilities and other	(175)	(540)
Net cash flows from operating activities	7,065	6,634

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,644)	(5,298)
Change in accrued expenses related to capital expenditures	233	(4)
Other, net	(225)	(287)
Net cash flows from investing activities	(5,636)	(5,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	14,743	11,048
Borrowings of equipment installment plan financing facility	876	—
Repayments of long-term debt	(15,784)	(10,735)
Payments for debt issuance costs	(27)	(18)
Purchase of treasury stock	(877)	(1,238)
Proceeds from exercise of stock options	2	5
Purchase of noncontrolling interest	(141)	(176)
Distributions to noncontrolling interest	(64)	(83)
Other, net	(224)	(15)
Net cash flows from financing activities	(1,496)	(1,212)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(67)	(167)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	709	645
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$642	$478

CASH PAID FOR INTEREST	$2,598	$2,432
CASH PAID FOR TAXES	$647	$906

As of June 30, 2024, cash, cash equivalents and restricted cash includes $40 million of restricted cash included in prepaid expenses and other current assets in the consolidated balance sheets.
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

Comprehensive income equaled net income attributable to Charter shareholders for the three and six months ended June 30, 2024 and 2023.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

2.    Accounts Payable, Accrued and Other Current Liabilities

Accounts payable, accrued and other current liabilities consist of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Accounts payable – trade	$832	$931
Deferred revenue	480	509
Accrued and other current liabilities:
Programming costs	1,668	1,736
Labor	1,192	1,283
Capital expenditures	2,071	1,944
Interest	1,370	1,328
Taxes and regulatory fees	896	681
Other	2,217	2,802
	$10,726	$11,214

3.    Total Debt
A summary of our debt as of June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024			December 31, 2023
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior unsecured notes	$27,250	$27,174	$23,625	$27,250	$27,168	$24,750
Senior secured notes and debentures(a)	56,214	56,506	46,936	57,925	58,250	50,742
Credit facilities(b)	13,060	13,012	12,839	12,413	12,359	12,237
	$96,524	$96,692	$83,400	$97,588	$97,777	$87,729

(a)Includes the Company's £625 million fixed-rate British pound sterling denominated notes (the “Sterling Notes”) (remeasured at $791 million and $797 million as of June 30, 2024 and December 31, 2023, respectively, using the exchange rate at the respective dates) and the Company's £650 million aggregate principal amount of Sterling Notes (remeasured at $823 million and $828 million as of June 30, 2024 and December 31, 2023, respectively, using the exchange rate at the respective dates).
(b)The Company has availability under the Charter Operating credit facilities of approximately $4.1 billion as of June 30, 2024.

The estimated fair value of the Company’s senior unsecured and secured notes and debentures as of June 30, 2024 and December 31, 2023 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

In May 2024, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.5 billion of 6.100% senior secured notes due June 2029 at a price of 99.944% of the aggregate principal amount and $1.5 billion of 6.550% senior secured notes due June 2034 at a price of 99.755% of the aggregate principal amount. The net proceeds were used to fund a concurrent tender offer to repurchase $2.7 billion in aggregate principal amount of Charter Operating's 4.908% senior secured notes due July 2025, to prepay Charter Operating's outstanding Term B-1 Loan and to pay related fees and expenses. The transactions resulted in a gain on extinguishment of debt of approximately $9 million for the three and six months ended June 30, 2024.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

4.    Equipment Installment Plan Financing Facility
In June 2024, a bankruptcy remote special purpose vehicle and consolidated subsidiary of the Company, CCO EIP Financing, LLC, (the “SPV Borrower”) entered into a senior secured revolving credit facility to finance the purchase of equipment installment plan receivables (“EIP Receivables”) with a number of financial institutions (the “EIP Financing Facility”).

The revolving credit facility under the EIP Financing Facility bears interest on the outstanding borrowings based on lenders’ cost of funds plus an applicable margin and was 6.46% as of June 30, 2024. The EIP Financing Facility has a final maturity date of June 20, 2028, comprised of a one-year revolving loan period, subject to annual renewal, and if not renewed, cash flows on EIP Receivables are applied to amortize the loan which may occur over a period of up to three years. SPV Borrower may borrow up to $1.25 billion under the EIP Financing Facility. As of June 30, 2024, the carrying value of the EIP Financing Facility was $873 million and is included in the Company’s consolidated balance sheets.

The SPV Borrower’s sole business consists of the purchase or acceptance through capital contributions of the EIP Receivables from Spectrum Mobile Equipment, LLC, (the sole direct parent entity of SPV Borrower that originates the EIP Receivables) and the subsequent retransfer of or granting of a security interest in such EIP Receivables to the administrative agent under the EIP Financing Facility. The SPV Borrower is a separate legal entity with its own separate creditors who will be entitled, upon its liquidation, to be satisfied out of the SPV Borrower’s assets prior to any assets or value in the SPV Borrower becoming available to the SPV Borrower’s equity holders, and the assets of the SPV Borrower are not available to pay creditors of any other affiliate of the Company.

The EIP Financing Facility is accounted for on a consolidated basis as a secured borrowing. As of June 30, 2024, pledged EIP Receivables with an unpaid principal balance of $1.3 billion, included in accounts receivable, net and other noncurrent assets, and restricted cash of $40 million, included in prepaid expenses and other current assets, are held by the SPV Borrower and reflected in the Company’s consolidated balance sheets. Receipts from mobile customers related to the underlying EIP Receivables are reflected as cash flows from operating activities and borrowings and repayments under the EIP Financing Facility are reflected as cash flows from financing activities in the Company’s consolidated statements of cash flows.

5.    Common Stock

The following represents the Company's purchase of Charter Class A common stock and the effect on the consolidated statements of cash flows during the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Shares	$	Shares	$	Shares	$	Shares	$
Share buybacks	1,321,827	$358	954,330	$324	2,731,424	$830	3,258,749	$1,187
Income tax withholding	9,652	3	4,999	2	131,559	47	132,814	51
Exercise cost	174	—	13,111	—	26,224	—	53,792	—
	1,331,653	$361	972,440	$326	2,889,207	$877	3,445,355	$1,238

Share buybacks above include shares of Charter Class A common stock purchased from Liberty Broadband Corporation (“Liberty Broadband”) as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Number of shares purchased	130,687	—	343,903	120,149
Amount of shares purchased	$35	$—	$116	$42

As of June 30, 2024, Charter had remaining board authority to purchase an additional $406 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. The Company also

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

withholds shares of its Class A common stock in payment of income tax withholding owed by employees upon vesting of equity awards as well as exercise costs owed by employees upon exercise of stock options.

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

Net income of Charter Holdings attributable to A/N’s common noncontrolling interest for financial reporting purposes is based on the weighted average effective common ownership interest of approximately 11%, and was $192 million and $365 million for the three and six months ended June 30, 2024, respectively, and $189 million and $351 million for the three and six months ended June 30, 2023, respectively.

The following table represents Charter Holdings' purchase of Charter Holdings common units from A/N and the effect on total shareholders' equity during the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Number of units purchased	169,428	157,075	431,767	481,175
Amount of units purchased	$46	$54	$141	$176
Change in noncontrolling interest based on carrying value	$(42)	$(34)	$(100)	$(102)
Change in additional paid-in-capital, net of tax	$(4)	$(16)	$(32)	$(56)

Total shareholders' equity was also adjusted during the three and six months ended June 30, 2024 and 2023 due to the changes in Charter Holdings' ownership as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Change in noncontrolling interest	$14	$7	$1	$(30)
Change in additional paid-in-capital, net of tax	$(12)	$(6)	$(2)	$22

7.     Accounting for Derivative Instruments and Hedging Activities

Cross-currency derivative instruments are used to manage foreign exchange risk on the Sterling Notes by effectively converting £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The fair value of the Company's cross-currency derivatives, which are classified within Level 2 of the valuation hierarchy, was $469 million and $440 million and is included in other long-term liabilities on its consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The effect of financial instruments are recorded in other expenses, net in the consolidated statements of operations and consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Change in fair value of cross-currency derivative instruments	$(9)	$43	$(29)	$48
Foreign currency remeasurement of Sterling Notes to U.S. dollars	(5)	(46)	11	(78)
Loss on financial instruments, net	$(14)	$(3)	$(18)	$(30)

8.    Revenues

The Company’s revenues by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Internet	$5,806	$5,733	$11,632	$11,451
Video	3,867	4,188	7,775	8,442
Voice	350	365	724	738
Mobile service	737	539	1,422	1,036
Residential revenue	10,760	10,825	21,553	21,667

Small and medium business	1,101	1,094	2,189	2,185
Enterprise	721	690	1,429	1,372
Commercial revenue	1,822	1,784	3,618	3,557

Advertising sales	397	384	788	739
Other	706	666	1,405	1,349
	$13,685	$13,659	$27,364	$27,312

As of June 30, 2024 and December 31, 2023, accounts receivable, net on the consolidated balance sheets includes approximately $803 million and $673 million of current equipment installment plan receivables, respectively, and other noncurrent assets includes approximately $854 million and $687 million of noncurrent equipment installment plan receivables, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

9.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Programming	$2,472	$2,740	$5,042	$5,539
Other costs of revenue	1,538	1,367	2,996	2,695
Costs to service customers	1,981	2,069	4,075	4,164
Sales and marketing	912	895	1,832	1,841
Other expense	1,270	1,234	2,624	2,577
	$8,173	$8,305	$16,569	$16,816

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

10.     Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Special charges, net	$76	$(52)	$89	$(42)
(Gain) loss on disposal of assets, net	3	(6)	(48)	(6)
	$79	$(58)	$41	$(48)

Special charges, net primarily includes severance costs and net amounts of litigation settlements.

(Gain) loss on disposal of assets, net includes a $67 million gain on sale of towers during the six months ended June 30, 2024.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

11.     Other Expenses, Net

Other expenses, net consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gain on extinguishment of debt (see Note 3)	$9	$—	$9	$—
Loss on financial instruments, net (see Note 7)	(14)	(3)	$(18)	$(30)
Net periodic pension benefits	1	1	2	3
Loss on equity investments, net	(81)	(83)	(167)	(162)
	$(85)	$(85)	$(174)	$(189)

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	13,800	21,500	1,358,400	4,257,200
Restricted stock	13,400	10,300	13,400	10,300
Restricted stock units	16,700	21,500	1,099,800	1,535,900

Stock options and restricted stock units generally cliff vest three years from the date of grant. Certain stock options and restricted stock units vest based on achievement of stock price hurdles. Stock options generally expire ten years from the grant date and restricted stock units have no voting rights. Restricted stock generally vests one year from the date of grant.

As of June 30, 2024, total unrecognized compensation remaining to be recognized in future periods totaled $399 million for stock options, $3 million for restricted stock and $580 million for restricted stock units and the weighted average period over which they are expected to be recognized is two years for stock options, ten months for restricted stock and two years for restricted stock units.

The Company recorded stock compensation expense of $153 million and $367 million for the three and six months ended June 30, 2024, respectively, and $168 million and $376 million for the three and six months ended June 30, 2023, respectively, which is included in operating costs and expenses.

13.    Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to Charter shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the impact of potentially dilutive securities using the treasury stock and if-converted methods and is based on the weighted average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock, restricted stock units, equity awards with market conditions and Charter Holdings common units. Charter Holdings common units of 17 million for the three and six months ended June 30, 2024 and 18 million for the three and six months ended June 30, 2023 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The following is the computation of diluted earnings per common share for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Charter shareholders	$1,231	$1,223	$2,337	$2,244

Denominator:
Weighted average common shares outstanding, basic	143,329,828	150,091,880	143,920,073	150,761,406
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans	1,585,032	1,883,818	1,822,324	1,966,134
Weighted average common shares outstanding, diluted	144,914,860	151,975,698	145,742,397	152,727,540

Basic earnings per common share attributable to Charter shareholders	$8.58	$8.15	$16.24	$14.89
Diluted earnings per common share attributable to Charter shareholders	$8.49	$8.05	$16.03	$14.69

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter”) is a leading broadband connectivity company and cable operator with services available to more than 57 million homes and businesses in 41 states through our Spectrum brand. Over an advanced communications network, we offer a full range of state-of-the-art residential and business services including Spectrum Internet, TV, Mobile and Voice. For small and medium-sized companies, Spectrum Business delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise provides highly customized, fiber-based solutions. Spectrum Reach delivers tailored advertising and production for the modern media landscape. We also distribute award-winning news coverage and sports programming to our customers through Spectrum Networks.

Charter is a holding company whose principal asset is a controlling equity interest in Charter Communications Holdings, LLC (“Charter Holdings”), an indirect owner of Charter Communications Operating, LLC (“Charter Operating”) under which substantially all of the operations reside. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

Overview

During the second quarter of 2024, we lost 149,000 Internet customers while adding 557,000 mobile lines. Our Internet customer growth was challenged by the end of the Federal Communication Commission’s Affordable Connectivity Program ("ACP"), lower customer move rates and the competitive environment. While our retention programs for the customers impacted by the end of ACP subsidies have been successful in retaining the vast majority of ACP customers, the end of the ACP subsidy program was disruptive to our business and resulted in customer losses during the quarter. We expect to see additional one-time impacts on customer net gains, revenue per customer and bad debt in the third and fourth quarters of this year.

Our mobile line growth continued to benefit from our Spectrum One offering and new offerings launched in the second quarter of 2024, including our Anytime Upgrade offering and Phone Balance Buyout program. Our Spectrum One offering provides a differentiated connectivity experience by bringing together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on the go in a high-value package. Anytime Upgrade allows certain customers to upgrade their devices whenever they want, eliminating traditional wait times, upgrade fees and condition requirements. Our Phone Balance Buyout program makes switching mobile providers easier by helping customers pay off balances on ported lines.

We spent $567 million and $994 million on our subsidized rural construction initiative during the three and six months ended June 30, 2024 and activated approximately 89,000 and 162,000 subsidized rural passings, respectively. We currently offer Spectrum Internet products with speeds up to 1 Gbps across our entire footprint. Our network evolution initiative is progressing. We are upgrading our network to deliver symmetrical and multi-gigabit speeds across our footprint and recently began offering symmetrical speeds in our first high split markets. We also continue to evolve our video product and are deploying Xumo stream boxes ("Xumo") to new video customers. Xumo combines a live TV experience with access to hundreds of content applications and features unified search and discovery along with a curated content offering based on a customer’s interests and subscriptions. In the first quarter of 2024, we began offering Disney+ and ESPN+ to customers in certain packages at no additional cost, and in the second quarter of 2024, we reached an agreement with Paramount+ that allows us to include Paramount+ in certain packages and recently launched ViX, a Spanish language direct-to-consumer application, for our Spanish language customers.

By continually improving our product set and offering consumers the opportunity to save money by switching to our services, we believe we can continue to penetrate our expanding footprint and sell additional products to our existing customers. We see operational benefits from the targeted investments we made in employee wages and benefits to build employee skill sets and tenure, as well as the continued investments in digitization of our customer service platforms, all with the goal of improving the customer experience, reducing transactions and driving customer growth and retention.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Revenues	$13,685	$13,659	0.2%	$27,364	$27,312	0.2%
Adjusted EBITDA	$5,665	$5,522	2.6%	$11,162	$10,872	2.7%
Income from operations	$3,263	$3,240	0.7%	$6,394	$6,166	3.7%

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

Growth in total revenue was primarily due to growth in our residential mobile service, residential Internet, enterprise and other revenues mostly offset by lower residential video revenue. Adjusted EBITDA and income from operations growth was driven by growth in revenue and decreases in operating costs and expenses, primarily programming expense, partly offset by an increase in mobile device and other mobile direct costs. Income from operations was also affected by an increase in other operating expenses, net.

The following table summarizes our customer statistics for Internet, video, voice and mobile as of June 30, 2024 and 2023 (in thousands except per customer data and footnotes).

	Approximate as of
	June 30,
	2024 (a)	2023 (a)
Customer Relationships (b)
Residential	29,615	30,009
SMB	2,222	2,219
Total Customer Relationships	31,837	32,228

Monthly Residential Revenue per Residential Customer (c)	$120.77	$120.25
Monthly SMB Revenue per SMB Customer (d)	$165.28	$164.56

Internet
Residential	28,318	28,549
SMB	2,049	2,037
Total Internet Customers	30,367	30,586

Video
Residential	12,718	14,071
SMB	591	635
Total Video Customers	13,309	14,706

Voice
Residential	6,170	7,248
SMB	1,276	1,294
Total Voice Customers	7,446	8,542

Mobile Lines (e)
Residential	8,531	6,410
SMB	278	216
Total Mobile Lines	8,809	6,626

Enterprise Primary Service Units ("PSUs") (f)	312	294

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account in accordance with our collection policies. On that basis, as of June 30, 2024 and 2023, customers include approximately 79,400 and 128,600 customers, respectively, whose accounts were over 60 days past due, approximately 10,000 and 47,000 customers, respectively, whose accounts were over 90 days past due and approximately 13,500 and 229,200 customers, respectively, whose accounts were over 120 days past due. The decrease in accounts past due is predominately due to revisions to customer account balances associated with the end of the ACP, including balance write-offs and conversion to payment plans. Bad debt expense associated with these past due accounts was predominantly reflected in our consolidated statements of operations in prior periods.
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

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$13,685	$13,659	$27,364	$27,312

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	8,173	8,305	16,569	16,816
Depreciation and amortization	2,170	2,172	4,360	4,378
Other operating (income) expenses, net	79	(58)	41	(48)
	10,422	10,419	20,970	21,146
Income from operations	3,263	3,240	6,394	6,166

Other Income (Expenses):
Interest expense, net	(1,328)	(1,298)	(2,644)	(2,563)
Other expenses, net	(85)	(85)	(174)	(189)
	(1,413)	(1,383)	(2,818)	(2,752)

Income before income taxes	1,850	1,857	3,576	3,414
Income tax expense	(427)	(444)	(873)	(818)
Consolidated net income	1,423	1,413	2,703	2,596
Less: Net income attributable to noncontrolling interests	(192)	(190)	(366)	(352)

Net income attributable to Charter shareholders	$1,231	$1,223	$2,337	$2,244

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$8.58	$8.15	$16.24	$14.89
Diluted	$8.49	$8.05	$16.03	$14.69

Weighted average common shares outstanding, basic	143,329,828	150,091,880	143,920,073	150,761,406
Weighted average common shares outstanding, diluted	144,914,860	151,975,698	145,742,397	152,727,540

Revenues. Total revenues grew $26 million and $52 million for the three and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023 primarily due to growth in residential mobile service, residential Internet, enterprise and other revenues, partly offset by lower residential video revenue.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Internet	$5,806	$5,733	1.3%	$11,632	$11,451	1.6%
Video	3,867	4,188	(7.7)%	7,775	8,442	(7.9)%
Voice	350	365	(4.2)%	724	738	(1.9)%
Mobile service	737	539	36.9%	1,422	1,036	37.4%
Residential revenue	10,760	10,825	(0.6)%	21,553	21,667	(0.5)%

Small and medium business	1,101	1,094	0.6%	2,189	2,185	0.2%
Enterprise	721	690	4.5%	1,429	1,372	4.2%
Commercial revenue	1,822	1,784	2.1%	3,618	3,557	1.7%

Advertising sales	397	384	3.3%	788	739	6.5%
Other	706	666	6.0%	1,405	1,349	4.2%
	$13,685	$13,659	0.2%	$27,364	$27,312	0.2%

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2024 compared to three months ended June 30, 2023 Increase / (Decrease)	Six months ended June 30, 2024 compared to six months ended June 30, 2023 Increase / (Decrease)
Increase related to rate and product mix changes	$99	$189
Decrease in average residential Internet customers	(26)	(8)
	$73	$181

The increase related to rate and product mix was primarily due to promotional rate step-ups and rate adjustments, partly offset by lower bundled revenue allocation. Residential Internet customers decreased by 231,000 customers from June 30, 2023 to June 30, 2024.

Video revenues consist primarily of revenues from video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The decrease in video revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2024 compared to three months ended June 30, 2023 Increase / (Decrease)	Six months ended June 30, 2024 compared to six months ended June 30, 2023 Increase / (Decrease)
Decrease in average residential video customers	$(370)	$(680)
Increase related to rate and product mix changes	49	13
	$(321)	$(667)

Residential video customers decreased by 1,353,000 from June 30, 2023 to June 30, 2024. The increase related to rate and product mix was primarily due to promotional rate step-ups and video rate adjustments that pass-through programming rate increases, partly offset by a higher mix of lower priced video packages within our video customer base.

The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2024 compared to three months ended June 30, 2023 Increase / (Decrease)	Six months ended June 30, 2024 compared to six months ended June 30, 2023 Increase / (Decrease)
Decrease in average residential voice customers	$(52)	$(101)
Increase related to rate adjustments	37	87
	$(15)	$(14)

Residential wireline voice customers decreased by 1,078,000 customers from June 30, 2023 to June 30, 2024.

The increase in mobile service revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2024 compared to three months ended June 30, 2023 Increase / (Decrease)	Six months ended June 30, 2024 compared to six months ended June 30, 2023 Increase / (Decrease)
Increase in average residential mobile lines	$190	$399
Increase (decrease) related to rate	8	(13)
	$198	$386

Residential mobile lines increased by 2,121,000 mobile lines from June 30, 2023 to June 30, 2024. The increase related to rate for the three months ended June 30, 2024 compared to the corresponding period in 2023 is primarily related to higher bundled revenue allocation and successful conversion of free lines. The decrease related to rate for the six months ended June 30, 2024 compared to the corresponding period in 2023 is primarily related to the Spectrum One offering and is partly offset by higher bundled revenue allocation.

The increase in SMB revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2024 compared to three months ended June 30, 2023 Increase / (Decrease)	Six months ended June 30, 2024 compared to six months ended June 30, 2023 Increase / (Decrease)
Increase in SMB customers	$2	$7
Increase (decrease) related to rate and product mix changes	5	(3)
	$7	$4

SMB customers grew by 3,000 from June 30, 2023 to June 30, 2024.

Enterprise revenues increased $31 million and $57 million during the three and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023 primarily due to an increase in Internet PSUs. Enterprise PSUs increased 18,000 from June 30, 2023 to June 30, 2024.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues increased $13 million and $49 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023 primarily due to an increase in political ad revenue and advanced advertising partly offset by lower local ad revenue.

Other revenues consist of revenue from mobile and video device sales, processing fees, regional sports and news channels (excluding intercompany charges or advertising sales on those channels), subsidy revenue, home shopping, wire maintenance fees and other miscellaneous revenues. Other revenues increased $40 million and $56 million during the three and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023 primarily due to higher mobile device sales.

Operating costs and expenses. The decrease in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended June 30, 2024 compared to three months ended June 30, 2023 Increase / (Decrease)	Six months ended June 30, 2024 compared to six months ended June 30, 2023 Increase / (Decrease)
Programming	$(268)	$(497)
Other costs of revenue	171	301
Costs to service customers	(88)	(89)
Sales and marketing	17	(9)
Other	36	47
	$(132)	$(247)

Programming costs were approximately $2.5 billion and $2.7 billion for the three months ended June 30, 2024 and 2023, representing 30% and 33% of total operating costs and expenses, respectively, and $5.0 billion and $5.5 billion for the six months ended June 30, 2024 and 2023, representing 30% and 33% of total operating costs and expenses, respectively. Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand, and pay-per-view programming. Programming costs decreased as a result of fewer video customers and a higher mix of lower cost video packages within our video customer base, partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent.

Other costs of revenue increased $171 million and $301 million during the three and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023 primarily due to higher mobile service direct costs and mobile device sales due to an increase in mobile lines.

Costs to service customers decreased $88 million and $89 million during the three and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023 primarily due to lower labor costs and, during the three months ended June 30, 2024, lower bad debt expense.

The increase in other expense is attributable to the following (dollars in millions):

	Three months ended June 30, 2024 compared to three months ended June 30, 2023 Increase / (Decrease)	Six months ended June 30, 2024 compared to six months ended June 30, 2023 Increase / (Decrease)
Property tax and insurance	$33	$36
Corporate costs	16	20
Stock compensation expense	(15)	(9)
Other	2	—
	$36	$47

Property tax and insurance increased during the three and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023 primarily as a result of an adjustment in 2023 related to favorable development on prior year workers' compensation claims.

Depreciation and amortization. Depreciation and amortization expense decreased by $2 million and $18 million during the three and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023 primarily due to certain assets becoming fully depreciated partly offset by an increase in depreciation as a result of more recent capital expenditures.

Other operating (income) expenses, net. The change in other operating (income) expenses, net is attributable to the following (dollars in millions):

	Three months ended June 30, 2024 compared to three months ended June 30, 2023 Increase / (Decrease)	Six months ended June 30, 2024 compared to six months ended June 30, 2023 Increase / (Decrease)
Special charges, net	$128	$131
(Gain) loss on disposal of assets, net	9	(42)
	$137	$89

See Note 10 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Interest expense, net. Net interest expense increased by $30 million and $81 million for the three and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023 primarily due to an increase in weighted average interest rates.

Other expenses, net. The change in other expenses, net is attributable to the following (dollars in millions):

	Three months ended June 30, 2024 compared to three months ended June 30, 2023 Increase / (Decrease)	Six months ended June 30, 2024 compared to six months ended June 30, 2023 Increase / (Decrease)
Gain on extinguishment of debt (see Note 3)	$9	$9
Loss on financial instruments, net (see Note 7)	(11)	12
Net periodic pension benefits	—	(1)
Loss on equity investments, net	2	(5)
	$—	$15

See Note 11 and the Notes referenced above to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Income tax expense. We recognized income tax expense of $427 million and $873 million for the three and six months ended June 30, 2024, respectively, and $444 million and $818 million for the three and six months ended 2023, respectively.

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

Net income attributable to Charter shareholders. Net income attributable to Charter shareholders increased $8 million and $93 million during the three and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023 primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $366 million and $737 million for the three and six months ended June 30, 2024, respectively, and $335 million and $709 million for the three and six months ended 2023, respectively.

A reconciliation of Adjusted EBITDA and free cash flow to net income attributable to Charter shareholders and net cash flows from operating activities, respectively, is as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to Charter shareholders	$1,231	$1,223	$2,337	$2,244
Plus: Net income attributable to noncontrolling interest	192	190	366	352
Interest expense, net	1,328	1,298	2,644	2,563
Income tax expense	427	444	873	818
Depreciation and amortization	2,170	2,172	4,360	4,378
Stock compensation expense	153	168	367	376
Other, net	164	27	215	141
Adjusted EBITDA	$5,665	$5,522	$11,162	$10,872

Net cash flows from operating activities	$3,853	$3,311	$7,065	$6,634
Less: Purchases of property, plant and equipment	(2,853)	(2,834)	(5,644)	(5,298)
Change in accrued expenses related to capital expenditures	296	191	233	(4)
Free cash flow	$1,296	$668	$1,654	$1,332

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

In May 2024, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.5 billion of 6.100% senior secured notes due June 2029 at a price of 99.944% of the aggregate principal amount and $1.5 billion of 6.550% senior secured notes due June 2034 at a price of 99.755% of the aggregate principal amount. The net proceeds were used to fund a concurrent tender offer to repurchase $2.7 billion in aggregate principal amount of Charter Operating's 4.908% senior secured notes due July 2025, to prepay Charter Operating's outstanding Term B-1 Loan and to pay related fees and expenses.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt and require significant cash to fund principal and interest payments on our debt. The principal amount of our debt as of June 30, 2024 was $96.5 billion, consisting of $13.1 billion of credit facility debt, $56.2 billion of investment grade senior secured notes and $27.3 billion of high-yield senior unsecured notes. Our split credit rating allows us to access both the investment grade debt market and the high yield debt market.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $1.3 billion and $1.7 billion for the three and six months ended June 30, 2024, respectively, and $668 million and $1.3 billion for the three and six months ended June 30, 2023, respectively. See the table below for factors impacting free cash flow during the three and six months ended June 30, 2024 compared to the corresponding prior periods. As of June 30, 2024, the amount available under our credit facilities was approximately $4.1 billion and cash on hand was approximately $602 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow, including investing in our business growth and other strategic opportunities, including expanding the capacity of our network, the expansion of our network through our rural broadband construction initiative, the build-out and deployment of our CBRS spectrum, and mergers and acquisitions as well as stock repurchases and dividends. Charter's target leverage of net debt to the last twelve months Adjusted EBITDA remains at 4 to 4.5 times Adjusted EBITDA, and up to 3.5 times Adjusted EBITDA at the Charter Operating first lien level. Charter's leverage ratio was 4.3 times Adjusted EBITDA as of June 30, 2024. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. Excluding purchases from Liberty Broadband Corporation (“Liberty Broadband”) discussed below, during the three and six months ended June 30, 2024, Charter purchased in the public market approximately 1.2 million and 2.4 million shares of Charter Class A common stock, respectively, for approximately $323 million and $714 million, respectively, and during the three and six months ended June 30, 2023, Charter purchased in the public market approximately 1.0 million and 3.1 million shares of Charter Class A common stock, respectively, for approximately $324 million and $1.1 billion, respectively. Since the beginning of its buyback program in September 2016 through June 30, 2024, Charter has purchased approximately 161.5 million shares of Class A common stock and Charter Holdings common units for approximately $73.0 billion, including purchases from Liberty Broadband and A/N discussed below.

In February 2021, Charter and Liberty Broadband entered into a letter agreement (the “LBB Letter Agreement”). The LBB Letter Agreement implements Liberty Broadband’s obligations under the Amended and Restated Stockholders Agreement among Charter, Liberty Broadband and A/N, dated as of May 23, 2015 (as amended, the “Stockholders Agreement”) to participate in share repurchases by Charter. Under the LBB Letter Agreement, Liberty Broadband will sell to Charter, generally on a monthly basis, a number of shares of Charter Class A common stock representing an amount sufficient for Liberty Broadband’s ownership of Charter to be reduced such that it does not exceed the ownership cap then applicable to Liberty Broadband under the Stockholders Agreement at a purchase price per share equal to the volume weighted average price per share paid by Charter for shares repurchased during such immediately preceding calendar month other than (i) purchases from A/N, (ii) purchases in privately negotiated transactions or (iii) purchases for the withholding of shares of Charter Class A common stock pursuant to equity compensation programs of Charter. During the three and six months ended June 30, 2024, Charter purchased from Liberty Broadband 0.1 million and 0.3 million shares of Charter Class A common stock, respectively, for approximately $35 million and $116 million, respectively, and 0.1 million shares of Charter Class A common stock for approximately $42 million during the six months ended June 30, 2023.

In December 2016, Charter and A/N entered into a letter agreement, as amended in December 2017 (the “A/N Letter Agreement”), that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis. During the three and six months ended June 30, 2024, Charter Holdings purchased from A/N 0.2 million and 0.4 million Charter Holdings common units, respectively, for approximately $46 million and $141 million, respectively, and during the three and six months ended June 30, 2023, Charter Holdings purchased from A/N 0.2 million and 0.5 million Charter Holdings common units, respectively, for approximately $54 million and $176 million, respectively.

As of June 30, 2024, Charter had remaining board authority to purchase an additional $406 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions.

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

Free Cash Flow

Free cash flow increased $628 million and $322 million during the three and six months ended June 30, 2024, respectively, compared to the corresponding prior periods in 2023 due to the following (dollars in millions):

	Three months ended June 30, 2024 compared to three months ended June 30, 2023 Increase / (Decrease)	Six months ended June 30, 2024 compared to six months ended June 30, 2023 Increase / (Decrease)
Changes in working capital, excluding mobile devices	$273	$450
Increase in Adjusted EBITDA	143	290
Decrease in cash paid for taxes, net	276	245
Changes in working capital, mobile devices	207	171
Increase in capital expenditures	(19)	(346)
Increase in cash paid for interest, net	(122)	(167)
Other, net	(130)	(321)
	$628	$322

Other, net primarily includes the payment of a litigation settlement during the six months ended June 30, 2024 compared to the corresponding period in 2023.

Limitations on Distributions

Distributions by our subsidiaries to a parent company for payment of principal on parent company notes are restricted under CCO Holdings indentures governing CCO Holdings' indebtedness, unless there is no default under the applicable indenture, and unless CCO Holdings' leverage ratio test is met at the time of such distribution. As of June 30, 2024, there was no default under any of these indentures, and CCO Holdings met its leverage ratio test based on June 30, 2024 financial results. There can be no assurance that CCO Holdings will satisfy its leverage ratio test at the time of the contemplated distribution.

In addition to the limitation on distributions under the various indentures, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $602 million and $709 million in cash and cash equivalents as of June 30, 2024 and December 31, 2023, respectively. In addition, we held $40 million in restricted cash included in prepaid and other current assets in our consolidated balance sheets as of June 30, 2024.

Operating Activities. Net cash provided by operating activities increased $431 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to an increase in Adjusted EBITDA, a decrease in cash paid for taxes and favorable changes in working capital, partly offset by the payment of litigation settlements in 2024 and an increase in cash paid for interest.

Investing Activities. Net cash used in investing activities was $5.6 billion for both the six months ended June 30, 2024 and 2023 driven by an increase in capital expenditures, offset by changes in accrued expenses related to capital expenditures.

Financing Activities. Net cash used in financing activities increased $284 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in the amount by which repayments of long-term debt exceeded borrowings, partly offset by a decrease in the purchase of treasury stock and noncontrolling interest.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $2.9 billion and $5.6 billion for the three and six months ended June 30, 2024, respectively, and $2.8 billion and $5.3 billion for the three and six months ended June 30, 2023, respectively.  The increase during the six months ended June 30, 2024 as compared to the corresponding prior year period was primarily driven by higher spend on network evolution and an increase in line extensions in connection with our subsidized rural construction initiative and continued residential and commercial network expansion, as well as an increase in customer premise equipment, particularly Xumo. See the table below for more details.

We currently expect full year 2024 capital expenditures to total approximately $12.0 billion, including line extensions of approximately $4.5 billion and network evolution spend of approximately $1.6 billion. The actual amount of capital expenditures in 2024 will depend on a number of factors including, but not limited to, the pace of our network evolution and expansion initiatives, supply chain timing and growth rates in our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued expenses related to capital expenditures increased by $233 million and decreased by $4 million for the six months ended June 30, 2024 and 2023, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three and six months ended June 30, 2024 and 2023. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer premise equipment (a)	$562	$576	$1,197	$1,113
Scalable infrastructure (b)	362	353	690	707
Upgrade/rebuild (c)	389	392	870	681
Support capital (d)	421	431	809	825
Capital expenditures, excluding line extensions	1,734	1,752	3,566	3,326

Subsidized rural construction line extensions	565	529	992	900
Other line extensions	554	553	1,086	1,072
Total line extensions (e)	1,119	1,082	2,078	1,972
Total capital expenditures	$2,853	$2,834	$5,644	$5,298

Of which:
Commercial services	$382	$409	$757	$776
Subsidized rural construction initiative (f)	$567	$541	$994	$932
Mobile	$64	$82	$123	$159

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

During the quarter ended June 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

See Note 20 to our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of legal proceedings, as updated by Note 14 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” of this quarterly report. Within this section, we use a threshold of $1 million in disclosing environmental proceedings involving a governmental authority, if any.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2023 includes "Risk Factors" under Item 1A of Part I. There have been no material changes from the risk factors described in our Form 10-K except as described below.

Changes to the existing legal and regulatory framework under which we operate or the regulatory programs in which we or our competitors participate could adversely affect our business.

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

We participated in the ACP and continue to participate in the RDOF subsidy program. The ACP program previously provided up to a $30 monthly subsidy enabling eligible low-income households to purchase our Internet products at a discount or, for a portion of those households, at no cost. The FCC prohibited service providers from enrolling new participants into the ACP after February 7, 2024 and April 2024 was the last month ACP households received the full ACP subsidy. ACP households received a $14 federally funded ACP subsidy in May 2024. As of June 1, 2024, ACP households no longer received the ACP benefit. The end of the ACP benefit has been, and will continue to be, disruptive to our business. We have lost and will continue to lose customers and revenues and could face greater difficulty in providing services to low-income households in the future.

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

It remains uncertain what rule changes, if any, will ultimately be adopted by Congress, the FCC, the Federal Trade Commission and state legislatures and regulatory agencies, and what operating or financial impact any such rules might have on us, including on the operation of our broadband networks, customer privacy and the user experience.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The following table presents Charter’s purchases of equity securities completed during the second quarter of 2024 (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - 30, 2024	495,909	$266.00	493,180	$390
May 1 - 31, 2024	427,542	$270.16	425,442	$384
June 1 - 30, 2024	408,202	$277.70	403,205	$406

(1)Includes 2,729, 2,100 and 4,997 shares withheld from employees for the payment of taxes and exercise costs upon the exercise of stock options or vesting of other equity awards for the months of April, May and June 2024, respectively.
(2)During the three months ended June 30, 2024, Charter purchased approximately 1.3 million shares of its Class A common stock for approximately $358 million. Charter Holdings purchased 0.2 million Charter Holdings common units from A/N at an average price per unit of $272.55, or $46 million, during the three months ended June 30, 2024. As of June 30, 2024, Charter had remaining board authority to purchase an additional $406 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. In addition to open market purchases including pursuant to Rule 10b5-1 plans adopted from time to time, Charter may also buy shares of Charter Class A common stock, from time to time, pursuant to private transactions outside of its Rule 10b5-1 plan and any such repurchases may also trigger the repurchases from A/N pursuant to and to the extent provided in the A/N Letter Agreement or Liberty Broadband pursuant to the LBB Letter Agreement.

Item 5.     Other Information.

On July 23, 2024, Charter entered into an employment agreement (the “Agreement”) with Kevin Howard, our Executive Vice President, Chief Accounting Officer and Controller.

The Agreement, which is effective as of July 26, 2024, has a term ending July 26, 2026 (or upon an earlier termination of employment) and provides that Mr. Howard will continue to serve as Executive Vice President, Chief Accounting Officer and Controller. The Agreement provides that Mr. Howard will receive an annual base salary of at least $625,000 and a target annual cash bonus opportunity of 85% of his annual base salary.

Mr. Howard will also continue to participate in Charter’s employee benefit plans and receive perquisites as generally provided to other senior executives of Charter. In addition, consistent with Mr. Howard’s prior employment agreement, Charter will continue to reimburse Mr. Howard for all reasonable and necessary expenses incurred in connection with the performance of his duties.

If the employment of Mr. Howard is terminated involuntarily by us without cause or by him for good reason, he would be entitled to (a) a cash severance payment equal to two times the sum of his annual base salary and target annual bonus opportunity for the year in which the termination occurs, (b) a cash payment equal to the cost of COBRA coverage for 24 months, and (c) outplacement services for up to 12 months.

The termination benefits described above are subject to Mr. Howard’s execution of a release of claims in favor of Charter and its affiliates. In addition, Mr. Howard has agreed to comply with covenants concerning non-disclosure of confidential information, assignment of intellectual property and non-disparagement of Charter and, for two years following termination, covenants concerning non-competition and non-solicitation of customers of Charter and its affiliates and, for one year following termination, covenants concerning non-solicitation of employees of Charter and its affiliates.

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

CHARTER COMMUNICATIONS, INC.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: July 26, 2024		Executive Vice President, Chief Accounting Officer and Controller

S-1

Exhibit Index

Exhibit	Description

3.1
Amended and Restated Certificate of Incorporation of Charter Communications, Inc. dated as of May 18, 2016, as amended by Certificate of Amendment of Amended and Restated Certificate of Incorporation of Charter Communications, Inc., dated as of April 23, 2024.

4.1
Indenture, dated as of July 23, 2015, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and CCO Safari II, LLC, as issuers, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on July 27, 2015).

4.2
Twenty-Fifth Supplemental Indenture, dated as of May 14, 2024, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 14, 2024).

4.3	Form of 6.100% Senior Secured Notes due 2029 (included in Exhibit 4.2 hereto).
4.4	Form of 6.550% Senior Secured Notes due 2034 (included in Exhibit 4.2 hereto).
10.1
Charter Communications, Inc. 2019 Stock Incentive Plan (incorporated by reference to Annex A to the definitive proxy statement for the Charter Communications, Inc. 2019 Annual Meeting of Stockholders filed on March 14, 2019).

10.2
Amendment to the Charter Communications, Inc. 2019 Stock Incentive Plan, dated as of January 28, 2020 (incorporated by reference to Exhibit 10.152 to the Annual Report on Form 10-K of Charter Communications, Inc. filed on January 31, 2020).

10.3
Second Amendment to the Charter Communications, Inc. 2019 Stock Incentive Plan, dated as of April 23, 2024 (incorporated by reference to Appendix B to the definitive proxy statement for the Charter Communications, Inc. 2024 Annual Meeting of Stockholders filed on March 14, 2024).

10.4	Employment Agreement, dated July 23, 2024, by and between Charter Communications, Inc. and Kevin D. Howard.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101
The following financial information from Charter Communications, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024, filed with the Securities and Exchange Commission on July 26, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Shareholders' Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.

E-1