Form 10-Q
period 2025-06-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2025-07-25
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Number of shares of Class A common stock outstanding as of June 30, 2025: 136,590,984

Number of shares of Class B common stock outstanding as of June 30, 2025: 1

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2025

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2025. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “Charter,” “we,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries.

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
•our ability to satisfy the conditions to consummate the Liberty Broadband combination and/or the Cox Communications acquisition and/or to consummate the Liberty Broadband combination and/or the Cox Communications acquisition in a timely manner or at all;
•the risks related to us being restricted in the operation of our business while the Liberty Broadband merger agreement and the Cox Communications transaction agreement are in effect;
•other risks related to the Liberty Broadband combination as described in the definitive joint proxy statement/prospectus with respect to the combination, filed by Charter on January 22, 2025, including the sections entitled “Risk Factors” and “Where You Can Find More Information” included therein; and
•other risks related to the Cox Communications acquisition as described in the definitive proxy statement with respect to the acquisition, filed by Charter on July 2, 2025, including the sections entitled “Risk Factors” and “Where You Can Find More Information” included therein.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$606	$459
Accounts receivable, less allowance for doubtful accounts of $233 and $204, respectively	3,549	3,097
Prepaid expenses and other current assets	657	677
Total current assets	4,812	4,233

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $40,733 and $39,409, respectively	44,187	42,913
Customer relationships, net of accumulated amortization of $17,642 and $17,319, respectively	672	975
Franchises	67,468	67,462
Goodwill	29,674	29,674
Total investment in cable properties, net	142,001	141,024

OTHER NONCURRENT ASSETS	4,776	4,763

Total assets	$151,589	$150,020
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued and other current liabilities	$12,007	$11,687
Current portion of long-term debt	2,549	1,799
Total current liabilities	14,556	13,486

LONG-TERM DEBT	91,863	92,134
EQUIPMENT INSTALLMENT PLAN FINANCING FACILITY	1,306	1,072
DEFERRED INCOME TAXES	18,757	18,845
OTHER LONG-TERM LIABILITIES	4,739	4,776

SHAREHOLDERS’ EQUITY:
Class A common stock; $0.001 par value; 900 million shares authorized;
142,812,046 and 141,946,426 shares issued, respectively	—	—
Class B common stock; $0.001 par value; 1,000 shares authorized;
1 share issued and outstanding	—	—
Preferred stock; $0.001 par value; 250 million shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	23,714	23,337
Accumulated deficit	(5,232)	(7,750)
Treasury stock at cost; 6,221,062 and no shares, respectively	(2,273)	—
Total Charter shareholders’ equity	16,209	15,587
Noncontrolling interests	4,159	4,120
Total shareholders’ equity	20,368	19,707

Total liabilities and shareholders’ equity	$151,589	$150,020

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES	$13,766	$13,685	$27,501	$27,364

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	8,230	8,173	16,424	16,569
Depreciation and amortization	2,176	2,170	4,357	4,360
Other operating expenses, net	81	79	204	41
	10,487	10,422	20,985	20,970
Income from operations	3,279	3,263	6,516	6,394

OTHER INCOME (EXPENSES):
Interest expense, net	(1,263)	(1,328)	(2,504)	(2,644)
Other expense, net	(107)	(85)	(249)	(174)
	(1,370)	(1,413)	(2,753)	(2,818)

Income before income taxes	1,909	1,850	3,763	3,576
Income tax expense	(414)	(427)	(859)	(873)
Consolidated net income	1,495	1,423	2,904	2,703
Less: Net income attributable to noncontrolling interests	(194)	(192)	(386)	(366)
Net income attributable to Charter shareholders	$1,301	$1,231	$2,518	$2,337

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$9.41	$8.58	$18.00	$16.24
Diluted	$9.18	$8.49	$17.59	$16.03

Weighted average common shares outstanding, basic	138,205,810	143,329,828	139,889,251	143,920,073
Weighted average common shares outstanding, diluted	141,684,415	144,914,860	143,098,493	145,742,397

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in millions)
Unaudited

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Charter Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity
BALANCE, December 31, 2024	$—	$—	$23,337	$(7,750)	$—	$15,587	$4,120	$19,707
Consolidated net income	—	—	—	1,217	—	1,217	192	1,409
Stock compensation expense	—	—	222	—	—	222	—	222
Exercise of stock options	—	—	17	—	—	17	—	17
Purchases of treasury stock, including excise tax	—	—	—	—	(806)	(806)	—	(806)
Purchase of noncontrolling interest, net of tax	—	—	(5)	—	—	(5)	(14)	(19)
Change in noncontrolling interest ownership, net of tax	—	—	15	—	—	15	(20)	(5)
Distributions to noncontrolling interest	—	—	—	—	—	—	(3)	(3)
BALANCE, March 31, 2025	—	—	23,586	(6,533)	(806)	16,247	4,275	20,522
Consolidated net income	—	—	—	1,301	—	1,301	194	1,495
Stock compensation expense	—	—	157	—	—	157	—	157
Exercise of stock options	—	—	2	—	—	2	—	2
Purchases of treasury stock, including excise tax	—	—	—	—	(1,467)	(1,467)	—	(1,467)
Purchase of noncontrolling interest, net of tax	—	—	(45)	—	—	(45)	(171)	(216)
Change in noncontrolling interest ownership, net of tax	—	—	14	—	—	14	(18)	(4)
Distributions to noncontrolling interest	—	—	—	—	—	—	(121)	(121)
BALANCE, June 30, 2025	$—	$—	$23,714	$(5,232)	$(2,273)	$16,209	$4,159	$20,368

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Charter Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity
BALANCE, December 31, 2023	$—	$—	$23,346	$(12,260)	$—	$11,086	$3,632	$14,718
Consolidated net income	—	—	—	1,106	—	1,106	174	1,280
Stock compensation expense	—	—	214	—	—	214	—	214
Exercise of stock options	—	—	2	—	—	2	—	2
Purchases of treasury stock, including excise tax	—	—	—	—	(516)	(516)	—	(516)
Purchase of noncontrolling interest, net of tax	—	—	(28)	—	—	(28)	(58)	(86)
Change in noncontrolling interest ownership, net of tax	—	—	10	—	—	10	(13)	(3)
Distributions to noncontrolling interest	—	—	—	—	—	—	(3)	(3)
BALANCE, March 31, 2024	—	—	23,544	(11,154)	(516)	11,874	3,732	15,606
Consolidated net income	—	—	—	1,231	—	1,231	192	1,423
Stock compensation expense	—	—	153	—	—	153	—	153
Purchases of treasury stock, including excise tax	—	—	—	—	(363)	(363)	—	(363)
Purchase of noncontrolling interest, net of tax	—	—	(4)	—	—	(4)	(42)	(46)
Change in noncontrolling interest ownership, net of tax	—	—	(12)	—	—	(12)	14	2
Distributions to noncontrolling interest	—	—	—	—	—	—	(61)	(61)
BALANCE, June 30, 2024	$—	$—	$23,681	$(9,923)	$(879)	$12,879	$3,835	$16,714

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$2,904	$2,703
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	4,357	4,360
Stock compensation expense	379	367
Noncash interest, net	15	16
Deferred income taxes	(80)	(13)
Other, net	350	105
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(286)	(33)
Prepaid expenses and other assets	(169)	(265)
Accounts payable, accrued liabilities and other	366	(175)
Net cash flows from operating activities	7,836	7,065

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,273)	(5,644)
Change in accrued expenses related to capital expenditures	47	233
Other, net	(199)	(225)
Net cash flows from investing activities	(5,425)	(5,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	5,116	14,743
Borrowings of equipment installment plan financing facility	233	876
Repayments of long-term debt	(4,793)	(15,784)
Payments for debt issuance costs	(1)	(27)
Purchase of treasury stock	(2,253)	(877)
Proceeds from exercise of stock options	19	2
Purchase of noncontrolling interest	(252)	(141)
Distributions to noncontrolling interest	(124)	(64)
Other, net	(213)	(224)
Net cash flows from financing activities	(2,268)	(1,496)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	143	(67)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	506	709
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$649	$642

CASH PAID FOR INTEREST	$2,439	$2,598
CASH PAID FOR INCOME TAXES	$713	$647

As of June 30, 2025, December 31, 2024 and June 30, 2024, cash, cash equivalents and restricted cash includes $43 million, $47 million and $40 million of restricted cash included in prepaid expenses and other current assets in the consolidated balance sheets, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

1.    Organization and Basis of Presentation

Organization

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter,” or the “Company”) is a leading broadband connectivity company and cable operator. Over an advanced communications network, supported by a 100% U.S.-based workforce, the Company offers a full range of state-of-the-art residential and business services including Spectrum Internet®, TV, Mobile and Voice.

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

Comprehensive income equaled net income attributable to Charter shareholders for the three and six months ended June 30, 2025 and 2024.

2.    Mergers and Acquisitions

On May 16, 2025, Charter, Charter Holdings, and Cox Enterprises, Inc. (“Cox Enterprises”) entered into a Transaction Agreement (the “Transaction Agreement”) pursuant to which (i) Cox Enterprises will sell and transfer to Charter 100% of the equity interests of certain subsidiaries of Cox Communications, Inc. (“Cox Communications”) that conduct Cox Communications’ commercial fiber and managed IT and cloud services businesses (the “Equity Sale”), (ii) Cox Enterprises will contribute the equity interests of Cox Communications and certain other assets (other than certain excluded assets) primarily related to Cox Communications’ residential cable business to Charter Holdings (the “Contribution”), and (iii) Cox Enterprises will pay $1.00 to Charter (collectively, the “Cox Transactions”). Under the Transaction Agreement, Charter and Cox Enterprises may designate one or more wholly owned subsidiaries to take actions with respect to Charter and Cox Enterprises, respectively.

Pursuant to the Transaction Agreement, at the closing of the Cox Transactions:

•in consideration of the Equity Sale, Charter will pay $3.5 billion in cash to Cox Enterprises;

•in consideration of the Contribution, Charter Holdings will (i) pay to Cox Enterprises $500 million in cash and (ii) issue to Cox Enterprises convertible preferred units of Charter Holdings with an aggregate liquidation preference of $6.0 billion, which will pay a 6.875% dividend per annum, and approximately 33.6 million Charter Holdings common units. The Charter Holdings convertible preferred units will be convertible into Charter Holdings common units, with an initial conversion price of $477.41, subject to certain adjustments. The Charter Holdings common units will be exchangeable by

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

the holder, in certain circumstances, for cash or, at the election of Charter, Charter Class A common stock on a one-for-one basis, subject to certain adjustments; and

•in consideration of the $1.00 payment from Cox Enterprises to Charter, Charter will issue to Cox Enterprises one share of the newly created Charter Class C common stock. The Charter Class C common stock will be equivalent, economically, to the outstanding Charter Class A common stock and the Charter Class B common stock but will have a number of votes per share that reflect the voting power of the Charter Holdings common units and the Charter Holdings convertible preferred units held by Cox Enterprises on an as-converted, as-exchanged basis.

The combined entity will assume Cox Communications’ approximately $12.6 billion in outstanding net debt and finance leases.

3.    Accounts Payable, Accrued and Other Current Liabilities

Accounts payable, accrued and other current liabilities consist of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Accounts payable – trade	$967	$880
Deferred revenue	457	456
Accrued and other current liabilities:
Programming costs	1,588	1,576
Labor	1,281	1,365
Capital expenditures	2,945	2,906
Interest	1,271	1,208
Taxes and regulatory fees	844	649
Short-term borrowings	565	758
Other	2,089	1,889
	$12,007	$11,687

Under a supply chain finance program, the Company has agreements with third parties that allow its participating vendors to finance payment obligations from the Company with designated third-party financial institutions who act as its paying agent. The Company has generally extended its payment terms with vendors. A participating vendor may request a participating financial institution to finance one or more of the Company's payment obligations to such vendor prior to the scheduled due date thereof at a discounted price. The Company is not required to provide collateral to the financial institutions. The Company's obligations to participating vendors, including amounts due and scheduled payment dates, are not impacted by the vendors’ decisions to finance amounts due under these financing arrangements. The Company's outstanding payment obligations to participating vendors were $692 million and $576 million as of June 30, 2025 and December 31, 2024, respectively, and are included in accounts payable - trade and accrued capital expenditures above. Cash outflows to the financial institutions are classified as cash flows from operating and investing activities.

Under a deferred payment program, the Company has agreements with third parties specifically for its mobile handset purchases. Under the deferred payment program, the third parties pay the Company’s mobile handset invoices when due, and the Company pays the third parties at a later date, the invoice amount plus interest. The Company's outstanding payment obligation to participating vendors under the deferred payment plan was $565 million and $758 million as of June 30, 2025 and December 31, 2024, respectively, and is included in short-term borrowings. Cash outflows to the financial institutions are classified as cash flows from financing activities.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

4.    Total Debt
A summary of our debt as of June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025			December 31, 2024
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior unsecured notes	$27,250	$27,189	$26,167	$27,250	$27,182	$24,881
Senior secured notes and debentures(a)	56,350	56,619	50,469	56,195	56,475	47,896
Credit facilities(b)	10,657	10,604	10,532	10,334	10,276	10,079
	$94,257	$94,412	$87,168	$93,779	$93,933	$82,856

(a)Includes the Company's £625 million fixed-rate British pound sterling denominated notes (the “Sterling Notes”) (remeasured at $858 million and $782 million as of June 30, 2025 and December 31, 2024, respectively, using the exchange rate at the respective dates) and the Company's £650 million aggregate principal amount of Sterling Notes (remeasured at $892 million and $813 million as of June 30, 2025 and December 31, 2024, respectively, using the exchange rate at the respective dates).
(b)The Company has availability under the Charter Operating credit facilities of approximately $5.8 billion as of June 30, 2025.

The estimated fair value of the Company’s senior unsecured and secured notes and debentures as of June 30, 2025 and December 31, 2024 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

5.    Equipment Installment Plan Financing Facility
CCO EIP Financing, LLC (the “SPV Borrower”), a bankruptcy remote special purpose vehicle and consolidated subsidiary of the Company, is the borrower of a senior secured revolving credit facility to finance the purchase of equipment installment plan receivables (“EIP Receivables”) with a number of financial institutions (the “EIP Financing Facility”).

The revolving credit facility under the EIP Financing Facility bears interest on the outstanding borrowings based on lenders’ cost of funds plus an applicable margin and was 5.45% and 5.78% as of June 30, 2025 and December 31, 2024, respectively. In June 2025, the revolving credit facility under the EIP Financing Facility was amended to extend the maturity date and increase borrowing capacity to $1.6 billion, among other amendments. The EIP Financing Facility has a final maturity date of December 20, 2028, comprised of a six-month revolving loan period subject to renewal, and if not renewed, cash flows on EIP Receivables are applied to amortize the loan which may occur over a period of up to three years. As of June 30, 2025 and December 31, 2024, the carrying value of the EIP Financing Facility was $1.3 billion and $1.1 billion, respectively, and is included in the Company’s consolidated balance sheets.

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

The EIP Financing Facility is accounted for on a consolidated basis as a secured borrowing. As of June 30, 2025 and December 31, 2024, pledged EIP Receivables with an unpaid principal balance of $1.9 billion and $1.6 billion, respectively, included in accounts receivable, net and other noncurrent assets, and restricted cash of $43 million and $47 million, respectively, included in prepaid expenses and other current assets, are held by the SPV Borrower and reflected in the Company’s consolidated balance sheets. Receipts from mobile customers related to the underlying EIP Receivables are

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

reflected as cash flows from operating activities and borrowings and repayments under the EIP Financing Facility are reflected as cash flows from financing activities in the Company’s consolidated statements of cash flows.

6.    Common Stock

The following represents the Company's purchase of Charter Class A common stock and the effect on the consolidated statements of cash flows during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Shares	$	Shares	$	Shares	$	Shares	$
Share buybacks	3,832,505	$1,443	1,321,827	$358	5,837,900	$2,174	2,731,424	$830
Income tax withholding	19,342	8	9,652	3	221,416	79	131,559	47
Exercise cost	92,580	—	174	—	161,746	—	26,224	—
	3,944,427	$1,451	1,331,653	$361	6,221,062	$2,253	2,889,207	$877

Share buybacks above include shares of Charter Class A common stock purchased from Liberty Broadband Corporation (“Liberty Broadband”) as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of shares purchased	808,841	130,687	1,634,261	343,903
Amount of shares purchased	$300	$35	$600	$116

As of June 30, 2025, Charter had remaining board authority to purchase an additional $1.3 billion of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. The Company also withholds shares of its Class A common stock in payment of income tax withholding owed by employees upon vesting of equity awards as well as exercise costs owed by employees upon exercise of stock options.

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

Net income of Charter Holdings attributable to A/N’s common noncontrolling interest for financial reporting purposes is based on the weighted average effective common ownership interest of approximately 10%, and was $194 million and $385 million for the three and six months ended June 30, 2025, respectively, and $192 million and $365 million for the three and six months ended June 30, 2024, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The following table represents Charter Holdings' purchase of Charter Holdings common units from A/N and the effect on total shareholders' equity during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of units purchased	631,663	169,428	683,336	431,767
Purchase of noncontrolling interest	$232	$46	$252	$141
Carrying value of noncontrolling interest purchased	$(171)	$(42)	$(185)	$(100)
Excess purchased recorded to additional paid-in-capital, net of tax	$(45)	$(4)	$(50)	$(32)

Total shareholders' equity was also adjusted during the three and six months ended June 30, 2025 and 2024 due to the changes in Charter Holdings' ownership as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Change in noncontrolling interest	$(18)	$14	$(38)	$1
Change in additional paid-in-capital, net of tax	$14	$(12)	$29	$(2)

8.     Accounting for Derivative Instruments and Hedging Activities

Cross-currency derivative instruments are used to manage foreign exchange risk on the Sterling Notes by effectively converting £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The fair value of the Company's cross-currency derivatives, which are classified within Level 2 of the valuation hierarchy, was $393 million and $504 million and is included in other long-term liabilities on its consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.

The effect of financial instruments are recorded in other expense, net in the consolidated statements of operations and consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Change in fair value of cross-currency derivative instruments	$124	$(9)	$111	$(29)
Foreign currency remeasurement of Sterling Notes to U.S. dollars	(104)	(5)	(156)	11
Gain (loss) on financial instruments, net	$20	$(14)	$(45)	$(18)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

9.    Revenues

The Company’s revenues by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Internet	$5,969	$5,806	$11,899	$11,632
Video	3,484	3,867	7,064	7,775
Mobile service	921	737	1,835	1,422
Voice	346	350	702	724
Residential revenue	10,720	10,760	21,500	21,553

Small business	1,094	1,101	2,180	2,189
Mid-market & large business	742	721	1,478	1,429
Commercial revenue	1,836	1,822	3,658	3,618

Advertising sales	371	397	711	788
Other	839	706	1,632	1,405
	$13,766	$13,685	$27,501	$27,364

In connection with the February 2025 launch of the Company’s Spectrum Business brand, the previously reported “Small and medium business (“SMB”)” and “Enterprise” line items have been renamed to “Small business” and “Mid-market & large business,” respectively. The new terminology did not result in any changes to previously reported revenue data.

As of June 30, 2025 and December 31, 2024, accounts receivable, net on the consolidated balance sheets includes approximately $1.2 billion and $967 million of current equipment installment plan receivables, respectively, and other noncurrent assets includes approximately $1.0 billion and $980 million of noncurrent equipment installment plan receivables, respectively.

10.     Segment Reporting

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

As a single reportable segment entity, the Company’s segment performance measure is net income attributable to Charter shareholders. See Note 9 for the Company's disaggregated revenues by product line. Significant segment expenses are presented in the Company’s consolidated statements of operations. Additional disaggregated significant segment expenses on a functional basis, that are not separately presented on the Company’s consolidated statements of operations, are presented below.

Operating Costs and Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Programming	$2,253	$2,472	$4,555	$5,042
Other costs of revenue	1,651	1,538	3,235	2,996
Field and technology operations	1,294	1,241	2,584	2,539
Customer operations	791	767	1,577	1,591
Marketing and residential sales	958	882	1,907	1,763
Stock compensation expense (see Note 11)	157	153	379	367
Other expense	1,126	1,120	2,187	2,271
	$8,230	$8,173	$16,424	$16,569

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

Other Operating Expenses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Special charges, net	$29	$76	$60	$89
Merger and acquisition costs	43	—	44	—
(Gain) loss on disposal of assets, net	9	3	100	(48)
	$81	$79	$204	$41

Special charges, net primarily includes severance costs and net amounts of litigation settlements. Merger and acquisition costs represents costs incurred primarily in connection with the Cox Transactions, such as advisory, legal and accounting fees, among others. (Gain) loss on disposal of assets, net includes a $90 million impairment on the Company’s Los Angeles Lakers regional sports network intangibles during the six months ended June 30, 2025 and a $67 million gain on sale of towers during the six months ended June 30, 2024.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Other Expense, Net

Other expense, net consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss on equity investments, net	$(127)	$(81)	$(204)	$(167)
Gain (loss) on financial instruments, net (see Note 8)	20	(14)	(45)	(18)
Gain on extinguishment of debt	—	9	—	9
Net periodic pension benefit	—	1	—	2
	$(107)	$(85)	$(249)	$(174)

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	39,600	13,800	1,447,300	1,358,400
Restricted stock	11,500	13,400	11,500	13,400
Restricted stock units	28,300	16,700	1,183,500	1,099,800

Stock options and restricted stock units generally cliff vest three years from the date of grant. Certain stock options and restricted stock units vest based on achievement of stock price hurdles. Stock options generally expire ten years from the grant date and restricted stock units have no voting rights. Restricted stock generally vests one year from the date of grant.

As of June 30, 2025, total unrecognized compensation remaining to be recognized in future periods totaled $312 million for stock options, $551 million for restricted stock units and $3 million for restricted stock and the weighted average period over which they are expected to be recognized is two years for stock options and restricted stock units and ten months for restricted stock.

12.    Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to Charter shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the impact of potentially dilutive securities using the treasury stock and if-converted methods and is based on the weighted average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock units, restricted stock, equity awards with market conditions and Charter Holdings common units. Charter Holdings common units of 16 million for the three and six months ended June 30, 2025 and 17 million for the three and six months ended June 30, 2024 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The following is the computation of diluted earnings per common share for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Charter shareholders	$1,301	$1,231	$2,518	$2,337

Denominator:
Weighted average common shares outstanding, basic	138,205,810	143,329,828	139,889,251	143,920,073
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans	3,478,605	1,585,032	3,209,242	1,822,324
Weighted average common shares outstanding, diluted	141,684,415	144,914,860	143,098,493	145,742,397

Basic earnings per common share attributable to Charter shareholders	$9.41	$8.58	$18.00	$16.24
Diluted earnings per common share attributable to Charter shareholders	$9.18	$8.49	$17.59	$16.03

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter”) is a leading broadband connectivity company and cable operator with services available to more than 57 million homes and businesses in 41 states through our Spectrum brand. Over an advanced communications network, supported by a 100% U.S.-based workforce, we offer a full range of state-of-the-art residential and business services including Spectrum Internet, TV, Mobile and Voice.

Charter is a holding company whose principal asset is a controlling equity interest in Charter Communications Holdings, LLC (“Charter Holdings”), an indirect owner of Charter Communications Operating, LLC (“Charter Operating”) under which substantially all of the operations reside. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Cox Transactions

On May 16, 2025, Charter, Charter Holdings, and Cox Enterprises, Inc. (“Cox Enterprises”) entered into a Transaction Agreement (the “Transaction Agreement”) pursuant to which (i) Cox Enterprises will sell and transfer to Charter 100% of the equity interests of certain subsidiaries of Cox Communications, Inc. (“Cox Communications”) that conduct Cox Communications’ commercial fiber and managed IT and cloud services businesses (the “Equity Sale”), (ii) Cox Enterprises will contribute the equity interests of Cox Communications and certain other assets (other than certain excluded assets) primarily related to Cox Communications’ residential cable business to Charter Holdings (the “Contribution”), and (iii) Cox Enterprises will pay $1.00 to Charter (collectively, the “Cox Transactions”). Under the Transaction Agreement, Charter and Cox Enterprises may designate one or more wholly owned subsidiaries to take actions with respect to Charter and Cox Enterprises, respectively.

Pursuant to the Transaction Agreement, at the closing of the Cox Transactions (the “Closing”):

•in consideration of the Equity Sale, Charter will pay $3.5 billion in cash to Cox Enterprises;

•in consideration of the Contribution, Charter Holdings will (i) pay to Cox Enterprises $500 million in cash and (ii) issue to Cox Enterprises convertible preferred units of Charter Holdings with an aggregate liquidation preference of $6.0 billion, which will pay a 6.875% dividend per annum, and approximately 33.6 million Charter Holdings common units. The Charter Holdings convertible preferred units will be convertible into Charter Holdings common units, with an initial conversion price of $477.41, subject to certain adjustments. The Charter Holdings common units will be exchangeable by the holder, in certain circumstances, for cash or, at the election of Charter, Charter Class A common stock on a one-for-one basis, subject to certain adjustments; and

•in consideration of the $1.00 payment from Cox Enterprises to Charter, Charter will issue to Cox Enterprises one share of the newly created Charter Class C common stock. The Charter Class C common stock will be equivalent, economically, to the outstanding Charter Class A common stock and the Charter Class B common stock but will have a number of votes per share that reflect the voting power of the Charter Holdings common units and the Charter Holdings convertible preferred units held by Cox Enterprises on an as-converted, as-exchanged basis.

The combined entity will assume Cox Communications’ approximately $12.6 billion in outstanding net debt and finance leases.

Overview

During the second quarter of 2025, we added 500,000 mobile lines while Internet and video losses improved as compared to the prior year period. The improvement in our customer results was partly driven by the new pricing and packaging strategy launched in September 2024 at the same time we launched our new brand platform, Life Unlimited, as well as the end of the Federal Communications Commission’s (“FCC”) Affordable Connectivity Program subsidies which impacted the second quarter of 2024. Life Unlimited emphasizes the power of our advanced network and cutting-edge connectivity products and services, and our new and simplified pricing and packaging strategy better utilizes our seamless connectivity and entertainment products to offer lower promotional and persistent bundled pricing to drive growth. Our Internet and mobile product bundles provide a differentiated connectivity experience by bringing together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on the go in high-value packages. We have completed deals with every major programmer to deliver better flexibility and greater value to our customers by including seamless entertainment applications with our Spectrum TV services at no additional cost. In July 2025, we began launching the sale of these seamless entertainment applications to customers à la carte. We also continue to evolve other elements of our video product and are deploying Xumo stream boxes to new video customers.

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

We spent $545 million and $1.0 billion on our subsidized rural construction initiative during the three and six months ended June 30, 2025 and activated approximately 123,000 and 212,000 subsidized rural passings, respectively. We are upgrading our network to deliver symmetrical and multi-gigabit speeds across our footprint.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Revenues	$13,766	$13,685	0.6%	$27,501	$27,364	0.5%
Adjusted EBITDA	$5,693	$5,665	0.5%	$11,456	$11,162	2.6%
Income from operations	$3,279	$3,263	0.5%	$6,516	$6,394	1.9%

Adjusted EBITDA is defined as net income attributable to Charter shareholders plus net income attributable to noncontrolling interest, interest expense, net, income taxes, depreciation and amortization, stock compensation expense, other income (expenses), net and other operating (income) expenses, net, such as special charges, merger and acquisition costs and (gain) loss on sale or retirement of assets. See “Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.

Growth in total revenue was primarily due to mobile line growth and higher average revenue per customer, partly offset by lower customers. Adjusted EBITDA and income from operations growth was driven by growth in revenue and decreases in programming expense, partly offset by an increase in mobile device and other mobile direct costs.

The following table summarizes our customer statistics for Internet, video, mobile and voice as of June 30, 2025 and 2024 (in thousands except per customer data and footnotes).

	Approximate as of
	June 30,
	2025 (a)	2024 (a)
Customer Relationships (b)
Residential	29,006	29,615
Small Business	2,201	2,222
Total Customer Relationships	31,207	31,837

Monthly Residential Revenue per Residential Customer (c)	$122.86	$120.77
Monthly Small Business Revenue per Small Business Customer (d)	$165.44	$165.28

Internet
Residential	27,868	28,318
Small Business	2,035	2,049
Total Internet Customers	29,903	30,367

Video
Residential	12,087	12,718
Small Business	544	591
Total Video Customers	12,631	13,309

Mobile Lines (e)
Residential	10,542	8,531
Small Business	355	278
Total Mobile Lines	10,897	8,809

Voice
Residential	5,161	6,170
Small Business	1,225	1,276
Total Voice Customers	6,386	7,446

Mid-Market & Large Business Primary Service Units ("PSUs") (f)	331	312

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account in accordance with our collection policies. On that basis, as of June 30, 2025 and 2024, customers include approximately 99,400 and 79,400 customers, respectively, whose accounts were over 60 days past due, approximately 11,600 and 10,000 customers, respectively, whose accounts were over 90 days past due and approximately 18,900 and 13,500 customers, respectively, whose accounts were over 120 days past due.
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

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$13,766	$13,685	$27,501	$27,364

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	8,230	8,173	16,424	16,569
Depreciation and amortization	2,176	2,170	4,357	4,360
Other operating expenses, net	81	79	204	41
	10,487	10,422	20,985	20,970
Income from operations	3,279	3,263	6,516	6,394

Other Income (Expenses):
Interest expense, net	(1,263)	(1,328)	(2,504)	(2,644)
Other expense, net	(107)	(85)	(249)	(174)
	(1,370)	(1,413)	(2,753)	(2,818)

Income before income taxes	1,909	1,850	3,763	3,576
Income tax expense	(414)	(427)	(859)	(873)
Consolidated net income	1,495	1,423	2,904	2,703
Less: Net income attributable to noncontrolling interests	(194)	(192)	(386)	(366)

Net income attributable to Charter shareholders	$1,301	$1,231	$2,518	$2,337

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$9.41	$8.58	$18.00	$16.24
Diluted	$9.18	$8.49	$17.59	$16.03

Weighted average common shares outstanding, basic	138,205,810	143,329,828	139,889,251	143,920,073
Weighted average common shares outstanding, diluted	141,684,415	144,914,860	143,098,493	145,742,397

Revenues. Total revenues grew $81 million and $137 million for the three and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024 primarily due to growth in mobile lines and average revenue per customer, partly offset by lower customers.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Internet	$5,969	$5,806	2.8%	$11,899	$11,632	2.3%
Video	3,484	3,867	(9.9)%	7,064	7,775	(9.1)%
Mobile service	921	737	24.9%	1,835	1,422	29.0%
Voice	346	350	(0.8)%	702	724	(3.0)%
Residential revenue	10,720	10,760	(0.4)%	21,500	21,553	(0.2)%

Small business	1,094	1,101	(0.6)%	2,180	2,189	(0.4)%
Mid-market & large business	742	721	2.9%	1,478	1,429	3.4%
Commercial revenue	1,836	1,822	0.8%	3,658	3,618	1.1%

Advertising sales	371	397	(6.7)%	711	788	(9.8)%
Other	839	706	18.9%	1,632	1,405	16.1%
	$13,766	$13,685	0.6%	$27,501	$27,364	0.5%

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2025 compared to three months ended June 30, 2024	Six months ended June 30, 2025 compared to six months ended June 30, 2024
Increase related to rate and product mix changes	$257	$468
Decrease in average residential Internet customers	(94)	(201)
	$163	$267

The increase related to rate and product mix was primarily due to promotional rate step-ups, rate adjustments, and a favorable change in bundled revenue allocation. Residential Internet customers decreased by 450,000 customers from June 30, 2024 to June 30, 2025.

Video revenues consist primarily of revenues from video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The decrease in video revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2025 compared to three months ended June 30, 2024	Six months ended June 30, 2025 compared to six months ended June 30, 2024
Decrease in average residential video customers	$(238)	$(557)
Decrease related to rate and product mix changes	(145)	(154)
	$(383)	$(711)

Residential video customers decreased by 631,000 from June 30, 2024 to June 30, 2025. The decrease related to rate and product mix was primarily due to a higher mix of lower priced video packages within our video customer base, costs allocated to seamless entertainment applications and netted within video revenue and more unfavorable bundled revenue allocation, partly offset by promotional rate step-ups and video rate adjustments that pass-through programming rate increases.

The increase in mobile service revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2025 compared to three months ended June 30, 2024	Six months ended June 30, 2025 compared to six months ended June 30, 2024
Increase in average residential mobile lines	$184	$365
Increase related to rate	—	48
	$184	$413

Residential mobile lines increased by 2.0 million mobile lines from June 30, 2024 to June 30, 2025. The increase related to rate is primarily related to successful conversion of free lines to paying lines and success of our Unlimited Plus plan partly offset by a less favorable bundled revenue allocation.

The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2025 compared to three months ended June 30, 2024	Six months ended June 30, 2025 compared to six months ended June 30, 2024
Decrease in average residential voice customers	$(58)	$(119)
Increase related to rate adjustments	54	97
	$(4)	$(22)

Residential wireline voice customers decreased by 1.0 million customers from June 30, 2024 to June 30, 2025.

The decrease in small business revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2025 compared to three months ended June 30, 2024	Six months ended June 30, 2025 compared to six months ended June 30, 2024
Decrease in average small business customers	$(8)	$(11)
Increase related to rate and product mix changes	1	2
	$(7)	$(9)

Small business customers decreased by 21,000 from June 30, 2024 to June 30, 2025.

Mid-market & large business revenues increased $21 million and $49 million during the three and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024 primarily due to an increase in Internet PSUs. Mid-market & large business PSUs increased 19,000 from June 30, 2024 to June 30, 2025.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues decreased $26 million and $77 million during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024 primarily due to a decrease in political, national and local ad revenue, partly offset by higher advanced advertising.

Other revenues consist of revenue from mobile and video device sales, processing fees, regional sports and news channels (excluding intercompany charges or advertising sales on those channels), subsidy revenue, home shopping, wire maintenance fees and other miscellaneous revenues. Other revenues increased $133 million and $227 million during the three and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024 primarily due to higher mobile device sales including a one-time benefit.

Operating costs and expenses. The change in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended June 30, 2025 compared to three months ended June 30, 2024	Six months ended June 30, 2025 compared to six months ended June 30, 2024
Programming	$(219)	$(487)
Other costs of revenue	113	239
Field and technology operations	53	45
Customer operations	24	(14)
Marketing and residential sales	76	144
Other	10	(72)
	$57	$(145)

Programming costs were approximately $2.3 billion and $2.5 billion for the three months ended June 30, 2025 and 2024, representing 27% and 30% of total operating costs and expenses, respectively, and $4.6 billion and $5.0 billion for the six months ended June 30, 2025 and 2024, representing 28% and 30% of total operating costs and expenses, respectively. Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand, and pay-per-view programming. Programming costs decreased as a result of fewer video customers and a higher mix of lower cost video packages within our video customer base as well as costs allocated to seamless entertainment applications and netted within video revenue, partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent.

Other costs of revenue increased $113 million and $239 million during the three and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024 primarily due to higher mobile service direct costs and mobile device sales due to an increase in mobile lines.

Field and technology operations increased $53 million and $45 million during the three and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024 primarily due to higher labor costs, partly driven by storm activity, and network utilities expense.

Customer operations increased $24 million during the three months ended June 30, 2025 compared to the corresponding period in 2024 primarily due to higher bad debt expense and decreased $14 million during the six months ended June 30, 2025 compared to the corresponding period in 2024 primarily due to lower labor costs, partly offset by higher bad debt expense.

Marketing and residential sales increased $76 million and $144 million during the three and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024 primarily due to higher sales, channel mix and our continued focus on driving growth.

Other expense increased $10 million and decreased $72 million during the three and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. The decrease during the six months ended June 30, 2025 compared to the corresponding period in 2024 is primarily due to one-time favorable adjustments of $75 million.

Depreciation and amortization. Depreciation and amortization expense increased $6 million and decreased $3 million during the three and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024.

Other operating expenses, net. The change in other operating expenses, net is attributable to the following (dollars in millions):

	Three months ended June 30, 2025 compared to three months ended June 30, 2024	Six months ended June 30, 2025 compared to six months ended June 30, 2024
Special charges, net	$(47)	$(29)
Merger and acquisition costs	43	44
(Gain) loss on disposal of assets, net	6	148
	$2	$163

See Note 10 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Interest expense, net. Net interest expense decreased by $65 million and $140 million for the three and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024 primarily due to a decrease in weighted average interest rates and debt.

Other expense, net. The change in other expense, net is attributable to the following (dollars in millions):

	Three months ended June 30, 2025 compared to three months ended June 30, 2024	Six months ended June 30, 2025 compared to six months ended June 30, 2024
Loss on equity investments, net	$(46)	$(37)
Gain (loss) on financial instruments, net (see Note 8)	34	(27)
Gain on extinguishment of debt	(9)	(9)
Net periodic pension benefit	(1)	(2)
	$(22)	$(75)

See Note 10 and the Note referenced above to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Income tax expense. We recognized income tax expense of $414 million and $859 million for the three and six months ended June 30, 2025, respectively, and $427 million and $873 million for the three and six months ended June 30, 2024, respectively.

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

Net income attributable to Charter shareholders. Net income attributable to Charter shareholders increased $70 million and $181 million during the three and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024 primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $366 million and $732 million for the three and six months ended June 30, 2025, respectively, and $366 million and $737 million for the three and six months ended June 30, 2024, respectively.

A reconciliation of Adjusted EBITDA and free cash flow to net income attributable to Charter shareholders and net cash flows from operating activities, respectively, is as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to Charter shareholders	$1,301	$1,231	$2,518	$2,337
Plus: Net income attributable to noncontrolling interest	194	192	386	366
Interest expense, net	1,263	1,328	2,504	2,644
Income tax expense	414	427	859	873
Depreciation and amortization	2,176	2,170	4,357	4,360
Stock compensation expense	157	153	379	367
Other, net	188	164	453	215
Adjusted EBITDA	$5,693	$5,665	$11,456	$11,162

Net cash flows from operating activities	$3,600	$3,853	$7,836	$7,065
Less: Purchases of property, plant and equipment	(2,874)	(2,853)	(5,273)	(5,644)
Change in accrued expenses related to capital expenditures	320	296	47	233
Free cash flow	$1,046	$1,296	$2,610	$1,654

Liquidity and Capital Resources

Overview

We have significant amounts of debt and require significant cash to fund principal and interest payments on our debt. The principal amount of our debt as of June 30, 2025 was $94.3 billion, consisting of $10.7 billion of credit facility debt, $56.4 billion of investment grade senior secured notes and $27.3 billion of high-yield senior unsecured notes. Our split credit rating allows us to access both the investment grade debt and the high yield debt markets. Additionally, our bankruptcy remote special purpose vehicle is the borrower of a senior secured revolving credit facility to finance the purchase of equipment installment plan receivables with a number of financial institutions (the “EIP Financing Facility”). As of June 30, 2025, the carrying value of the EIP Financing Facility was $1.3 billion. For more information on the EIP Financing Facility, see Note 5 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $1.0 billion and $2.6 billion for the three and six months ended June 30,

2025, respectively, and $1.3 billion and $1.7 billion for the three and six months ended June 30, 2024, respectively. See the table below for factors impacting free cash flow during the three and six months ended June 30, 2025 compared to the corresponding prior periods. As of June 30, 2025, the amount available under our credit facilities was approximately $5.8 billion and cash on hand was approximately $606 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow, including investing in our business growth and other strategic opportunities, including expanding the capacity of our network, the expansion of our network through our rural broadband construction initiative, the build-out and deployment of our CBRS spectrum, and mergers and acquisitions as well as stock repurchases and dividends. Charter's leverage ratio of net debt to the last twelve months Adjusted EBITDA was 4.1 times as of June 30, 2025. Charter plans to maintain a leverage ratio, pro forma for the closing of the Liberty Broadband Corporation (“Liberty Broadband”) combination near the midpoint of its stated range of 4 to 4.5 times Adjusted EBITDA in the period leading up to the Closing, and up to 3.5 times Adjusted EBITDA at the Charter Operating first lien level. Charter plans to adjust its long-term target leverage range after the Closing to 3.5 to 4.0 times Adjusted EBITDA but will still have a significant amount of debt. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range.

Excluding purchases from Liberty Broadband discussed below, during the three and six months ended June 30, 2025, Charter purchased in the public market approximately 3.0 million and 4.2 million shares of Charter Class A common stock for approximately $1.1 billion and $1.6 billion, respectively, and during the three and six months ended June 30, 2024, Charter purchased in the public market approximately 1.2 million and 2.4 million shares of Charter Class A common stock for approximately $323 million and $714 million, respectively. Since the beginning of its buyback program in September 2016 through June 30, 2025, Charter has purchased approximately 169.2 million shares of Class A common stock and Charter Holdings common units for approximately $75.8 billion, including purchases from Liberty Broadband and A/N discussed below.

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

On November 12, 2024, Charter and Liberty Broadband also entered into Amendment No. 1 to the Second Amended and Restated Stockholders Agreement and the Letter Agreement (the “Stockholders and Letter Agreement Amendment”). The Stockholders and Letter Agreement Amendment sets forth, among other things, the terms of Liberty Broadband’s participation in Charter’s share repurchases during the period between the execution of the merger agreement and the effective time of the merger. Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed transaction, Charter will repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million and (ii) the Liberty Broadband minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permitted under applicable law, then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) the Liberty Broadband minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan on the terms set forth in the Stockholders and Letter Agreement Amendment. From and after the date Liberty Broadband’s exchangeable debentures are no longer outstanding, the amount of monthly repurchases will be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) the amount needed, in the reasonable judgment of Charter, to maintain an unrestricted cash balance of Liberty Broadband and its subsidiaries (other than GCI Holdings, LLC, GCI Spinco (as defined in the merger agreement) and their respective subsidiaries) of $50 million plus (y) the aggregate outstanding principal amount of the Liberty Broadband margin loan. The purchase price payable by Charter to Liberty Broadband in connection with such monthly repurchases will equal (i) the average price paid by Charter for shares of Charter Class A common stock repurchased during the immediately preceding calendar month (excluding shares repurchased from A/N and certain other excluded repurchases) or (ii) if Charter has not engaged in any repurchases of shares of Charter Class A common stock during the immediately preceding calendar month (other than any repurchases from A/N and certain other excluded repurchases), a purchase price based on a Bloomberg volume-weighted average price methodology proposed by Charter and reasonably acceptable to Liberty Broadband. Liberty Broadband will apply the proceeds from any such repurchases or borrowings from Charter to repay certain of its outstanding indebtedness in accordance with the Stockholders and Letter Agreement Amendment. The Stockholders and Letter Agreement Amendment provides that Liberty Broadband will be exempt from the standstill restrictions and the ownership cap under the Second Amended and Restated Stockholders Agreement among Charter, Liberty Broadband and A/N, dated as of May 23, 2015 to the extent its ownership in Charter exceeds such ownership cap solely as a result of the repurchase provisions in the Stockholders and Letter Agreement Amendment. During the three and six months ended June 30, 2025, Charter purchased from Liberty Broadband 0.8 million and 1.6 million shares of Charter Class A common stock for approximately $300 million and $600 million, respectively, and during the three and six months ended June 30, 2024, Charter purchased from Liberty Broadband 0.1 million and 0.3 million shares of Charter Class A common stock for approximately $35 million and $116 million, respectively.

In December 2016, Charter and A/N entered into a letter agreement, as amended in December 2017 (the “Existing A/N Letter Agreement”), that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. In connection with the Cox Transactions, Charter, Charter Holdings and A/N entered into an amendment to the Existing A/N Repurchase Letter, dated as of May 16, 2025 (the “A/N Repurchase Letter Amendment”) which sets forth, among other things, the updated terms of A/N’s participation in Charter’s share repurchases going forward. The right to participate pro rata in repurchases on the terms and conditions set forth in the A/N Repurchase Letter Amendment is effective only from the earlier of the Closing and, in the event the Transaction Agreement is terminated in accordance with its terms, the date of such termination (such earlier date, the “Trigger Date”). Prior to the Trigger Date, the Existing A/N Letter Agreement will remain in full force and continue to govern A/N’s participation in Charter’s share repurchases, except for certain specific amendments set forth in the A/N Repurchase Letter Amendment which became effective upon execution of the A/N Repurchase Letter Amendment, including, in certain circumstances, where A/N elects not to participate in redemptions by Charter Holdings because such participation would cause A/N’s equity interest in Charter to be less than 11% prior to the Trigger Date, A/N may, subject to certain conditions, elect to receive a tax loan from Charter Holdings on the terms set forth in the A/N Repurchase Letter Amendment and in definitive documents in form and substance reasonably satisfactory to Charter and A/N. During the three and six months ended June 30, 2025, Charter Holdings purchased from A/N 0.6 million and 0.7 million Charter Holdings common units for approximately $232 million and $252 million, respectively, and during the three and six months ended June 30, 2024, Charter Holdings purchased from A/N 0.2 million and 0.4 million Charter Holdings common units for approximately $46 million and $141 million, respectively.

As of June 30, 2025, Charter had remaining board authority to purchase an additional $1.3 billion of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions.

As possible acquisitions, swaps or dispositions arise, we actively review them against our objectives including, among other considerations, improving the operational efficiency, geographic clustering of assets, product development or technology capabilities of our business and achieving appropriate return targets, and we may participate to the extent we believe these possibilities present attractive opportunities. However, there can be no assurance that we will actually complete any acquisitions, including the Cox Transactions, dispositions or system swaps, or that any such transactions will be material to our operations or results.

New Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA contains numerous business tax provisions, including business extenders made permanent such as restoration of 100% bonus depreciation, IRC Section 174 expensing for US-based research, and the EBITDA-based business interest expense limitation under IRC Section 163(j). We do not expect the OBBBA to have a material impact to income tax expense on our financial statements; however, we do expect to defer significant cash taxes to future years as a result of the bill.

Recent Events

In July 2025, Charter Operating and Charter Communications Operating Capital Corp. paid in full all of their outstanding 4.908% senior secured notes due 2025 at maturity.

Free Cash Flow

Free cash flow decreased $250 million and increased $956 million during the three and six months ended June 30, 2025, respectively, compared to the corresponding prior periods in 2024 due to the following (dollars in millions):

	Three months ended June 30, 2025 compared to three months ended June 30, 2024	Six months ended June 30, 2025 compared to six months ended June 30, 2024
(Increase) decrease in capital expenditures	$(21)	$371
Increase in Adjusted EBITDA	28	294
(Increase) decrease in cash paid for interest, net	(82)	158
Changes in working capital, mobile devices	(79)	133
Changes in working capital, excluding mobile devices	(12)	(116)
Increase in cash paid for taxes, net	(86)	(55)
Other, net	2	171
	$(250)	$956

Other, net primarily included the payment of a litigation settlement during the six months ended June 30, 2024 compared to the corresponding period in 2025.

Limitations on Distributions

Distributions by our subsidiaries to a parent company for payment of principal on parent company notes are restricted under CCO Holdings indentures governing CCO Holdings' indebtedness, unless there is no default under the applicable indenture, and unless CCO Holdings' leverage ratio test is met at the time of such distribution. As of June 30, 2025, there was no default under any of these indentures, and CCO Holdings met its leverage ratio test based on June 30, 2025 financial results. There can be no assurance that CCO Holdings will satisfy its leverage ratio test at the time of the contemplated distribution.

In addition to the limitation on distributions under the various indentures, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $606 million and $459 million in cash and cash equivalents as of June 30, 2025 and December 31, 2024, respectively. In addition, we held $43 million and $47 million in restricted cash included in prepaid and other current assets in our consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.

Operating Activities. Net cash provided by operating activities increased $771 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to an increase in Adjusted EBITDA, a decrease in cash paid for interest and the payment of litigation settlements in 2024.

Investing Activities. Net cash used in investing activities was $5.4 billion and $5.6 billion for the six months ended June 30, 2025 and 2024, respectively. The decrease in cash used was primarily due to a decrease in capital expenditures, partly offset by changes in accrued expenses related to capital expenditures.

Financing Activities. Net cash used in financing activities increased $772 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase in the purchase of treasury stock and decrease in borrowings under the EIP Financing Facility, partly offset by an increase in the amount by which borrowings of long-term debt exceeded repayments.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $2.9 billion and $5.3 billion for the three and six months ended June 30, 2025, respectively, and $2.9 billion and $5.6 billion for the three and six months ended June 30, 2024, respectively.  The decrease during the six months ended June 30, 2025 compared to the corresponding period in 2024 was primarily driven by line extensions and timing of customer premise equipment. See the table below for more details.

We currently expect full year 2025 capital expenditures to total approximately $11.5 billion. The actual amount of capital expenditures in 2025 will depend on a number of factors including, but not limited to, the pace of our network evolution and expansion initiatives, supply chain timing and residential and business customer growth rates.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued expenses related to capital expenditures increased by $47 million and $233 million for the six months ended June 30, 2025 and 2024, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three and six months ended June 30, 2025 and 2024. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer premise equipment (a)	$593	$562	$1,066	$1,197
Scalable infrastructure (b)	371	362	664	690
Upgrade/rebuild (c)	457	389	852	870
Support capital (d)	425	421	785	809
Capital expenditures, excluding line extensions	1,846	1,734	3,367	3,566

Subsidized rural construction line extensions	543	565	1,010	992
Other line extensions	485	554	896	1,086
Total line extensions (e)	1,028	1,119	1,906	2,078
Total capital expenditures	$2,874	$2,853	$5,273	$5,644

Of which:
Commercial services	$324	$382	$597	$757
Subsidized rural construction initiative (f)	$545	$567	$1,013	$994
Mobile	$59	$64	$112	$123

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

During the quarter ended June 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

See Note 19 to our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of legal proceedings. Within this section, we use a threshold of $1 million in disclosing environmental proceedings involving a governmental authority, if any.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2024 includes "Risk Factors" under Item 1A of Part I. There have been no material changes from the risk factors described in our Form 10-K except to add the risk factors set forth below.

Risks Related to the Cox Transactions

The Cox Transactions are subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Cox Transactions could have a material adverse effect on us.

The completion of the Cox Transactions is subject to a number of conditions, including, among other things, (i) the approval of the certificate amendment proposal by the affirmative vote of the holders of a majority of the aggregate voting power of the outstanding shares of Charter Class A common stock and Class B common stock, voting together as a single class; (ii) the approval of the share issuance proposal by the affirmative vote of the holders of a majority of the votes cast by the holders of Charter Class A common stock and Class B common stock, voting together as a single class; (iii) any applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act, and any commitments by the parties not to close before a certain date under any timing agreement entered into with a government entity, in each case, with respect to the Cox Transactions shall have expired or been terminated (solely with respect to the obligations of the Charter parties to close, without the imposition of a burdensome condition); (iv) the receipt of certain other required regulatory approvals, including approval of the FCC and certain local franchise authority, state franchising and state public utility commission approvals (solely with respect to the obligations of the Charter parties to close, without the imposition of a burdensome condition); (v) the absence of any law, rule, executive order, decree, judgment, injunction or other order (whether temporary, preliminary or permanent) which makes unlawful, prohibits, delays, enjoins or otherwise prevents or restrains the completion of the Cox Transactions; (vi) each party’s representations and warranties being true and correct (subject to certain materiality and material adverse effect qualifications); (vii) the absence of a material adverse effect on each party; and (viii) each party having performed in all material respects its obligations under the Transaction Agreement.

While the parties have agreed in the Transaction Agreement to use reasonable best efforts to satisfy the closing conditions, the parties may not be successful in their efforts to do so. The failure to satisfy all of the required conditions could delay the completion of the Cox Transactions for a significant period of time or prevent completion from occurring at all. Any delay in completing the Cox Transactions could cause us not to realize some or all of the benefits of the Cox Transactions, or realize them on a different timeline than expected. There can be no assurance that the conditions in the Transaction Agreement will be satisfied or (to the extent permitted) waived or that the Cox Transactions will be completed. In addition, subject to limited exceptions, either Charter or Cox Enterprises may terminate the Transaction Agreement if the Cox Transactions have not been consummated by the end date, so long as the terminating party’s failure to comply in all material respects with the Transaction Agreement has not been a primary cause of the failure of the Closing to occur on or before the end date.

If the Cox Transactions are not completed, we may be materially adversely affected, without realizing any of the anticipated benefits of having completed the Cox Transactions, and we will be subject to a number of risks, including the following:

•the market price of Charter common stock could decline;
•we could owe a substantial termination fee to Cox Enterprises under certain circumstances;
•if the Transaction Agreement is terminated and we seek another transaction, we may not find a party willing to enter into a transaction on terms comparable to or more attractive than the terms agreed to in the Transaction Agreement;
•time and resources, financial and other, committed by Charter’s and its subsidiaries’ management to matters relating to the Cox Transactions could otherwise have been devoted to pursuing other beneficial opportunities;
•Charter and its subsidiaries may experience negative reactions from the financial markets or from our customers, suppliers, regulators or employees;

•we will be required to pay certain costs relating to the Cox Transactions, such as legal, accounting, financial advisory, filing, printing and mailing fees, whether or not the Cox Transactions are completed;
•Charter and Cox Communications are subject to restrictions on the conduct of their respective businesses prior to the effective time, as set forth in the Transaction Agreement, which may prevent us or Cox Communications, as applicable, from making certain acquisitions or taking other actions during the pendency of the Cox Transactions; and
•we may experience reputational harm due to the adverse perception of any failure to successfully complete the Cox Transactions.

In addition, if the Cox Transactions are not completed, we could be subject to litigation related to any failure to complete the Cox Transactions or related to any enforcement proceeding commenced against us to perform our obligations under the Transaction Agreement. Any of these risks could materially and adversely impact our financial condition, financial results and stock price.

Our plans for funding the cash consideration and assuming indebtedness of Cox Communications may be adversely affected to the extent of any greater-than-expected increases in our indebtedness, lower-than-expected operating results, credit rating downgrades, or significant financial market disruptions.

We are obligated to fund $4.0 billion of cash consideration under the Transaction Agreement which we expect to fund by incurring indebtedness, and expect to assume approximately $12.6 billion of Cox Communications’ outstanding net debt and finance leases in connection with the Cox Transactions, including Cox Communications’ outstanding unsecured notes as of Closing (the “Cox Notes”). The indentures and supplemental indentures governing the Cox Notes contain certain negative covenants, including restrictions on the incurrence of secured indebtedness and indebtedness of restricted subsidiaries. If our indebtedness increases more than expected, our operating results are lower than expected, or significant financial markets disruptions occur, our cash on hand and available liquidity under our existing credit facilities may be insufficient to fund the cash portion of the consideration. Further, completion of the Cox Transactions may constitute a “change of control repurchase event” under the supplemental indentures governing certain of the Cox Notes if, in connection with the Cox Transactions, each of S&P Global Ratings, Moody’s Investors Service, Inc. and Fitch Ratings, Inc. downgrade the credit rating of certain series of Cox Notes to a rating below “investment grade” (regardless of whether the rating prior to such downgrade was “investment grade” or below “investment grade”) prior to 60 days following consummation of a change of control (which period may be extended in certain circumstances). In such a circumstance, Charter (or one of its subsidiaries that, at the time, is the primary obligor of such series of notes) would be required to offer to repurchase each applicable holder’s Cox Notes of such series at a purchase price in cash equal to 101% of the aggregate principal amount of such series of Cox Notes repurchased, plus accrued and unpaid interest. In the event of such ratings downgrades, we may require additional debt financing to fund such repurchases, which may not be available on terms acceptable to us, or at all. A failure to make the applicable change of control offer or to pay the applicable change of control purchase price when due would result in a default in respect of the applicable series of Cox Notes and could result in a default under the terms of other indebtedness of Charter and its subsidiaries.

Charter and Cox Communications are subject to contractual restrictions while the Cox Transactions are pending, which could adversely affect their respective businesses and operations.

Under the terms of the Transaction Agreement, Charter and Cox Communications are subject to certain restrictions on the conduct of their respective businesses prior to the Closing. Such limitations may affect Charter’s or Cox Communications’ ability to execute certain of their business strategies, including the ability in certain cases to amend their organizational documents, repurchase shares or declare dividends in certain circumstances, incur certain indebtedness or complete certain acquisitions and other transactions, which could adversely affect Charter or Cox Communications prior to the effective time.

The risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Cox Transactions.

We will incur direct and indirect costs as a result of the Cox Transactions.

We will incur substantial expenses in connection with and as a result of completing the Cox Transactions, including advisory, legal and other transaction costs, and, following the completion of the Cox Transactions, we expect to incur additional expenses in connection with combining the companies. A portion of these costs have already been incurred or will be incurred regardless of whether the Cox Transactions are completed. Factors beyond our control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately. Our management continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Cox Transactions.

Although we expect that the realization of benefits related to the Cox Transactions will offset such costs and expenses over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.

A/N and Liberty Broadband currently have governance rights that give them influence over corporate transactions and other matters. In connection with the Cox Transactions, Liberty Broadband will lose its governance rights (assuming the closing of the Liberty Broadband combination), A/N’s governance rights will be modified and Cox Enterprises will receive governance rights pursuant to the amended stockholders agreement and amendments to Charter’s governing documents, and Cox Enterprises and A/N will have influence over corporate transactions and other matters.

The Transaction Agreement contemplates that, at the Closing, Charter, A/N and Cox Enterprises will enter into the amended stockholders agreement, which will amend and restate in its entirety the existing stockholders agreement. If the Liberty Broadband merger is completed, the existing stockholders agreement, which sets forth, among other things, certain of Liberty Broadband’s governance rights with respect to Charter, will terminate with respect to Liberty Broadband. The Liberty Broadband side letter further provides that Liberty Broadband will cause the three Liberty Broadband designees serving on Charter’s board of directors (the “Charter Board”) to resign effective immediately prior to the effective time of the closing of the Liberty Broadband combination.

Based on Charter’s share count as of June 30, 2025, Charter expects that Cox Enterprises will own approximately 23.7% of the combined entity’s diluted shares outstanding, on an as-exchanged, as-converted basis and assuming the contemporaneous closing of the previously announced Liberty Broadband merger. Pursuant to the amended stockholders agreement and the amended certificate of incorporation, the size of the Charter Board will continue to be fixed at 13 directors, and at the Closing, the directors then serving as A/N’s designees will continue to serve on the Charter Board and three designees selected by Cox Enterprises (with the prior approval of Charter (not to be unreasonably withheld)) will become members of the Charter Board. Thereafter, each of Cox Enterprises and A/N will be entitled to designate up to three nominees to be elected to the Charter Board provided that each maintains certain specified voting or equity ownership thresholds. Cox Enterprises and A/N will be required to vote (subject to the applicable voting cap) their respective shares of Charter common stock for the director nominees nominated by the nominating committee of the Charter Board, including the respective designees of Cox Enterprises and A/N, and against any other nominees, except that, with respect to the directors that were not designated by either Cox Enterprises or A/N (the “Unaffiliated Directors”), Cox Enterprises and A/N must instead vote in the same proportion as the voting securities are voted by stockholders other than Cox Enterprises and A/N or any group (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) which includes any of them are voted, if doing so would cause a different outcome with respect to the Unaffiliated Directors. Cox Enterprises and A/N also will have certain committee designation and other governance rights. Additionally, the amended stockholders agreement will provide that each of Cox Enterprises and A/N will be subject to certain limits on acquisitions of Charter shares (30% in the case of Cox Enterprises; 19% in the case of A/N). In addition, any shares owned by Cox Enterprises or A/N in excess of its applicable voting cap (30% in the case of Cox Enterprises; 15% in the case of A/N) must be voted in proportion to the public stockholders of Charter, other than with respect to certain excluded matters.

The amended stockholders agreement will also provide that at the Closing, Alexander C. Taylor, Chairman and Chief Executive Officer of Cox Enterprises, will serve as the Chairman of the Charter Board for an initial three-year term (unless Mr. Taylor ceases to serve as a member of the Charter Board prior thereto). The lead independent director of the Charter Board at the Closing will be Eric L. Zinterhofer, current Non-executive Chairman of the Charter Board. Following Mr. Taylor’s term as Chairman, the Charter Board will return to its normal annual process. Additionally, following Mr. Taylor’s term as Chairman, Christopher L. Winfrey, the Chief Executive Officer of Charter, will serve as Chairman of the Charter Board; provided that if Mr. Winfrey is no longer a member of the Charter Board or is unwilling to serve as Chairman, then Mr. Zinterhofer instead will serve as Chairman (subject to his continued membership on the Charter Board and willingness to serve).

At the Closing, Charter will amend its certificate of incorporation and bylaws in order to, among other things, reflect the agreed-upon governance terms to be included in the amended stockholders agreement.

As a result of their rights under the amended stockholders agreement and their significant equity and voting stakes in Charter, Cox Enterprises and/or A/N, who may have interests different from those of other stockholders, will be able to exercise substantial influence over certain matters relating to the governance of Charter, including the approval of significant corporate actions, such as mergers and other business combination transactions.

The amended stockholders agreement will provide A/N and Cox Enterprises with preemptive rights with respect to issuances of Charter equity in connection with certain transactions, and in the event that A/N or Cox Enterprises exercises these rights, holders of Charter Class A common stock may experience further dilution.

The amended stockholders agreement will provide that after the Closing, if Charter proposes to issue any equity securities of Charter in a capital raising transaction, each of Cox Enterprises and A/N (for so long as each party’s equity interest in Charter is equal to or greater than 10%), will have the right to purchase, in whole or in part, for cash a number of such securities that will be determined based on such investor’s pro rata equity interest in Charter. The amended stockholders agreement will define a capital raising transaction as any offering of shares of Charter Class A common stock (or any securities convertible into or exchangeable or exercisable for shares of Charter Class A common stock) for cash, whether registered under the Securities Act or otherwise (other than pursuant to a stockholders rights plan).

As a result, if Cox Enterprises and/or A/N elect to exercise their preemptive rights, (i) these parties would not experience the dilution experienced by the other holders of Charter Class A common stock, and (ii) such other holders of Charter Class A common stock may experience further dilution of their interest in Charter upon such exercise.

We currently have a significant amount of debt and expect to incur additional debt in connection with the Cox Transactions, which could adversely affect our financial condition and our ability to react to changes in our business.

We have significant debt, with total principal amount of approximately $94.3 billion and a leverage ratio of 4.1 times Adjusted EBITDA as of June 30, 2025. We expect to incur additional debt in the future as Charter plans to maintain leverage near the midpoint of its stated 4.0 to 4.5 times Adjusted EBITDA target leverage range (net debt divided by the last twelve months Adjusted EBITDA) in the period leading up to the Closing and to fund the $4.0 billion of cash consideration required in the Cox Transactions using debt. Charter will also assume Cox Communications' approximately $12.6 billion of net debt and finance leases as part of the Cox Transactions. Charter plans to adjust its long-term target leverage range after Closing to 3.5 to 4.0 times Adjusted EBITDA but will still have a significant amount of debt.

Our significant amount of debt could have adverse consequences, such as to:

•impact our ability to raise additional debt capital at reasonable rates, or at all;
•make us vulnerable to interest rate increases, in part because approximately 11% of our borrowings as of June 30, 2025 were, and may continue to be, subject to variable rates of interest;
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

In addition, we expect to incur additional indebtedness in the future, including to refinance and/or in connection with the assumption of indebtedness of Cox Communications and/or its subsidiaries after the completion of the Cox Transactions. To the extent our current debt amounts increase more than expected, our operating results are lower than expected, credit rating agencies downgrade our debt thereby increasing our costs of borrowing and potentially limiting our access to investment grade markets, or significant financial market disruptions occur, the related risks that we now face will intensify.

If we are not able to successfully integrate Cox Communications’ business within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the Cox Transactions may not be realized fully, or at all, or may take longer to realize than expected. In such circumstances, in the event the Cox Transactions are completed, we may not perform as expected and the value of the Charter Class A common stock may be adversely affected.

Charter and Cox Communications have operated and, until completion of the Cox Transactions will continue to operate, independently, and there can be no assurances that their businesses can be integrated successfully. After the consummation of the Cox Transactions the combined company will have significantly more systems, assets, investments, businesses, customers and employees than each company did prior to the Cox Transactions. It is possible that the integration process could result in the loss of key Charter and/or Cox Communications employees, the loss of subscribers and customers, the disruption of the companies’ ongoing businesses or unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. The process of integrating Cox Communications with the businesses Charter operated prior to the Cox Transactions will require significant capital expenditures and the expansion of certain operations and operating and financial systems. Management of each company will be required to devote a significant amount of time and attention to the integration process before the Cox Transactions are completed. There is a significant degree of difficulty and management involvement inherent in that process. These difficulties include:

•integrating the companies’ operations and corporate functions;
•integrating the companies’ technologies, networks and customer service platforms;
•integrating and unifying the product offerings and services available to customers;
•harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•maintaining existing relationships and agreements with customers, providers, programmers and other vendors and avoiding delays in entering into new agreements with prospective customers, providers and vendors;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•consolidating the companies’ administrative and information technology infrastructure;
•coordinating programming and marketing efforts;
•coordinating geographically dispersed organizations;
•integrating information, purchasing, provisioning, accounting, finance, sales, billing, payroll, reporting and regulatory compliance systems;
•integrating and unifying the product offerings and services available to customers, including customer premise equipment and video user interfaces;
•managing a larger company than before the completion of the Cox Transactions; and
•attracting and retaining the necessary personnel associated with the acquired assets.

Even if the new businesses are successfully integrated, it may not be possible to realize the benefits that are expected to result from the Cox Transactions, or realize these benefits within the time frame that is expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Cox Transactions may be offset by costs incurred or delays in integrating the businesses and increased operating costs. If the combined company fails to realize the anticipated benefits from the Cox Transactions, its liquidity, results of operations, financial condition and/or share price may be adversely affected. In addition, at times, the attention of certain members of Charter’s and/or Cox Communications’ management and resources may be focused on the completion of the Cox Transactions and the integration of the businesses and diverted from day-to-day business operations, which may disrupt each company’s business and the business of the combined company.

The market prices of Charter Class A common stock may decline as a result of the Cox Transactions.

The market prices of Charter Class A common stock may decline as a result of the Cox Transactions if, among other things, the costs of the Cox Transactions are greater than expected, we do not achieve the perceived benefits of the Cox Transactions as rapidly or to the extent anticipated by financial or industry analysts or the effect of the Cox Transactions on our financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts. Any of these events may make it more difficult for Charter to sell equity or equity-related securities and have an adverse impact on the price of Charter Class A common stock.

The Cox Transactions raise other risks.

The pending Cox Transactions raise additional risks not described above. For additional information, see the definitive proxy statement with respect to the Cox Transactions, filed by Charter on July 2, 2025, including the sections entitled “Risk Factors” and “Where You Can Find More Information” included therein.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The following table presents Charter’s purchases of equity securities completed during the second quarter of 2025 (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - 30, 2025	1,526,498	$350.07	1,511,499	$2,146
May 1 - 31, 2025	1,357,118	$393.44	1,265,058	$1,675
June 1 - 30, 2025	1,060,811	$395.66	1,055,948	$1,288

(1)Includes 14,999, 92,060 and 4,863 shares withheld from employees for the payment of taxes and exercise costs upon the exercise of stock options or vesting of other equity awards for the months of April, May and June 2025, respectively.
(2)During the three months ended June 30, 2025, Charter purchased approximately 3.8 million shares of its Class A common stock for approximately $1.4 billion. Charter Holdings purchased 0.6 million Charter Holdings common units from A/N at an average price per unit of $367.24, or $232 million, during the three months ended June 30, 2025. As of June 30, 2025, Charter had remaining board authority to purchase an additional $1.3 billion of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. In addition to open market purchases including pursuant to Rule 10b5-1 plans adopted from time to time, Charter may also buy shares of Charter Class A common stock, from time to time, pursuant to private transactions outside of its Rule 10b5-1 plan and any such repurchases may also trigger the repurchases from A/N pursuant to and to the extent provided in the Existing A/N Letter Agreement or Liberty Broadband pursuant to the Stockholders and Letter Agreement Amendment.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: July 25, 2025		Executive Vice President, Chief Accounting Officer and Controller

S-1

Exhibit Index

Exhibit	Description

2.1
Transaction Agreement, dated as of May 16, 2025, by and among Charter Communications, Inc., Charter Communications Holdings, LLC and Cox Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 19, 2025).

10.1	Charter Communications, Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on April 25, 2025).
10.2
Voting Agreement, dated as of May 16, 2025, by and among Charter Communications, Inc., Cox Enterprises, Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 19, 2025).

10.3
Voting Agreement, dated as of May 16, 2025, by and among Charter Communications, Inc., Cox Enterprises, Inc. and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 19, 2025).

10.4
Side Letter, dated as of May 16, 2025, by and among Charter Communications, Inc., Fusion Merger Sub 1, LLC, Fusion Merger Sub 2, Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 19, 2025).

10.5
Amendment to Letter Agreement, dated as of May 16, 2025, by and between Charter Communications, Inc. and Advance/Newhouse Partnership (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 19, 2025).

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
101
The following financial information from Charter Communications, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025, filed with the Securities and Exchange Commission on July 25, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Shareholders' Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.

E-1