Form 10-K
period 2025-12-31
CHARTER COMMUNICATIONS, INC. /MO/
filed 2026-01-30
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
______________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the outstanding Class A common stock of the registrant held by non-affiliates at June 30, 2025 was approximately $37.1 billion, computed based on the closing sale price as quoted on the NASDAQ Global Select Market on that date. For purposes of this calculation only, directors, executive officers and the principal controlling shareholders or entities controlled by such controlling shareholders of the registrant are deemed to be affiliates of the registrant.

There were 126,631,549 shares of Class A common stock outstanding as of December 31, 2025. There was 1 share of Class B common stock outstanding as of the same date.

Documents Incorporated By Reference

Information required by Part III is incorporated by reference from the registrant’s proxy statement or an amendment to this Annual Report on Form 10-K to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2025.

CHARTER COMMUNICATIONS, INC.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2025

This annual report on Form 10-K is for the year ended December 31, 2025. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “Charter,” “we,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries.

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

ii

PART I

Item 1. Business.

Introduction

We are a leading broadband connectivity company with services available to 58 million homes and small to large businesses across 41 states through our Spectrum® brand. Founded in 1993, we have evolved from providing cable TV to streaming, and from high-speed Internet to a converged broadband, WiFi and mobile experience. Over the Spectrum Fiber Broadband Network and supported by our 100% U.S.-based employees, we offer Seamless Connectivity and Entertainment with Spectrum Internet®, Mobile, TV and Voice products.

Our strategy is focused on utilizing our fiber-powered network to deliver high-quality, competitively priced products, with outstanding service, allowing us to increase both the number of customers we serve over our network and the number of products we sell to each customer. This combination also reduces the number of service transactions we perform per relationship, yielding higher customer satisfaction and lower customer churn, which results in lower costs to acquire and serve customers and drives greater profitability.

Products

We offer Spectrum Internet products with speeds up to 1 gigabits per second (“Gbps”) across our entire footprint and multi-gigabit speeds in a portion of our footprint. We continue to upgrade our connectivity network, and we will offer symmetrical and multi-gigabit Internet speeds across our entire footprint in the next several years. Advanced WiFi, a managed WiFi service that provides customers an optimized home network while providing greater control of connected devices with enhanced security and privacy, is available to all of our Internet customers. Spectrum Mobile® is available to all new and existing Spectrum Internet customers and offers plans that include 5G access, do not require contracts and include taxes and fees in the price. We continue to innovate our video product and have transformed all of our affiliation agreements with major programmers. These new agreements give us greater overall packaging flexibility and the ability to include the ad-supported versions of key programmer streaming applications, at no extra cost, within our video packages, along with the ability to upgrade to ad-free versions and to sell those applications to customers a la carte for a seamless entertainment experience. Together with our Xumo Stream Boxes (“Xumo”), our goal is to deliver utility and value for our customers, irrespective of how they want to view content, and better and more stable economics for our programming partners and us.

Pricing & Packaging and Customer Commitments

Our fully deployed fiber-powered network offers ubiquitous and seamless connectivity products. It removes barriers and creates opportunities for customers, in every aspect of their lives. Our brand platform, Life Unlimited™, emphasizes the power of our advanced network and cutting-edge connectivity products and services, and our simplified pricing strategy better utilizes our seamless connectivity and entertainment products to offer lower promotional and persistent bundled pricing to drive growth. Additionally, our customer commitments focus on reliable connectivity, transparency, exceptional service and always improving. Through reliable connectivity, we are committed to keeping our customers connected 100% of the time and promptly resolving issues. Transparency at every step means we provide clear and simple pricing and timely service updates, and we take responsibility when things go wrong. Through exceptional service, we provide exceptional customer experiences. And finally, always improving means we act on our customers' feedback to improve our products and customer service.

Network Evolution

Our network and product evolution plan continues to progress, with a clear path to delivering symmetrical and multi-gig speeds to customers across our footprint, meeting the needs of today and anticipating the growing demand for faster speeds for years to come. We continue to expand the capacity of our fiber-powered network using a number of technologies, including

•spectrum expansion, initially to 1.2 GHz and then to 1.8 GHz;
•changing the bandwidth allocation to a "high split" to increase upstream speeds;
•Distributed Access Architecture ("DAA"); and
•DOCSIS 4.0 technology.

Through this process, which we expect to be largely complete by the end of 2027, we will transform our network to offer much faster Internet speeds. Those faster Internet speeds will be offered in conjunction with our Spectrum Mobile product and

Advanced WiFi, providing customers seamless and convenient, ultra-fast converged connectivity in attractively priced packages.

Expansion

Since inception in the beginning of 2022, we have spent $7.7 billion on our subsidized rural construction initiative and activated approximately 1.3 million passings. Rural footprint builds present strategic network expansion opportunities to deliver service to unserved and underserved passings. Our rural investments allow us to offer a suite of broadband connectivity services, including fixed Internet, WiFi and mobile to unserved areas in states where we currently operate. To accomplish all of this, we have invested in new construction teams and new equipment. These investments will allow us to generate long-term infrastructure-style returns by taking further advantage of our scale efficiencies, network quality and construction capabilities, while offering our high-quality products and services to more homes and businesses.

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

Corporate Entity Structure

The chart below sets forth our entity structure and that of our direct and indirect subsidiaries. The chart does not include all of our affiliates and subsidiaries and, in some cases, we have combined separate entities for presentation purposes. The equity ownership percentages shown below for Charter Communications Holdings, LLC (“Charter Holdings”) are approximations. Indebtedness amounts shown below are principal amounts as of December 31, 2025. See Note 9 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data,” which also includes the accreted values of the indebtedness described below.

Public Stockholders
Charter Communications, Inc.
("Charter")
100%
(Intermediate holding companies)
89.1%
Advance/Newhouse Partnership
("A/N")
10.9%
Exchangeable common units representing approximately 10.9% common equity interest with voting rights on an if-exchanged basis
Charter Communications Holdings, LLC
("Charter Holdings")
(Intermediate holding companies)
CCO Holdings, LLC ("CCO Holdings")
CCO Holdings Capital Corp. ("CCO Holdings Capital")
(Co-issuers of $27.3 billion principal amount of senior notes)
Charter Communications Operating, LLC ("Charter Operating")/
Charter Communications Operating Capital Corp. ("CCO Capital")
(Borrowers under $11.9 billion credit facilities and co-issuers of $44.5 billion principal amount of senior secured notes)
Time Warner Cable, LLC
("TWC, LLC")
(Issuer of $9.9 billion principal amount of notes and debentures)
Operating Subsidiaries
Time Warner Cable Enterprises LLC ("TWCE")
(Issuer of $1.0 billion principal amount of debentures)
Operating Subsidiaries
Substantially all of these entities are guarantors or obligors, as applicable, under the Charter Operating notes, the Credit Agreement, the TWC, LLC notes and debentures, the TWCE debentures, and a mortgage note.

Footprint

We operate in geographically diverse areas which are managed centrally on a consolidated level. The map below highlights our footprint along with our planned rural expansion over the span of the initiative based on grants awarded as of December 31, 2025.

Legend
CURRENT CHARTER FOOTPRINT
RURAL AND STATE GRANT CONSTRUCTION INITIATIVE - CONSTRUCTION IN PROGRESS

Products and Services

We offer our customers subscription-based Internet, mobile, video and voice services, with prices and related charges based on the types of service selected, whether the services are sold as a “bundle” or on an individual basis, and based on the equipment necessary to receive our services. Bundled services, including some combination of our Internet, mobile, video and/or voice products are available to substantially all of our passings.

To better reflect the converged and integrated nature of our business and operations, in the fourth quarter of 2025, we revised our customer relationship statistics to include all mobile customers, including mobile-only customers, and have added information on total connectivity customers, which represent all customers receiving our Internet and/or mobile connectivity services. In addition, in the fourth quarter of 2025, certain reporting policies related to mobile lines were revised to better align with other Charter services. Other minor changes were made to small business Internet customers and mid-market & large business primary service units (“PSUs”) to standardize reporting methodologies. Prior periods have been revised accordingly.

The following table summarizes our customer statistics for connectivity, Internet, mobile, video and voice as of December 31, 2025 and 2024 (in thousands except per customer data and footnotes).

	Approximate as of
	December 31,
	2025 (a)	2024 (a)
Customer Relationships (b)
Residential	29,609	29,964
Small Business	2,237	2,250
Total Customer Relationships	31,846	32,214

Monthly Residential Revenue per Residential Customer (c)	$119.05	$118.71
Monthly Small Business Revenue per Small Business Customer (d)	$161.50	$161.97

Connectivity
Residential	28,563	28,763
Small Business	2,077	2,082
Total Connectivity Customers	30,640	30,845

Internet
Residential	27,641	28,034
Small Business	2,039	2,049
Total Internet Customers	29,680	30,083

Mobile Lines (e)
Residential	11,370	9,543
Small Business	396	315
Total Mobile Lines	11,766	9,858

Video
Residential	12,072	12,327
Small Business	533	565
Total Video Customers	12,605	12,892

Voice
Residential	4,832	5,636
Small Business	1,214	1,248
Total Voice Customers	6,046	6,884

Mid-Market & Large Business PSUs (f)	357	340

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account in accordance with our collection policies. On that basis, as of December 31, 2025 and 2024, customers include approximately 82,300 and 102,500 customers, respectively, whose accounts were over 60 days past due, approximately 9,700 and 12,100 customers, respectively, whose accounts were over 90 days past due, and approximately 13,600 and 13,600 customers, respectively, whose accounts were over 120 days past due.
(b)Customer relationships include the number of customers that receive one or more levels of service, encompassing Internet, mobile, video and voice services, without regard to which service(s) such customers receive. Customers who reside in residential multiple dwelling units (“MDUs”) and that are billed under bulk contracts are counted based on the number of billed units within each bulk MDU. Total customer relationships exclude mid-market & large business customer relationships.
(c)Monthly residential revenue per residential customer is calculated as total residential annual revenue divided by twelve divided by average residential customer relationships during the respective year.

(d)Monthly small business revenue per small business customer is calculated as total small business annual revenue divided by twelve divided by average small business customer relationships during the respective year.
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

We offer Spectrum Internet products with speeds up to 1 Gbps across our entire footprint and multi-gigabit speeds in a portion of our footprint. We continue to upgrade our connectivity network, and we will offer symmetrical and multi-gigabit Internet speeds across our entire footprint in the next several years. Spectrum Internet bundled with our in-home Advanced WiFi allows multiple people within a single household to stream high definition 4K video content while simultaneously using our Internet service for other purposes including two-way video conferencing, gaming and virtual reality, among other things.

Our in-home WiFi product provides our Internet customers with high performance wireless routers and a managed WiFi service to maximize their wireless Internet experience. We offer Advanced WiFi service across all of our footprint along with WiFi 7 routers capable of delivering multi-gigabit speeds wirelessly. With Advanced WiFi, customers enjoy a cloud-optimized WiFi connection and have the ability to view and control their WiFi network through our Spectrum app (“My Spectrum® App”). The service enables parental control schedules and Spectrum Security Shield which is automatically enabled and protects all devices in the home using network-based security. In early 2026, we will launch our Invincible WiFi™ product, a tri-band advanced WiFi 7 router that integrates 5G cellular and battery backup to keep customers seamlessly and fully connected during service disruption or a power outage. Customers also have the option to add Spectrum WiFi extenders to Advanced WiFi and we recently launched WiFi 7 extenders that enable multi-gigabit speeds to reach larger spaces.

We also offer the capabilities of the Advanced WiFi service to MDUs as Advanced Community WiFi (“ACW”). With ACW, tenants receive the same visibility and control over their apartment’s WiFi networks through the My Spectrum App, while building managers are able to see and manage the entire building’s network through a purpose-built property service portal. We also offer Spectrum Ready pre-installed connectivity services to MDUs and single-family communities, which allows customers to set up Spectrum Internet with Advanced WiFi and video services in their home without ordering equipment or scheduling installation through permanent WiFi routers already installed in the property. New residents simply scan a QR code and confirm services through a new or existing Spectrum account.

Our Spectrum Mobile service is offered to customers subscribing to our Internet service and uses the customers’ private WiFi, our Spectrum Mobile network (comprised of 49 million out-of-home WiFi access points across our footprint combined with out-of-home WiFi access points from other networks with which we partner) as well as leveraging the cellular network of Verizon Communications Inc. ("Verizon"). We leverage the Verizon cellular network to provide nationwide coverage including unlimited calls, text and data using Verizon’s fourth generation and fifth generation (“5G”) service including their latest 5G technology. Spectrum Mobile also uses Verizon’s international roaming partner network to ensure customers have coverage around the globe. In addition, in July 2025, we entered into a multi-year agreement with T-Mobile US, Inc. (“T-Mobile”) to use their network to deliver mobile services to Spectrum Business customers which is set to launch in 2026.

We continue to improve the customer experience and integrate our mobile and fixed Internet products with enhancements such as Spectrum Mobile Speed Boost (“Speed Boost”). Customers are eligible for Speed Boost if they have both Spectrum Mobile and Spectrum Internet, a DOCSIS 3.1 modem and an Advanced WiFi router. When connected on their Spectrum Mobile device through Advanced WiFi service, customers are now experiencing the fastest overall speeds up to 1 Gbps.

We provide wireline voice communications services using voice over Internet protocol (“VoIP”) technology to transmit digital voice signals over our network. Our voice services include unlimited local and long distance calling to the United States, Canada, Mexico and Puerto Rico, voicemail, call waiting, caller ID, call forwarding and other features and offers international calling either by the minute, or through packages of minutes per month. We also offer Call Guard, an advanced caller ID and robocall blocking solution, for our residential and small business voice customers. Call Guard reduces customer frustration and improves security by blocking malicious calls while ensuring our customers continue to receive the legitimate automated calls they need from schools or healthcare providers.

Video Services

We provide our customers with a choice of video programming services on a variety of platforms and through a variety of programming packages with approximately 375 channels available in home and out of home allowing our customers to access the programming they want, when they want it, on any device. We have completed deals with major programmers to deliver better flexibility and greater value to our customers by including seamless entertainment applications with certain of our Spectrum TV packages at no additional cost. In July 2025, we began launching the sale of these seamless entertainment applications to customers on an à la carte basis and in October 2025, launched the Spectrum App Store, a digital storefront that helps customers activate, upgrade, buy and manage their streaming applications in one place.

We deploy our Xumo stream boxes to new video customers. Xumo combines a live TV experience with access to hundreds of content applications and features unified search and discovery along with a curated content offering based on the customer's interests and subscriptions. Combined with our Spectrum TV app, Xumo is now our preferred go-to-market platform for new video sales.

Customers are increasingly accessing their subscription video content through our highly rated Spectrum TV app via mobile devices and connected Internet Protocol (“IP”) devices, such as Xumo, Apple TV, Roku, Vizio, LG and Samsung TV. Access to the Spectrum TV app is included in all Spectrum TV video plans. The Spectrum TV app allows users to stream content across a growing number of platforms as well as access their full TV lineup and watch on demand content. It also supports DVR functionality through our cloud DVR offering.

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

Small Business

Spectrum Business offers Internet, mobile, video and voice services to small businesses over our fiber-powered network. We also offer Advanced WiFi service to small businesses, which leverages the residential platform features, including Security Shield, with features specific to businesses such as a guest network through a service set identifier (“SSID”). Spectrum Business includes a full range of video programming and offers Internet speeds up to 1 Gbps across our entire footprint. Spectrum Business also includes a set of business services including static IP and business WiFi, e-mail and security, and voice services through either a traditional voice offering or hosted voice solution. Spectrum Business Connect is a small business communications solution that includes Spectrum Internet, voice and complementary mobility features allowing our customers’ remote and office employees to stay more easily connected regardless of their location. We also offer Wireless Internet Backup to our small business customers which is designed to enhance and protect Internet service for small businesses in the event of a network disruption.

Mid-Market & Large Business

Spectrum Business for mid-market & large businesses offers tailored connectivity, communications and managed service solutions over a high-capacity last-mile network with speeds up to 100 Gbps to large businesses and government entities (local, state and federal), in addition to wholesale services to mobile and wireline carriers. The Spectrum Business product portfolio for mid-market & large businesses includes connectivity services such as Internet Access (fiber, coax and wireless delivered); Wide Area Network (“WAN”) services (Ethernet, Software Defined (“SD”)-WAN and cloud connectivity) that privately and securely connect geographically dispersed customer locations and cloud service providers; and Managed Service solutions which address a wide range of enterprise networking (e.g. routing, Local Area Network (“LAN”), WiFi) and security (e.g. firewall, Distributed Denial of Service (“DDoS”) protection) challenges. To meet the communications needs of these more sophisticated customers, Spectrum Business also offers an array of voice trunking services and unified messaging, communications and collaboration products. We offer Unified Communications services integrated with our connectivity and managed services to give customers more choices for enhancing their digital experience across locations and devices. In addition, Spectrum Business offers a wide range of video solutions targeting unique needs of customers across multiple industries with a specific focus on hospitality, healthcare, government and education. Spectrum Business serves mid-market & large businesses nationally by combining its large serviceable footprint with a robust portfolio of fiber lit buildings and a significant wholesale partner network. As a result, these customers benefit by obtaining advanced solutions from a single provider who is committed to an exceptional customer experience and who delivers compelling value by simplifying procurement and offering competitive pricing potentially reducing our customers' costs.

Advertising Services

Our advertising sales division, Spectrum Reach, offers local, regional and national businesses the opportunity to advertise in individual and multiple service areas on cable television networks, various streaming services and numerous advanced advertising platforms. We receive revenues from the sale of local advertising across various platforms for networks such as TBS, CNN and ESPN. We insert local advertising on up to 100 channels in over 90 markets and on multiple streaming services and free advertising-supported streaming television (“FAST”) channels including Amazon, Xumo and others. Our large footprint provides opportunities for advertising customers to address broader regional audiences from a single provider and thus reach more customers with a single transaction. Our size also provides scale to invest in new technology to create more targeted and addressable advertising capabilities.

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

In conjunction with other multichannel video programming distributors (“MVPDs”), Spectrum Reach enables multi-channel cable networks (e.g. AMC, Univision) to deploy household addressability on their own inventory in our footprint, charging them an enablement fee. We have a proprietary platform that uses set-top box viewership data (all anonymized and aggregated) to create data-driven linear TV campaigns for local advertisers. Spectrum Reach also offers a programmatic sales platform allowing advertising agencies and advertisers to buy inventory in a fully automated way. Streaming TV, which is largely comprised of Spectrum TV app impressions, as well as those from numerous over-the-top streaming content providers, is part of our suite of advanced advertising products available to the marketplace. Additionally, Spectrum Reach purchases third-party inventory in our markets when needed. Spectrum Reach is also now employing multi-screen deterministic attribution services for television and streaming services that lets advertisers know the effectiveness of their advertising on Spectrum Reach’s platform.

Other Services

Regional Sports Networks

We have an agreement with the Los Angeles Lakers for rights to distribute all locally available Los Angeles Lakers’ games through 2032. We broadcast those games on our regional sports network, Spectrum SportsNet. American Media Productions, LLC ("American Media Productions"), an unaffiliated third party, owns SportsNet LA, a regional sports network carrying the Los Angeles Dodgers’ baseball games and other sports programming. In accordance with agreements with American Media

Productions, we act as the network’s exclusive affiliate and advertising sales representative and have certain branding and programming rights with respect to the network. In addition, we provide certain production and technical services to American Media Productions. The affiliate, advertising, production and programming agreements continue through 2038. We also own 35.0% of Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York), a New York City-based regional sports network that carries New York Mets’ baseball games as well as other regional sports programming.

News Channels

We own and manage over 35 local news channels, including Spectrum News NY1® and Spectrum News SoCal, 24-hour news channels focused on New York City and Los Angeles, respectively. Our local news channels connect the diverse communities and neighborhoods we serve providing 24/7 news, weather and community content focused on hyperlocal stories that address the deeper needs and interests of our customers. Customers can also read, watch and listen to news stories by our Spectrum News journalists and local partner publications on their mobile device on our Spectrum News application and certain smart TVs and streaming devices. In 2025, we entered into an agreement with Comcast to expand distribution of Spectrum News to their video customers in California, Connecticut, northern New Jersey, Orlando and Tampa.

Community Solutions

Spectrum Community Solutions® (“SCS”) delivers broadband connectivity solutions to apartments, single-family gated communities, off-campus student housing, senior residences and RV parks. Services offered by SCS include Internet speeds up to 2 Gbps, property-wide WiFi coverage, Spectrum Ready pre-installed connectivity services and traditional or streaming video packages. SCS delivers these services to our properties via our fiber-powered network and through either bulk or retail marketing and right-of-entry agreements. Our SCS bulk customers are serviced by dedicated contact centers. SCS also manages our relationships with third-party resellers of Spectrum services to MDUs.

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

Our bundle options utilize our unique product assets with multi-year guaranteed pricing and speed options that create more choices and provide faster speeds. Our Internet and mobile product bundles provide a differentiated connectivity experience by bringing together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on-the-go in a high-value package. Alternatively, our mobile customers can choose from unlimited or by-the-gig data usage plans and can easily switch between mobile data plans during the month. All plans include 5G service, free nationwide talk and text, and simple pricing that includes all taxes and fees. Our Unlimited Plus plan also includes an additional 20 gigabytes of data, international calls and roaming in over 190 countries and our Anytime Upgrade program that allows customers to upgrade their devices whenever they want, eliminating traditional wait times, upgrade fees and condition requirements. Customers can also purchase mobile devices and accessory products and have the option to pay for devices under interest-free monthly installment plans. Our device portfolio includes 5G models from Apple, Google and Samsung and we offer trade-in options along with our Phone Balance Buyout program which makes switching mobile providers easier by helping customers pay off balances on ported lines.

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

Our last-mile network largely utilizes a hybrid fiber coaxial cable (“HFC”) architecture, which combines the use of fiber optic cable with coaxial cable, together creating our fiber-powered network.  In most systems, we deliver our signals via fiber optic cable from the headend to a group of nodes, and use coaxial cable to deliver the signal from individual nodes to the homes served by that node.  Our design standard allows spare fiber strands to each node to be utilized for additional residential traffic capacity, and mid-market & large business customer needs as they arise. For our mid-market & large business customers, fiber optic cable is extended to the customer’s site.  For most new buildouts, including for our rural construction initiative, and MDU sites, we utilize an all-fiber deployment. We believe that our fiber-powered network design provides high capacity and signal quality with a cost-efficient path to increased speeds.

Our fiber-powered network benefits include:

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

Our systems currently provide a two-way all-digital platform, leveraging DOCSIS 3.1 technology and bandwidth of 750 megahertz or greater, to virtually all of our passings not yet part of our network evolution initiative. This bandwidth-rich network enables us to offer Spectrum Internet Gig across all of our footprint which enables us to provide fast, reliable and secure online connections, meeting current customer demands.

Through our network evolution initiative, we are currently expanding our spectrum to 1.2 GHz through a module upgrade in the hub, node and amplifier and using high splits and DAA to deliver multi-gig speed capabilities while using the current DOCSIS 3.1 customer premise equipment. When paired with the next generation of DOCSIS modem, DOCSIS 4.0, we will be able to deliver even faster speeds. Next, we will begin to deploy DOCSIS 4.0 technology in the network and further increase our spectrum to 1.8 GHz enabling even higher speed capabilities. This network evolution will also allow us to extend fiber services to the home in a success based “Fiber on Demand” manner.

We plan to complement our wireline investments with planned WiFi upgrades for in-home routers. With nearly 500 million devices connected wirelessly to our network in our customers' homes and businesses, we are unlocking our network investments for multi-gigabit speeds through the deployment of WiFi 7 routers.

We own 210 Citizen Broadband Radio Service (“CBRS”) Priority Access Licenses (“PALs”). We intend to use these licenses along with General Authorized Access (“GAA”) CBRS spectrum to build our own 5G data-only mobile network on targeted 5G small cell sites leveraging our HFC network to provide power and data connectivity to the majority of the sites. These 5G small cells, combined with growing WiFi capabilities, increase speed and reliability along with improving our cost structure through offload of wireless data onto our owned networks. We continue to deploy 5G small cell sites in targeted areas of our footprint, as part of our broader multi-year 5G mobile network buildout, based on disciplined cost reduction targets.

Subsidized Rural Construction Initiative

In 2025, we continued our subsidized rural construction initiative expanding our network to offer a suite of broadband connectivity services, including fixed Internet, WiFi and mobile to over 1.7 million passings in unserved areas in states where we currently operate. Since inception in the beginning of 2022, we have spent $7.7 billion on our subsidized rural construction initiative and activated approximately 1.3 million passings. Including amounts spent to date, we expect to invest over $8 billion in total over the span of the initiative, a portion of which we expect to offset with government funding, including over $2 billion of support awarded through December 31, 2025 in the Rural Development Opportunity Fund (“RDOF”) auction and other federal, state and municipal grants, including the Broadband Equity, Access and Deployment (“BEAD”) program. In addition to construction in areas subsidized by various government grants, we expect to continue rural construction in areas near our current plant and in areas surrounding subsidized construction where synergies can be achieved. These investments will allow us to generate long-term infrastructure-style returns by further taking advantage of our scale efficiencies, network quality and construction capabilities, while offering our high-quality products and services to more homes and businesses. We expect these newly served homes will be enabled to engage in remote work, virtual learning, telemedicine and other bandwidth-heavy applications that require high-speed broadband connectivity. Newly served rural areas also will benefit from our high-value Spectrum pricing and packaging structure including our mobile and voice offerings, as well as our comprehensive selection of video products. The successful and timely execution of such fiber-based construction is dependent on a variety of external factors, including the make-ready and utility pole permitting processes. With fewer homes and businesses in these areas, broadband providers need to access multiple poles per home, as opposed to multiple homes per pole in higher-density settings. As a result, pole applications, pole replacement rules and their affiliated issue resolution processes are all factors that can have a significant impact on construction timing and speed to completion. The RDOF auction rules and other subsidy grants establish construction milestones for the build-out utilizing subsidized funding. Failure to meet those milestones could subject us to financial penalties.

Management, Customer Operations and Marketing

Our operations are centralized, with senior executives responsible for coordinating and overseeing operations, including establishing company-wide strategies, policies and procedures. Sales and marketing, field operations, customer operations, network technology services, advertising sales, human resources, legal, government relations, communications, product, software development and information technology and finance are all directed at the corporate level. Regional and local field operations are responsible for customer premise service transactions and maintaining and constructing that portion of our network which is located outdoors. Our field operations strategy includes completing a significant portion of our activity with our own employees which we find drives consistent and higher quality services. In 2025, our in-house field operations workforce handled over 80% of our customer premise service transactions. In addition, we have been growing our in-house construction teams to perform a portion of our network expansion initiatives.

Our products and services are backed by an industry-first customer commitment. We do not restrict how, or how often, our customers can contact us. We are available across a range of channels, including phone, live-agent chat, the Spectrum application and social media. Our customer websites and mobile applications enable customers to pay their bills, manage their accounts, order and activate new services and utilize self-service help and support. In addition, our self-install program has been beneficial for customers who need flexibility in the timing of their installation.

This commitment is reinforced by our customer-first policies and 100% U.S.-based workforce with live customer service representatives available 24/7. We manage our customer service call centers centrally to ensure a consistent, high-quality customer experience. In addition, we route calls by call type to specific agents that only handle such call types, enabling agents to become experts in addressing specific customer needs, creating a better customer experience. Service from our call centers continues to become more efficient as a result of new tool enhancements that give our front-line customer service agents more context and real-time information about the customer and their services which allows them to more effectively troubleshoot and resolve issues. Our call center agent desktop interface tool enables virtualization of all call centers thereby better serving our customers. Virtualization allows calls to be routed across our call centers regardless of the location origin of the call, reducing call wait times, and saving costs.

We sell our residential and commercial services using national brand platforms known as Spectrum, Spectrum Business, Spectrum Reach and Spectrum Community Solutions. These brands reflect our comprehensive approach to industry-leading products, driven by speed, performance and innovation. Our marketing strategy emphasizes the sale of our bundled services through targeted direct response marketing programs to existing and potential customers and increases awareness and the value of the Spectrum brand. Our marketing organization creates and executes marketing programs intended to grow customer relationships, increase the number of services we sell per relationship, retain existing customers and cross-sell additional products to current customers. We monitor the effectiveness of our marketing efforts, customer perception, competition, pricing, and service preferences, among other factors, in order to increase our responsiveness to our customers and to improve our sales and customer retention. Our Life Unlimited brand platform includes customer commitments that provide performance and service benchmarks and a simplified pricing structure designed to drive more value into our relationships. The marketing organization manages all residential and Spectrum Business sales channels including inbound, direct sales, online, outbound telemarketing and stores.

Programming

We believe that offering a wide variety of video programming choices influences a customer’s decision to subscribe to and retain our video and Internet services. We obtain basic and premium programming, usually pursuant to written contracts from a number of suppliers. We have also been successful in obtaining access to the related programmer streaming applications pursuant to those contracts at no additional cost. Media corporation and broadcast station group consolidation has, however, resulted in fewer suppliers and additional selling power on the part of programming suppliers.

Programming is usually made available to us for a license fee, which is generally paid based on the number of customers to whom we make that programming available. Programming license fees may include various discounts such as “volume” discounts and other financial incentives and/or ongoing marketing support, as well as discounts for service penetration. We receive revenue to carry home shopping channels. We also offer VOD and pay-per-view movies and events that are subject to a revenue split with the content provider.

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

Several FTTH competitors deliver 1 Gbps broadband speed (and some deliver multi Gbps) in at least a portion of their footprints which overlap our footprint. AT&T Inc. ("AT&T") and Verizon are our primary FTTH competitors. We face terrestrial broadband Internet (defined by the Federal Communications Commission (“FCC”) as at least 100 Mbps) competition from AT&T and Verizon in approximately 27% and 16% of our operating footprint, respectively. DSL service is also offered across our footprint often at prices lower than our Internet services, although typically at speeds much lower than the minimum speeds we offer as part of our Spectrum pricing and packaging. In addition, commercial areas, such as retail malls, restaurants and airports, offer WiFi Internet service. Numerous local governments are also considering or actively pursuing publicly subsidized WiFi Internet access networks. In addition, providers are constructing open access networks that can deliver services from multiple underlying Internet service providers. These options offer alternatives to cable-based Internet access.

Several national mobile network operators offer long-term evolution (“LTE”) or 5G delivered cell phone home Internet service (fixed wireless access from cell phone towers) in our markets. In several markets, we also face competition from one or more fixed wireless providers that deliver point-to-point Internet connectivity. Further acquisition of additional spectrum by our competitors as a result of secondary sales or auction of additional spectrum would intensify these competitive pressures.

Mobile Competition

Our mobile service faces competition from national mobile network operators (“MNOs”) including AT&T, Verizon and T-Mobile, as well as a variety of regional operators and mobile virtual network operators. Most carriers offer unlimited data packages to customers and combine free or highly discounted devices based on rate plans selected. The MNOs also offer wireless Internet services delivered over networks that they continue to enhance to deliver faster speeds. AT&T, Verizon and T-Mobile continue to expand 5G mobile services, and consolidations in the telecom industry continue to increase competition as they seek to offer converged connectivity services similar to ours. We also compete for retail activations with other resellers that buy bulk wholesale service from wireless service providers for resale.

Video Competition

Our residential video service faces growing competition across our footprint from a number of other sources, including companies that deliver linear network programming, movies and television shows on demand and other video content over broadband Internet connections to televisions, computers, tablets and mobile devices. Increasingly, exclusive television content, including marquee content like live sporting events, is becoming available from sources other than traditional MVPDs. These competitors include virtual MVPDs such as YouTube TV, Hulu Plus Live TV, Sling TV, Philo and DirecTV Stream.

Other online video business models and products have also developed, some offered by programmers, including, (i) subscription video on demand (“SVOD”) services such as Netflix, Apple TV+, Amazon Prime and Hulu, (ii) programmer streaming applications such as HBO Max, ESPN Unlimited, Disney+, Peacock and Paramount+, (iii) ad-supported free online video products, including YouTube and Pluto TV, some of which offer programming for free to consumers that we currently purchase for a fee, (iv) pay-per-view products, such as iTunes, and (v) additional offerings from mobile providers which continue to integrate and bundle video services and mobile products. Historically, we have generally viewed SVOD online video services as complementary to our own video offering and, in the case of programmer streaming applications, we are packaging with the linear offerings. However, services from virtual MVPDs and programmer streaming applications, as well as piracy and password sharing, negatively impact the number of customers purchasing our video product.

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

Additional Competition

In some of our operating areas, other regional competitors have built networks that offer Internet, mobile, video and voice services that compete with our services. We also compete with other sources of news, information and entertainment, including over-the-air television broadcast reception, live events, movie theaters and the Internet. Competition is also posed by fixed wireless and satellite master antenna television systems serving MDUs, such as condominiums, apartment complexes, and private residential communities.

Commercial Services

We face intense competition across each of our business services product offerings. Our small business Internet, mobile, video and voice services face competition from a variety of providers as described above. Our mid-market & large business solutions face competition from the competitors described above as well as cloud-based application-service providers, managed service providers and other telecommunications carriers, such as metro and regional fiber-based carriers.

Advertising

We face intense competition for advertising revenue across many different platforms and from a wide range of local and national competitors. Advertising competition has increased and will likely continue to increase as new advertising platforms seek to attract the same advertisers. We compete for advertising revenue against, among others, local broadcast stations, national cable and broadcast networks, direct-to-consumer ad-supported applications, connected device platforms, social media networks, online advertising companies and content providers, radio stations and print media.

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

At the effective time of the Merger (the “effective time”):

•each share of (i) Liberty Broadband Series A common stock, par value $0.01 per share (“Liberty Broadband Series A common stock”), (ii) Liberty Broadband Series B common stock, par value $0.01 per share (“Liberty Broadband Series B common stock”), and (iii) Liberty Broadband Series C common stock, par value $0.01 per share (“Liberty Broadband Series C common stock” and together with the Liberty Broadband Series A common stock and the Liberty Broadband Series B common stock, the “Liberty Broadband common stock”), in each case, issued and outstanding immediately prior to the effective time (other than certain excluded shares as set forth in the Merger Agreement) will be converted into the right to receive 0.236 of a validly issued, fully paid and nonassessable share of Charter Class A common stock, par value $0.001 per share; and

•each share of Liberty Broadband Series A cumulative redeemable preferred stock, par value $0.01 per share (“Liberty Broadband preferred stock”), issued and outstanding immediately prior to the effective time (other than excluded treasury shares as set forth in the Merger Agreement) will be converted into the right to receive one share of newly issued Charter Series A cumulative redeemable preferred stock, par value $0.001 per share (“Charter preferred stock”). The Charter preferred stock will have substantially identical terms to the Liberty Broadband preferred stock, including a mandatory redemption date of March 8, 2039.

As of December 31, 2025, Liberty Broadband’s principal assets consist of approximately 41.5 million shares of Charter Class A common stock. Pursuant to the Merger Agreement, Liberty Broadband agreed to spin off its subsidiary, GCI, LLC, which was comprised of one operating entity, GCI Holdings, LLC (“GCI”), Alaska’s largest communications provider, by way of a distribution to the stockholders of Liberty Broadband prior to the closing of the Liberty Broadband Combination (the “GCI Divestiture”). The GCI Divestiture was completed on July 14, 2025. The GCI Divestiture is expected to be taxable to Liberty Broadband and its stockholders, with Charter bearing the corporate level tax liability upon completion of the Liberty Broadband Combination. However, to the extent such corporate level tax liability exceeds $420 million, Charter will be entitled under a tax receivables agreement to the portion of the tax benefits realized by GCI corresponding to such excess. Liberty Broadband has debt of $1.8 billion as of September 30, 2025 that will be repaid prior to closing or assumed by Charter, and $180 million in aggregate liquidation preference of Liberty Broadband preferred stock that will be converted into an equal amount of Charter preferred stock in the Liberty Broadband Combination. The companies currently expect the transaction to close contemporaneously with the closing of the Cox Transactions, unless otherwise agreed, subject to customary closing conditions.

For additional information, see the definitive joint proxy statement/prospectus with respect to the Liberty Broadband Combination, filed by Charter on January 22, 2025, including the sections entitled “The Combination,” “The Merger Agreement” and “Other Agreements Related to the Combination - Stockholders and Letter Agreement Amendment” included therein.

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

The combined entity will assume Cox Communications’ approximately $12.6 billion in outstanding net debt and finance leases (assumed debt is on a pro forma basis contemplating Cox Communications refinancing of debt maturities occurring between signing and closing of the Cox Transactions).

For additional information, see the definitive proxy statement with respect to the acquisition, filed by Charter on July 2, 2025, including the sections entitled “The Transactions,” “The Transaction Agreement” and “Other Agreements Related to the Transactions” included therein.

Regulation and Legislation

The following summary addresses the key regulatory and legislative developments affecting the cable industry and our services for both residential and commercial customers. Cable systems and related communications networks and services are extensively regulated by the federal government (primarily the FCC), certain state governments and many local governments. A failure to comply with these regulations could subject us to substantial penalties. Our business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have frequently revisited the subject of communications regulation and they are likely to do so again in the future. We could be materially disadvantaged in the future if we are subject to new laws, regulations or regulatory actions that do not equally impact our key competitors. For example, Internet-delivered streaming video services compete with our traditional video service, but they are not subject to the same level of federal, state, and local regulation. In addition, changes in Supreme Court precedent have increased the likelihood that federal courts could vacate federal agency rules that would have been favorable or unfavorable to our business. We cannot provide assurance that the already extensive regulation of our business will not be expanded in the future.

Video Service

Must Carry/Retransmission Consent

There are two alternative legal methods for carriage of local broadcast television stations on cable systems. Federal “must carry” regulations require cable systems to carry local broadcast television stations upon the request of the local broadcaster. Alternatively, federal law includes “retransmission consent” regulations, by which popular commercial television stations can prohibit cable carriage unless the cable operator first negotiates for “retransmission consent,” which may be conditioned on significant payments or other concessions. Popular stations routinely invoke “retransmission consent” and demand substantial compensation increases in their negotiations with cable operators, thereby significantly increasing our operating costs. A recent federal court decision allows for additional consolidation of the top four rated broadcast stations in local markets, which will likely result in increases in the rates for retransmission consent. Further, the FCC is considering modifying its rules to allow broadcast television ownership groups to own more broadcast stations in a given market and nationally, which would also result in further increases in the rates for retransmission consent.

Pole Attachments

The Communications Act of 1934, as amended (the “Communications Act”), requires investor-owned utilities to provide cable systems with access to poles and conduits upon reasonable, non-discriminatory terms and at rates that are subject to either federal or state regulation.  Federal regulations, which apply in twenty-six states, establish cost-based rental rates applicable to pole attachments used for cable or telecommunications services, including when offered together with Internet service, and at times establish mandatory timelines for processing pole access requests and limitations on make-ready costs that pole owners may charge for accommodating attachments. The FCC's approach does not directly affect the rate in the twenty-three states that self-regulate, but most of those states follow substantially similar approaches as the FCC. The federal pole attachment law does not extend to poles owned by electric cooperatives or municipal electric companies, but states are free to regulate these entities, and some do. We sometimes face challenges getting access to poles in rural areas where upfront construction and make ready costs can be higher and where pole owners may be slow to grant our permit requests, especially when the FCC pole attachment rules do not apply or when FCC mandatory timelines do not apply, as is the case in many rural builds.

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

The FCC regulates spectrum usage in ways that could impact our operations including for microwave backhaul, broadcast, unlicensed WiFi and CBRS. Our ability to access and use spectrum that may become available in the future is uncertain and may be limited by further FCC auction or allocation decisions. Congressional action in 2025 restored the FCC’s auction authority and could result in the licensing of additional spectrum in a manner beneficial to our competitors. New or additional spectrum obtained by other parties could lead to additional wireless competition to our existing and future services.

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

Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply. The specific terms and conditions of cable franchises vary significantly between jurisdictions. They generally contain provisions governing cable operations, payment of franchise fees, access to and use of rights of way, system construction, maintenance, technical performance, customer service standards, supporting and carrying public, education and government access channels, and changes in the ownership of the franchisee. Although local franchising authorities have considerable discretion in establishing franchise terms, certain federal protections benefit cable operators. For example, federal law imposes a cap on franchise fees of 5% of gross revenues from the provision of cable services over the cable system. The FCC has clarified that the value of in-kind contribution requirements set forth in cable franchises is subject to the statutory cap on franchise fees, and it reaffirmed that state and local authorities are barred from imposing franchise fees on revenues derived from non-cable services, such as Internet services, provided by cable operators over cable systems.

A number of states have adopted franchising laws that provide for state-issued franchises. Generally, state-issued cable franchises are for a fixed term (or in perpetuity), streamline many of the traditional local cable franchise requirements and eliminate local negotiation and enforcement of terms.

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

Internet Service

The FCC currently classifies broadband Internet access services, such as those we offer, as an “information service,” which exempts the service from traditional communications common carrier laws and regulations. Previously, the FCC has classified broadband Internet access services as “telecommunications service.” If the FCC were again to reclassify broadband Internet access services as telecommunications services, it could adversely affect our business.

In 2024, the FCC adopted new requirements based upon Congressional directive to post standardized labels disclosing our network management policies and performance of our broadband Internet access services, similar to the format of food nutrition labels, for each of our currently available consumer Internet offerings. The FCC is considering removing some of the details of these requirements.

Federal courts have allowed states to regulate broadband Internet access services, despite their classification as information services. Several states, including California, Maine and Vermont, have adopted rules similar to the network neutrality requirements that were eliminated by the FCC, and the California rules were upheld in federal court.

California has also adopted other regulations, including network resiliency rules to assure backup power is available after natural disasters and other outages and where commercial power has been turned off due to public safety power shutoffs, and it is considering the imposition of licensing requirements and service quality metrics on Internet service providers. New York legislation became effective in 2025 that requires Internet service providers to offer a discounted Internet service to qualifying low-income consumers. We cannot predict what other legislation and regulations may be adopted by states, or how challenges to such requirements will be resolved.

In November 2023, the FCC adopted new rules governing digital discrimination, pursuant to The Infrastructure Investment and Jobs Act of 2021 (the “IIJA”), to prevent discrimination of access to broadband Internet services. Most of these rules have become effective, but they are subject to ongoing legal challenges. We cannot predict what other legislation and regulations may be adopted by states, or the outcome of legal challenges or whether the nature of practices that could be subject to enforcement under these rules could adversely affect our business.

In recent years, the federal, state and local governments have offered billions of dollars in subsidies to companies deploying broadband to areas deemed to be “unserved” or “underserved,” using funds from the FCC’s RDOF auction in 2020, The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act (2020), The American Rescue Plan Act of 2021 (“ARPA”), BEAD and IIJA. We support such subsidies, provided they are not directed to areas that are already served, and have sought and expect to continue to seek subsidies for our own broadband construction in unserved and underserved areas through programs including RDOF and those created pursuant to ARPA and, if regulatory requirements are reasonable, the IIJA. To date, we have been awarded over $2 billion in the RDOF auction and other federal, state and municipal grants that will partially fund, along with our substantial additional investment, the construction of new broadband infrastructure to over 1.7 million estimated passings. Our awards include a number of regulatory requirements, such as serving as the carrier of last resort and completing increasingly larger portions of the network construction by certain dates. If we fail to meet these obligations, we could be subject to substantial government penalties.

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

Mobile Service

Our Spectrum Mobile service offers mobile Internet access and telephone service. We provide this service as a mobile virtual network operator (“MVNO”) using Verizon’s network and our network through Spectrum WiFi and CBRS. As an MVNO, we are subject to many of the same FCC regulations that apply to facilities-based wireless carriers, as well as certain state or local regulations, including (but not limited to): 911 emergency services (“E911”), local number portability, customer privacy, Communications Assistance for Law Enforcement Act (“CALEA”), Universal Service Fund contributions, robocall mitigation, hearing aid compatibility and safety and emission requirements for mobile devices. Spectrum Mobile’s broadband Internet access service is also subject to the FCC’s transparency rule and broadband labeling rules.

The FCC or other regulatory authorities may adopt new or different regulations for MVNOs and/or mobile service providers in the future, or impose new taxes or fees applicable to Spectrum Mobile, which could adversely affect the service offering or our business generally. For example, California has proposed the imposition of service quality metrics on mobile services.

Wireline Voice Service

The FCC has never classified the VoIP wireline telephone services we offer as “telecommunications services” that are subject to traditional federal common carrier regulation, but instead has imposed some of these regulatory requirements on a case-by-case basis, such as requirements relating to E911, CALEA (the statute governing law enforcement access to and surveillance of communications), Universal Service Fund contributions, customer privacy and Customer Proprietary Network Information (“CPNI”) protections, number portability, network and/or 911 outage reporting (including outages that adversely affect 911 service), rural call completion, disability access, regulatory fees, robocall mitigation and discontinuance of service. It is possible that the FCC or Congress will impose additional federal requirements on our VoIP telephone services in the future.

Our VoIP telephone services are subject to certain state and local regulatory fees such as E911 fees and contributions to state universal service funds. Additionally, to comply with RDOF program requirements, we have chosen in the RDOF areas to offer Lifeline VoIP telephone services subject to traditional federal and state common carrier regulations. We also offer Lifeline VoIP telephone services in portions of our California and New York service areas. Except where we have chosen to offer VoIP telephone services in such a manner, we believe that our VoIP telephone services should be governed primarily by federal regulation. The federal Court of Appeals for the Eighth Circuit affirmed our successful challenge to Minnesota's attempt to generally apply telephone regulation to our VoIP services, but that ruling is limited to the seven states in that circuit. Some states have attempted to subject cable VoIP services, such as our VoIP telephone service, to state level regulation. California has imposed licensing, reporting and other obligations on our VoIP services, including backup power requirements, and has proposed the imposition of service quality metrics on VoIP services. We have registered with or obtained certificates or authorizations from the FCC and the state regulatory authorities in those states in which we offer competitive voice services and/or VOIP in order to ensure the continuity of our services. However, it is unclear whether and how these and other ongoing regulatory matters ultimately will be resolved. State regulatory commissions and legislatures may continue to consider imposing regulatory requirements on our fixed wireline voice telephone services.

Privacy and Information Security Regulation

The Communications Act limits our ability to collect, use, and disclose customers’ personally identifiable information for our Internet, mobile, video and voice services. We are subject to additional federal, state, and local laws and regulations that impose additional restrictions on the collection, use and disclosure of consumer information. All broadband and VoIP providers are also obliged by CALEA to configure their networks in a manner that facilitates the ability of state and federal law enforcement, with proper legal process authorized under the Electronic Communications Privacy Act, to wiretap and obtain records and information concerning our customers, including the content of their communications. Further, the FCC, Federal Trade Commission (“FTC”), and many states regulate and restrict the marketing practices of communications service providers, including telemarketing and sending unsolicited commercial emails. The FTC currently has the authority, pursuant to its general authority to enforce against unfair or deceptive acts and practices, to protect the privacy of Internet service customers, including our use and disclosure of certain customer information.

Our operations are also subject to federal and state laws governing information security. All states have data breach notification laws that would require us to inform individuals and regulators in the event of a breach that could impact personal information of our customers. In the event of an information security breach, such rules may require consumer and government agency notification and may result in regulatory enforcement actions with the potential of monetary forfeitures. The FCC, the FTC and state attorneys general regularly bring enforcement actions against companies related to information security breaches and privacy violations. The California Privacy Protection Agency adopted new cybersecurity regulations that will require us to conduct annual cybersecurity audits if the processing of our personal data “presents significant risk to consumers’ security.” The first deadline for compliance is January 1, 2027 and the first audit certification is due by April 1, 2028.

Various security standards provide guidance to telecommunications companies in order to help identify and mitigate cybersecurity risks. We describe those standards in Item 1C. Cybersecurity - Risk Management and Strategy. The Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency has sought comment on the development of cyber incident reporting rules, pursuant to 2022 legislative requirements, that require critical infrastructure entities to report substantial cyber incidents within 72 hours of their discovery. On June 13, 2025, the New York Public Service Commission issued a Notice of Proposed Rulemaking for Information Technology Cybersecurity Requirements pertaining to regulated entities, including telecommunications and cable service providers. Written comments on the proposed rule were due on September 15, 2025, and the proceeding is ongoing. These rules, if adopted, may increase our costs or impose new restrictions on the operation of our business. The Department of Defense began the phased rollout of the Cybersecurity Maturity Model Certification (“CMMC”) program, which amends the Defense Federal Acquisition Regulation Supplement and introduces mandatory cybersecurity standards for defense contractors, on November 10, 2025.

Many states and local authorities have considered legislative or other actions that would impose restrictions on our ability to collect, use and disclose, and safeguard certain consumer information. Many states have enacted comprehensive consumer data privacy laws, and some states have enacted issue-specific privacy laws covering health information and children's information. For example, the California Consumer Privacy Act (“CCPA”) regulates companies’ collection, use and disclosure of the personal information of California residents and employees and authorizes enforcement actions by the California Attorney General and private class actions for data breaches. The Maine Act to Protect Privacy of Online Customer Information, which regulates how Internet service providers use and disclose customers’ personal information and requires Internet service providers to take reasonable measures to protect customers’ personal information, became effective on July 1, 2020. Data privacy laws subsequently have taken effect in Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia. The California Privacy Protection Agency adopted new regulations governing the use of automated decision-making tools, defining cybersecurity audit requirements, and requiring risk assessments of certain types of processing activities. Colorado adopted amendments to its regulations under the Colorado Privacy Act, and New Jersey is in the process of finalizing regulations under the New Jersey Data Privacy Act. Colorado passed the Colorado Artificial Intelligence Act (“CAIA”) which will take effect on June 30, 2026. The CAIA governs the use of certain Artificial Intelligence systems. Each of these laws will regulate the way that companies collect, use, and share personal information about consumers. Other state legislatures are considering the adoption of new data security and cybersecurity legislation, and states with newly passed laws continue to consider amendments, that could result in additional network and information security requirements for our business. For example, Louisiana (effective July 1, 2026), Texas (effective January 1, 2026 but enjoined by the district court and appealed to the fifth circuit where it is currently pending), California (effective January 1, 2027) and Utah (effective May 7, 2025) passed laws establishing specific requirements for app developers and stores requiring age verification and parental consent for online apps.

The FTC adopted amendments to the Children’s Online Privacy Protection Act (“COPPA”) rules earlier this year to reflect changes in technology that have occurred since the COPPA rules were last updated in 2013. The FTC has also warned companies not to misuse consumers’ biometric information, with a broad definition of biometrics similar to Washington’s My Health My Data Act and the CCPA that treat biometrics as sensitive consumer information, and Illinois and Texas have also adopted laws regulating the use of such information. Congress may also adopt new privacy and data security obligations that could supplement or preempt state privacy laws.

Finally, enforcement of state consumer privacy laws has increased with both the California attorney general and the California Privacy Protection Agency bringing actions against companies in multiple industry sectors for failure to comply with various aspects of the CCPA. The Texas attorney general has been active in enforcing the new Texas Data Privacy and Security Act and other states—including Connecticut, Arkansas, and Nebraska—have increased enforcement.

We cannot predict whether any of the above efforts will be successful, challenged, upheld, vacated, or preempted, or how new legislation and regulations, if any, would affect our business.

Human Capital Resources

As of December 31, 2025, we had approximately 91,900 active full-time equivalent employees. The vast majority of our employees sell or service our products. We believe that attracting, developing and retaining our highly-skilled 100% U.S.-based employees is critical to successfully executing our operating strategy. With competitive wages, robust and affordable healthcare benefits, a generous retirement program with company match, and opportunities for job training and advancement, our employees develop skills and expertise necessary to build a long and successful career with us. In addition, the communities we serve are reflected in our workforce, which is a critical part of our success in serving these communities. We value the unique backgrounds, perspectives, and experiences of our employees. Embracing these differences brings us together for the common mission of exceeding our customers’ needs. There are several ways in which we attract, develop, and retain highly qualified talent, including:

Rewarding Our Employees Competitively and Fairly

•We provide compensation packages that are market competitive, taking into account the location and responsibilities of the role.
•All hourly employees have a starting minimum wage of at least $20 per hour, which is well above any state or federal minimum wage level.
•Approximately 80% of our employees are eligible for additional variable compensation based on their performance, including annual bonus eligibility for all frontline supervisors and other salaried employees not already on a sales commission or bonus plan.
•We provide high-quality, comprehensive medical, dental, and vision coverage for all full-time and part-time employees. It is our priority to keep this coverage affordable for our employees and their families, and so for the last 13 years, we have absorbed the full premium cost increase for medical, dental, and vision coverage.
•We provide competitive financial benefits to all employees such as a 401(k) Plan with a dollar-for-dollar company match up to 6% of their eligible pay. Most of our employees are also eligible to receive an additional non-elective contribution to a Retirement Accumulation Plan equal to 3% of their eligible pay. In addition, in 2025, we introduced a new employee stock purchase plan that gives eligible employees the option to purchase Charter Class A common stock and receive a matching grant of restricted stock units that increase based on tenure.
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

The industry in which we operate is highly competitive and has become more so in recent years. In some instances, we compete against companies with fewer regulatory burdens, better access to financing and greater and more favorable brand name recognition. Increasing consolidation in the telecommunications and content industries have provided additional benefits to certain of our competitors, either through access to financing, resources, or efficiencies of scale including the ability to launch new products and services.

Our Internet service faces competition from other companies’ FTTH, cell phone home Internet service, Internet delivered via satellite and DSL services. Various operators offer wireless Internet services delivered over networks which they continue to enhance to deliver faster speeds and also continue to expand 5G mobile services as they seek to offer converged connectivity services similar to ours. Our mobile and voice services compete with wireless and wireline phone providers, as well as other forms of communication, such as text, instant messaging, social networking services, video conferencing and email. Competition from these companies, including intensive marketing efforts with aggressive pricing, may have an adverse impact on our ability to attract and retain customers.

Our video service faces competition from a number of sources, including DBS services, and companies that deliver linear network programming, movies and television shows on demand and other video content over broadband Internet connections to televisions, computers, tablets and mobile devices often with password sharing among multiple users and security that makes content susceptible to piracy. Newer products and services, particularly alternative methods for the distribution, sale and viewing of content may continue to be developed, further increasing the competition that we face.

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

A failure to effectively anticipate or adapt to new technologies (including those that use artificial intelligence (“AI”)) and changes in customer expectations and behavior could significantly adversely affect our competitive position with respect to the leisure time and discretionary spending of our customers and, as a result, affect our business and results of operations. Competition may also reduce our expected growth of future cash flows which may contribute to future impairments of our franchises and goodwill and our ability to meet cash flow requirements, including debt service requirements. For additional information regarding the competition we face, see “Item 1. Business - Competition” and “Item 1. Business - Regulation and Legislation.”

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

Our network and information systems are also vulnerable to damage or interruption from power outages, telecommunications failures, accidents, natural disasters (including extreme weather arising from short-term or long-term changes in weather patterns), terrorist attacks and similar events. Our system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities.

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

We process, store, and transmit large amounts of data, including the personal information of our customers.  Ongoing increases in the potential for misuse of personal information, the public’s awareness of the importance of safeguarding personal information, and the volume of legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information have resulted in increases to our information-related risks. We could be exposed to significant costs if such risks were to materialize, and such events could damage our reputation, credibility and business and have a negative impact on our revenue. We could be subject to regulatory actions and claims made by consumers in private litigations involving privacy issues related to consumer data collection and use practices. We also could be required to expend significant capital and other resources to remedy any security breach.

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
•tariffs or component supply conditions impact vendors’ ability to perform their obligations or significantly increase the amount we pay;
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

The ability of some of our competitors to introduce new technologies, products and services more quickly than us may adversely affect our competitive position. Furthermore, advances in technology, decreases in the cost of existing technologies or changes in competitors’ product and service offerings may require us in the future to make additional research and development expenditures or to offer, at no additional charge or at a lower price, certain products and services that we currently offer to customers separately or at a premium. In addition, the uncertainty of our ability, and the costs, to obtain intellectual property rights from third parties could impact our ability to respond to technological advances in a timely and effective manner.

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

Programming costs are one of our largest expense items. While decreases in video customers combined with a change in the mix of customers choosing lower cost packages have offset total programming cost increases, we expect contractual programming rates per service subscriber to continue to increase in excess of customary inflationary and cost-of-living type increases as a result of annual increases pursuant to our programming contracts and contract renewals with programmers. Although we pass along amounts paid for local broadcast station retransmission consent to the majority of our video customers, the inability to fully pass programming cost increases on to our video customers has had, and is expected in the future to have, an adverse impact on our cash flow and operating margins associated with the video product. In order to mitigate impacts to our operating margins due to increasing programming rates, we continue to review our pricing and programming packaging strategies. Further, some programmers have begun to simulcast and/or move popular programming to programmer streaming applications which has created a competitive alternative to our video subscription at lower price points that could, in turn, result in customer losses. We have obtained and will continue to seek to obtain access to many of these programmer streaming applications, where applicable, as we renew agreements, so that we may continue to include these in our customers’ video subscriptions and/or sell to broadband customers for a share of revenue.

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

We are exposed to risks associated with the economic conditions of our current and potential customers, the potential financial instability of our customers and their financial ability to purchase our products. If there were a prolonged general economic downturn, we may experience increased cancellations or non-payment by our customers or unfavorable changes in the mix of products purchased. This may include an increase in the number of homes that replace their video service with Internet-delivered or over-air content, as well as an increase in the number of Internet and voice customers substituting mobile data and voice products for wireline services, which would negatively impact our ability to attract customers, increase rates and maintain or increase revenue. In addition, our ability to gain new customers is dependent to some extent on growth in occupied housing in our service areas, which is influenced by both national and local economic conditions. Weak economic conditions may also have a negative impact on our advertising revenue. These events have adversely affected us in the past, and may adversely affect our cash flow, results of operations and financial condition in a future downturn.

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

Our operational results have depended, and our future results will depend, upon the retention and continued performance of our management team. Our ability to hire and retain key employees for management positions could be impacted adversely by the competitive environment for management talent in the broadband communications and technology industries. The loss of the services of key members of management and the inability to hire or delay in hiring new key employees could adversely affect our ability to manage our business and our future operational and financial results.

Risks Related to Our Indebtedness

We have a significant amount of debt and expect to incur significant additional debt, including secured debt, in the future, as well as additional debt in connection with the Cox Transactions and Liberty Broadband Combination, which could adversely affect our financial condition and our ability to react to changes in our business.

We have a significant amount of debt, with total principal amount of approximately $94.6 billion and a leverage ratio of 4.15 times Adjusted EBITDA as of December 31, 2025. We expect to (subject to applicable restrictions in our debt instruments) incur additional debt in the future as Charter plans to maintain leverage near the midpoint of its stated 4.0 to 4.5 times Adjusted EBITDA target leverage range (net debt divided by the last twelve months Adjusted EBITDA) in the period leading up to the Closing. As part of the Cox Transactions, Charter will fund the $4.0 billion of cash consideration using debt and will assume Cox Communications' approximately $12.6 billion of net debt and finance leases. Charter plans to adjust its long-term target leverage range after Closing to 3.5 to 3.75 times Adjusted EBITDA but will still have a significant amount of debt.

Our significant amount of debt could have adverse consequences, such as:

•impact our ability to raise additional capital at reasonable rates, or at all;
•make us vulnerable to interest rate increases, in part because approximately 13% of our borrowings as of December 31, 2025 were, and may continue to be, subject to variable rates of interest;
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

In addition, we expect to incur additional indebtedness in the future, including to refinance and/or in connection with the assumption of indebtedness of Cox Communications and/or its subsidiaries after the completion of the Cox Transactions as well as Liberty Broadband and/or its subsidiaries after the completion of the Liberty Broadband Combination. To the extent our current debt amounts increase more than expected, our operating results are lower than expected, or credit rating agencies downgrade our debt thereby increasing our costs of borrowing and potentially limiting our access to investment grade markets, or significant market disruptions occur, the related risks that we now face will intensify.

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

Liberty Broadband currently owns a significant amount of Charter Class A common stock and is entitled to certain governance rights with respect to Charter. A/N currently owns Charter Class A common stock and a significant amount of membership interests in our subsidiary, Charter Holdings, which are convertible into Charter Class A common stock, and is entitled to certain governance rights with respect to Charter. Members of the Board of Directors of Charter include a director who is an officer of Liberty Broadband, a director who is a director of Liberty Broadband and directors who are current or former officers and directors of A/N. Mr. Marty Patterson is the President and Chief Executive Officer of Liberty Broadband and Mr. J. David Wargo is a director of Liberty Broadband. Mr. Steven Miron is the Chief Executive Officer of A/N and Mr. Michael Newhouse is co-president of the parent of A/N and its affiliates. As of December 31, 2025, Liberty Broadband beneficially held approximately 29.22% of Charter’s voting stock and A/N beneficially held approximately 13.12% of Charter’s voting stock. Pursuant to the Second Amended and Restated Stockholders Agreement among Charter, Liberty Broadband and A/N, dated as of May 23, 2015 (the “Existing Stockholders Agreement”), as amended by Amendment No. 1 to the Second Amended and Restated Stockholders Agreement and the Letter Agreement, dated as of November 12, 2024 (the “Stockholders and Letter Agreement Amendment”), Liberty Broadband currently has the right to designate up to three directors as nominees for the Board of Directors of Charter and A/N currently has the right to designate up to two directors as nominees for the Board of Directors of Charter. Each of A/N and Liberty Broadband is entitled to nominate at least one director to each of the committees of the Board of Directors of Charter, subject to applicable stock exchange listing rules and certain specified voting or equity ownership thresholds for each of A/N and Liberty Broadband, and provided that the Nominating and Corporate Governance Committee and the Compensation and Benefits Committee each have at least a majority of directors that were not designated by either A/N or Liberty Broadband (referred to as the “unaffiliated directors” in the Existing Stockholders Agreement).

The Existing Stockholders Agreement and Charter’s amended and restated certificate of incorporation fix the size of the board at 13 directors. Liberty Broadband and A/N are required to vote (subject to the applicable voting cap) their respective shares of Charter Class A common stock and Charter Class B common stock for the director nominees nominated by the Nominating and Corporate Governance Committee, including the respective designees of Liberty Broadband and A/N, and against any other nominees, except that, with respect to the unaffiliated directors, Liberty Broadband and A/N must instead vote in the same proportion as the voting securities are voted by stockholders other than A/N and Liberty Broadband or any group which includes any of them are voted, if doing so would cause a different outcome with respect to the unaffiliated directors. As a result of their rights under the Existing Stockholders Agreement and their significant equity and voting stakes in Charter, Liberty Broadband and/or A/N, who may have interests different from those of other stockholders, will be able to exercise substantial influence over certain matters relating to the governance of Charter, including the approval of significant corporate actions, such as mergers and other business combination transactions.

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

The services we offer are subject to numerous laws and regulations that can increase operational and administrative expenses and reduce revenues, including, but not limited to, those covering the following:

•the provision of high-speed Internet service, including regulating the price for low-income customers, network management, broadband labeling, broadband availability reporting, digital discrimination and transparency rules;
•the provision of fixed and mobile voice communications, including rules for emergency communications, network and/or 911 outage reporting, CPNI safeguards and reporting, local number portability, efforts to limit unwanted robocalls, and, for mobile devices, hearing aid compatibility, safety and emission requirements;
•the fees that must be included in our advertised prices and bills;
•access by law enforcement;
•cable franchise renewals and transfers;
•the provisioning, marketing and billing of cable, Internet, mobile and voice equipment;
•cybersecurity protection and practices, including customer and employee privacy and data security;
•copyright royalties for retransmitting broadcast signals;
•the circumstances when a cable system must carry a broadcast station and the circumstances when it first must obtain retransmission consent to carry a broadcast station;
•the technical standard that we must use to carry broadcast stations;
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

There are ongoing efforts to amend or expand the federal, state and local regulation of some of the services offered over our cable systems, particularly our retail broadband Internet access service. Potential legislative and regulatory changes could adversely impact our business by increasing our costs and competition and limiting our ability to offer services in a manner that would maximize our revenue potential. These changes have in the past, and could in the future, include, but are not limited to, for example, the reclassification of Internet services as regulated telecommunications services or other utility-style regulation of Internet services; restrictions on how we manage our Internet access services and networks; the adoption of new customer service or service quality requirements for our Internet access services; the adoption of new privacy restrictions on our collection, use and disclosure of certain customer or employee information; new data security and cybersecurity mandates that could result in additional network and information security and cyber incident reporting requirements for our business; new restraints on our discretion over programming decisions; new rules governing broadcast ownership that would result in higher rates for broadcast content; new restrictions on the rates we charge to consumers for one or more of the services or equipment options we offer, including our ability to offer promotions; changes to the cable industry’s compulsory copyright to retransmit broadcast signals; new requirements to assure the availability of navigation devices from third-party providers; new Universal Service Fund contribution obligations on our Internet service revenues that would add to the cost of that service; increases in government-administered broadband subsidies to rural areas that could result in subsidized overbuilding of our facilities; changes to the FCC’s administration of spectrum; and changes in the regulatory framework for VoIP telephone service, including the scope of regulatory obligations associated with our VoIP telephone service and our ability to interconnect our VoIP telephone service with incumbent providers of traditional telecommunications service.

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

In September 2025, following the Supreme Court decision that upheld the FCC’s system for funding and administering its Universal Service programs, a new petition for review was filed in the Fifth Circuit challenging two subsections of the statute governing the Universal Service Fund. We cannot predict the outcome of this case or any related actions of Congress and the FCC, which could adversely affect our receipt of universal service funds, including FCC E-rate funds to serve schools and libraries and FCC Rural Health Care funds to serve eligible health care providers.

Our current and past participation in state and federal programs that subsidize network construction in high-cost areas and service to schools or low-income consumers, and the provision of services to government agencies or entities, creates the risk of claims of our failure to adequately comply with the regulatory requirements of those programs or contracts. The FCC and various state and federal agencies and attorney generals may subject those programs, or other industry practices, to audits and investigations, which could result in enforcement actions, litigation, fines, settlements or reputational harm, and/or operational and financial conditions being placed on us, any of which could adversely affect our results of operations and financial condition.

If any laws or regulations are enacted that would expand the regulation of our services, they could affect our operations and require significant expenditures. We cannot predict future developments in these areas, and any changes to the regulatory framework for our Internet, mobile, video or voice services could have a negative impact on our business and results of operations.

It remains uncertain what rule changes, if any, will ultimately be adopted by Congress, the FCC, the FTC and/or state legislatures or state regulatory agencies, and what operating or financial impact any such rules might have on us, including on the operation of our broadband networks, customer privacy and the user experience.

Tax legislation and administrative initiatives or challenges to our tax and fee positions could adversely affect our results of operations and financial condition.

We offer services and operate cable systems in locations throughout the United States and, as a result, we are subject to the tax laws and regulations of federal, state and local governments. From time to time, legislative and administrative bodies change laws and regulations that change our effective tax rate or tax payments. Certain states and localities have imposed or are considering imposing new or additional taxes or fees on our services or changing the methodologies or base on which certain fees and taxes are computed. Potential changes include additional taxes or fees on our services which could impact our customers, changes to income tax sourcing rules and other changes to general business taxes, central/unit-level assessment of property taxes and other matters that could increase our income, franchise, sales, use and/or property tax liabilities. In addition, federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. From time to time authorities challenge our tax positions and there can be no assurance that our tax positions will be successful in any such challenge.

Our cable system franchises are subject to non-renewal or termination and are non-exclusive. The failure to renew a franchise or the grant of additional franchises in one or more service areas could adversely affect our business.

Our cable systems generally operate pursuant to franchises, permits and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way. Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance, and from time to time some franchisors have alleged that we have not complied with every aspect of our franchising agreements. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are usually granted for fixed terms and must be periodically renewed. Franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, local franchises have not been renewed at expiration, and we have operated and are operating under either temporary operating agreements or without a franchise while negotiating renewal terms with the local franchising authorities.

Additionally, although historically we have renewed our franchises without incurring significant costs, we cannot guarantee that we will be able to renew, or to renew as favorably, our franchises in the future. A termination of or a sustained failure to renew a franchise in one or more service areas could adversely affect our business in the affected geographic area.

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
•time and resources, financial and other, committed by us and our subsidiaries’ management to matters relating to the Cox Transactions could otherwise have been devoted to pursuing other beneficial opportunities;
•we and our subsidiaries may experience negative reactions from the financial markets or from our customers, suppliers, regulators or employees;
•we will be required to pay certain costs relating to the Cox Transactions, such as legal, accounting, financial advisory, filing, printing and mailing fees, whether or not the Cox Transactions are completed;
•Charter and Cox Communications are subject to restrictions on the conduct of their respective businesses prior to the Closing, as set forth in the Transaction Agreement, which may prevent us or Cox Communications, as applicable, from making certain acquisitions or taking other actions during the pendency of the Cox Transactions; and
•we may experience reputational harm due to the adverse perception of any failure to successfully complete the Cox Transactions.

In addition, if the Cox Transactions are not completed, we could be subject to litigation related to any failure to complete the Cox Transactions or related to any enforcement proceeding commenced against us to perform our obligations under the Transaction Agreement. Any of these risks could materially and adversely impact our financial condition, financial results and stock price.

Our plans for funding the cash consideration and assuming indebtedness of Cox Communications may be adversely affected to the extent there are greater-than-expected increases in our indebtedness, lower-than-expected operating results, credit rating downgrades, or significant financial market disruptions.

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

Under the terms of the Transaction Agreement, Charter and Cox Communications are subject to certain restrictions on the conduct of their respective businesses prior to the Closing. Such limitations may affect our or Cox Communications’ ability to execute certain of their business strategies, including the ability in certain cases to amend their organizational documents, repurchase shares or declare dividends in certain circumstances, incur certain indebtedness or complete certain acquisitions and other transactions, which could adversely affect us or Cox Communications prior to the Closing.

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

The Transaction Agreement contemplates that, at the Closing, Charter, A/N and Cox Enterprises will enter into the amended stockholders agreement, which will amend and restate in its entirety the existing stockholders agreement. If the Liberty Broadband Combination is completed, the existing stockholders agreement, which sets forth, among other things, certain of Liberty Broadband’s governance rights with respect to Charter, will terminate with respect to Liberty Broadband. The Liberty Broadband side letter further provides that Liberty Broadband will cause the three Liberty Broadband designees serving on the Board of Directors of Charter to resign effective immediately prior to the effective time of the closing of the Liberty Broadband Combination.

Based on Charter’s share count as of December 31, 2025, Charter expects that Cox Enterprises will own approximately 25.1% of the combined entity’s diluted shares outstanding, on an as-exchanged, as-converted basis and assuming the contemporaneous closing of the Liberty Broadband Combination. Pursuant to the amended stockholders agreement and the amended certificate of incorporation, the size of the Board of Directors of Charter will continue to be fixed at 13 directors, and at the Closing, the directors then serving as A/N’s designees will continue to serve on the Board of Directors of Charter and three designees selected by Cox Enterprises (with the prior approval of Charter (not to be unreasonably withheld)) will become members of the Board of Directors of Charter. Thereafter, each of Cox Enterprises and A/N will be entitled to designate up to three nominees to be elected to the Board of Directors of Charter provided that each maintains certain specified voting or equity ownership thresholds. Cox Enterprises and A/N will be required to vote (subject to the applicable voting cap) their respective shares of Charter common stock for the director nominees nominated by the nominating committee of the Board of Directors of Charter, including the respective designees of Cox Enterprises and A/N, and against any other nominees, except that, with respect to the directors that were not designated by either Cox Enterprises or A/N (the “Unaffiliated Directors”), Cox Enterprises and A/N must instead vote in the same proportion as the voting securities are voted by stockholders other than Cox Enterprises and A/N or any group (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) which includes any of them are voted, if doing so would cause a different outcome with respect to the Unaffiliated Directors. Cox Enterprises and A/N also will have certain committee designation and other governance rights. Additionally, the amended stockholders agreement will provide that each of Cox Enterprises and A/N will be subject to certain limits on acquisitions of Charter shares (30% in the case of Cox Enterprises; 19% in the case of A/N). In addition, any shares owned by Cox Enterprises or A/N in excess of its applicable voting cap (30% in the case of Cox Enterprises; 15% in the case of A/N) must be voted in proportion to the public stockholders of Charter, other than with respect to certain excluded matters.

The amended stockholders agreement will also provide that at the Closing, Alexander C. Taylor, Chairman and Chief Executive Officer of Cox Enterprises, will serve as the Chairman of the Board of Directors of Charter for an initial three-year term (unless Mr. Taylor ceases to serve as a member of the Board of Directors of Charter prior thereto). The lead independent director of the Board of Directors of Charter at the Closing will be Eric L. Zinterhofer, current Non-executive Chairman of the Board of Directors of Charter. Following Mr. Taylor’s term as Chairman, the Board of Directors of Charter will return to its normal annual process. Additionally, following Mr. Taylor’s term as Chairman, Christopher L. Winfrey, the Chief Executive Officer of Charter, will serve as Chairman of the Board of Directors of Charter; provided that if Mr. Winfrey is no longer a member of the Board of Directors of Charter or is unwilling to serve as Chairman, then Mr. Zinterhofer instead will serve as Chairman (subject to his continued membership on the Board of Directors of Charter and willingness to serve).

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

The market price of Charter Class A common stock may decline as a result of the Cox Transactions.

The market price of Charter Class A common stock may decline as a result of the Cox Transactions if, among other things, the costs of the Cox Transactions are greater than expected, we do not achieve the perceived benefits of the Cox Transactions as rapidly or to the extent anticipated by financial or industry analysts or the effect of the Cox Transactions on our financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts. Any of these events may make it more difficult for Charter to sell equity or equity-related securities and have an adverse impact on the price of Charter Class A common stock.

The Cox Transactions raise other risks.

The pending Cox Transactions raise additional risks not described above. For additional information, see the definitive proxy statement with respect to the Cox Transactions, filed by Charter on July 2, 2025, including the sections entitled “Risk Factors” and “Where You Can Find More Information” included therein.

Risks Related to the Liberty Broadband Combination

The Liberty Broadband Combination is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Liberty Broadband Combination could have material adverse effects on us.

The completion of the Liberty Broadband Combination is subject to a number of conditions, including, among other things, (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the aggregate voting power of the outstanding shares of Liberty Broadband Series A common stock, Liberty Broadband Series B common stock and Liberty Broadband preferred stock entitled to vote on the Liberty Broadband merger proposal at the Liberty Broadband special meeting, voting together as a single class; (ii) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the aggregate voting power of the outstanding shares of Liberty Broadband Series A common stock, Liberty Broadband Series B common stock and Liberty Broadband preferred stock entitled to vote on the Liberty Broadband merger proposal at the Liberty Broadband special meeting, beneficially owned, directly or indirectly, by Liberty Broadband stockholders (other than certain affiliated stockholders), voting together as a single class, which condition cannot be waived; (iii) the approval of the share issuance proposal by the affirmative vote of a majority of the votes cast by holders of Charter common stock at the Charter special meeting; (iv) the approval of the Charter merger proposal by the affirmative vote of the holders of a majority of the aggregate voting power of the outstanding shares of Charter common stock entitled to vote on the proposal at the Charter special meeting, beneficially owned, directly or indirectly, by Charter stockholders (other than certain affiliated stockholders), voting together as a single class, which condition cannot be waived; (v) to the extent applicable, any waiting period (and any extension thereof), and any commitments by the parties not to close before a certain date under a timing agreement entered into with a governmental authority, in each case, in respect of the Liberty Broadband Combination or the conversion of the Liberty Broadband capital stock pursuant to the Merger Agreement under the HSR Act having expired or been granted early termination; (vi) no stop order or proceedings seeking a stop order having been initiated by the SEC and not rescinded with respect to the registration statement on Form S-4, which contains a definitive joint proxy statement/prospectus with respect to the Liberty Broadband Combination, filed by Charter on January 22, 2025; (vii) authorization of listing on the Nasdaq of the shares of Charter Class A common stock and Charter rollover preferred stock to be issued in connection with the Merger; (viii) the absence of any law, order, or other legal restraint or prohibition, entered, enacted, promulgated, enforced or issued by any court or other governmental authority of competent jurisdiction, which prevents, prohibits, renders illegal or enjoins the consummation of the transactions contemplated by the Merger Agreement; (ix) the accuracy of each party’s representations and warranties in the Merger Agreement, subject to certain materiality qualifications; (x) each party’s performance, in all material respects, with its covenants required to be performed by it under the Merger Agreement prior to the closing of the Liberty Broadband Combination; (xi) in respect of Charter’s obligation to effect the closing, the completion of the GCI Divestiture; and

(xii) each party’s receipt of a tax opinion, to the effect that, inter alia, the Liberty Broadband Combination will qualify as a “reorganization” within the meaning of Section 368(a) of the Code.

While the parties have agreed in the Merger Agreement to use reasonable best efforts to satisfy the closing conditions, the parties may not be successful in their efforts to do so. The failure to satisfy all of the required conditions could delay the completion of the Liberty Broadband Combination for a significant period of time or prevent completion from occurring at all. Any delay in completing the Liberty Broadband Combination could cause Charter not to realize some or all of the benefits, or realize them on a different timeline than expected, that Charter expects to achieve if the Liberty Broadband Combination is successfully completed within the expected timeframe. There can be no assurance that the conditions in the Merger Agreement will be satisfied or (to the extent permitted) waived or that the Liberty Broadband Combination will be completed. In addition, subject to limited exceptions, either Charter or Liberty Broadband may terminate the Merger Agreement if the Liberty Broadband Combination has not been consummated by August 31, 2027 or such other date as mutually agreed.
If the Liberty Broadband Combination is not completed, we may be materially adversely affected, without realizing any of the benefits of having completed the Liberty Broadband Combination, and we will be subject to a number of risks, including the following:

•the market price of Charter common stock could decline;
•we could owe a substantial termination fee to Liberty Broadband under certain circumstances;
•if the Merger Agreement is terminated and we seek another business combination, we may not find a party willing to enter into a transaction on terms comparable to or more attractive than the terms agreed to in the Merger Agreement;
•time and resources, financial and other, committed by us and our subsidiaries’ management to matters relating to the Liberty Broadband Combination could otherwise have been devoted to pursuing other beneficial opportunities;
•we and our subsidiaries may experience negative reactions from the financial markets or from our customers, suppliers, regulators or employees;
•we will be required to pay our costs relating to the Liberty Broadband Combination, such as legal, accounting, financial advisory, filing, printing and mailing fees, whether or not the Liberty Broadband Combination is completed;
•we are subject to restrictions on the conduct of our business prior to the effective time of the closing of the Liberty Broadband Combination, as set forth in the Merger Agreement, which may prevent us from making certain acquisitions or taking other actions during the pendency of the Liberty Broadband Combination; and
•reputational harm due to the adverse perception of any failure to successfully complete the Liberty Broadband Combination.

In addition, if the Liberty Broadband Combination is not completed, we could be subject to litigation related to any failure to complete the Liberty Broadband Combination or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. Any of these risks could materially and adversely impact our financial condition, financial results and stock price.

We are subject to contractual restrictions while the Liberty Broadband Combination is pending, which could adversely affect our business and operations.

Under the terms of the Merger Agreement, Charter is subject to a limited set of restrictions on the conduct of its business prior to the effective time of the closing of the Liberty Broadband Combination. Such limitations may affect our ability to execute certain of our business strategies, including the ability in certain cases to amend our organizational documents, issue shares of capital stock or pay extraordinary dividends or distributions, which could adversely affect us prior to the effective time of the closing of the Liberty Broadband Combination. Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Liberty Broadband Combination.

The announcement and pendency of the Liberty Broadband Combination could divert the attention of management and cause disruptions in our business, which could have an adverse effect on our business and financial results.

Our management may be required to divert a disproportionate amount of attention away from our day-to-day activities and operations and devote time and effort to consummating the Liberty Broadband Combination. The risks, and adverse effects, of such disruptions and diversions could be exacerbated by a delay in the completion of the Liberty Broadband Combination. These factors could adversely affect our financial position or results of operations, regardless of whether the Liberty Broadband Combination is completed.

We will incur direct and indirect costs as a result of the Liberty Broadband Combination.

We will incur substantial expenses in connection with and as a result of completing the Liberty Broadband Combination, including advisory, legal and other transaction costs, and, following the completion of the Liberty Broadband Combination, we expect to incur additional expenses in connection with combining the companies. A majority of these costs have already been incurred or will be incurred regardless of whether the Liberty Broadband Combination is completed. Factors beyond our control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately. Our management continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Liberty Broadband Combination. Although we expect that the realization of benefits related to the Liberty Broadband Combination will offset such costs and expenses over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.

If repurchases of Liberty Broadband’s shares of Charter Class A common stock during the pendency of the Liberty Broadband Combination are not consummated on the agreed terms, or otherwise fail to meet the intended objectives, there could be adverse effects on the companies and the Liberty Broadband Combination.

The Stockholders and Letter Agreement Amendment modifies the terms set forth in the existing letter agreement with respect to Liberty Broadband’s participation in Charter’s share repurchase program during the pendency of the Liberty Broadband Combination. The repurchases of Liberty Broadband’s shares of Charter Class A common stock during such period are intended to facilitate the repayment by Liberty Broadband of certain of its outstanding indebtedness and to allow Liberty Broadband to maintain sufficient liquidity to fund its ongoing operations during the pendency of the Liberty Broadband Combination. If the repurchases are not consummated on the agreed terms, or otherwise fail to meet the intended objectives, there could be adverse effects on the financial position of each of Liberty Broadband and Charter and on the Liberty Broadband Combination.

Charter may fail to realize all of the anticipated benefits of the Liberty Broadband Combination or those benefits may take longer to realize than expected.

The full benefits of the Liberty Broadband Combination may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the Liberty Broadband Combination could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the Liberty Broadband Combination, and negatively impact the price of our common stock. In addition, there may be liabilities that Charter underestimated or did not discover in the course of performing its due diligence investigation of Liberty Broadband.

The Liberty Broadband Combination raises other risks.

The pending Liberty Broadband Combination raises additional risks not described above. For additional information, see the definitive joint proxy statement/prospectus with respect to the Liberty Broadband Combination, filed by Charter on January 22, 2025, including the sections entitled “Risk Factors” and “Where You Can Find More Information” included therein.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Cybersecurity risks are classified as a Tier 1 risk within our enterprise risk management program. We are committed to protecting the security and integrity of our systems, networks, databases and applications. We routinely invest to develop and implement numerous cybersecurity programs and processes, including risk management and assessment programs, security and event monitoring capabilities, detailed incident response plans, and other advanced detection, prevention and protection capabilities, including practices and tools to monitor and mitigate insider threats. We regularly assess cybersecurity risks to identify and enumerate threats to us and vulnerabilities these threats can exploit to adversely impact our business operations. Regular reviews of these risks and vulnerabilities drive our investment in new controls and technologies. In some instances, we engage third parties to conduct or assist us with conducting cybersecurity risk assessments.

Our cybersecurity program employs various risk-tracking tools, industry data, monitoring, detection and response tools, vulnerability scanning, security dashboards and scorecards and other tools to support our continued evaluation of cybersecurity threats and regulatory requirements. Our cybersecurity program addresses the continuously evolving and extensive attack vectors and methods through layered security controls informed by constant threat analysis. Threats include a wide variety of perpetrators aiming for political, personal or financial gain, utilizing a broad set of tactics including ransomware, advanced malware, DDoS, account takeover, phishing/SMSing, sabatoge and social engineering, among others. These risks threaten our internal systems as well as third-party systems that we use and rely upon for the delivery of services and support of our operations. Our risk mitigation techniques include least privileged access, network segmentation, deployment of enhanced detection tools across our network, systems, databases, and applications and monitoring compliance with security standards all based on a risk-based approach.

Various security standards provide guidance to telecommunications companies in order to help identify and mitigate cybersecurity risks, including the voluntary framework released by the National Institute for Standards and Technology (“NIST”) in 2014 and updated in 2018 and 2024, in cooperation with other federal agencies and owners and operators of U.S. critical infrastructure. The NIST cybersecurity framework provides a prioritized and flexible model for organizations to identify and manage cyber risks inherent to their business. Our security infrastructure is comprised of multiple security capabilities designed with a defense-in-depth model informed by the NIST cybersecurity framework, as well as a variety of other industry standards and best practices. The risk-based approach of the NIST cybersecurity framework has enabled us to implement cybersecurity programs tailored to our particular network architectures, customer environments and institutional resources.

As part of our cybersecurity risk management program, we participate in a variety of industry, governmental, and public-private information sharing channels. While these relationships enhance our situational awareness and provide avenues for cybersecurity information sharing, we may not receive complete or real-time information about all cybersecurity threats or vulnerabilities, including in instances where governmental entities or other external partners are unable to share data due to legal, operational, or security considerations. As a result, there may be circumstances in which our visibility into certain threat vectors is inherently limited. Our governance framework accounts for these constraints by incorporating layered monitoring, independent threat intelligence sources, and escalation protocols designed to mitigate potential lack of visibility and support timely decision-making associated with cybersecurity threats and vulnerabilities.

Our cybersecurity risk management program also attempts to assess third-party vendor, service provider, business partner and supply chain risk management issues. Our efforts aim to better understand the cybersecurity posture of our third-party vendors, service providers, business partners and suppliers by analyzing their cybersecurity risk management programs and results. Our third-party cybersecurity risk management processes include reviewing and revising our service provider and vendor management programs and the related agreements to require prompt notification of cyber incidents, outages and incidents to facilitate timely assessment, disclosure and action. Generally, our agreements require our third-party providers to abide by specific privacy, confidentiality and security processes, particularly for third-party data-processing activities. For vendors that offer software as a service solutions involving personal information, our third-party risk management program generally requires third-party attestation of their security practices such as a System and Organization Controls 2 report or ISO27001 certification. Our due diligence and selection processes also require third parties to complete a cybersecurity and data privacy questionnaire that includes questions about contractor track record. Our third-party security reviews are limited by their disclosures and specific negotiated contract terms; therefore, a risk-based approach is used in making vendor and contractual decisions based on those disclosures and the totality of the circumstances, such as whether the third party will have access to personal information or our network.

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

Governance

Our organizational objectives are aligned to address our cybersecurity risks and management plays a pivotal role in assessing and managing our material risks from cybersecurity threats. Management’s role in assessing and managing material cybersecurity risks includes various management positions and committees responsible for assessing such risks. Our internal processes require escalation of material cybersecurity risks to our executive leadership and the Board of Directors of Charter, as well as management and committees who are tasked with the prevention, detection, mitigation and remediation of cybersecurity incidents. These processes provide guidance for consistent and effective incident handling and response and set standards for internal notifications and escalations, as well as external notification considerations with respect to a cybersecurity event or incident requiring disclosure or notification to a state and/or federal agency or affected customers.

The Board of Directors of Charter has delegated to the Audit Committee oversight of our privacy and data security, including cybersecurity, risk exposures, policies and practices, including the steps management have taken to detect, monitor and control such risks and the potential impact of those exposures on our business, financial results, operations and reputation. Charter's Audit Committee receives quarterly updates on the enterprise risk management program, including information on cybersecurity risks and initiatives undertaken to identify, assess and mitigate such risks. A full cybersecurity review is conducted twice yearly with the Audit Committee and annually with the Board of Directors of Charter. This cybersecurity reporting may include threat and incident reporting, vulnerability detection reporting, risk mitigation metrics, systems and security operations updates or internal audit observations, if applicable.

We have a unified cybersecurity leadership team, composed of members of our Security Executive Steering Committee (“Security ESC”) to oversee implementation of appropriate cybersecurity protections and promote accountability. The Security ESC is led by senior executives in our technology organization and is comprised of senior executive leaders across the organization with the goal of driving cybersecurity focus through not just technical teams, but the entire business. The Security ESC reviews and evaluates current cyber threats and risks and improvements to our program and provides quarterly updates to the Chief Executive Officer as well as ad hoc updates on urgent matters. We also have a Cyber Security Council (“CSC”) and Security Operations Steering Committee that, under the direction of the Security ESC, collectively focus on cybersecurity across Charter and the overall protection of our internal network and related processes, policy, training and actions to protect customer and employee data. The CSC is comprised of senior leaders across the organization and operates under the auspices of the Security ESC, which is ultimately accountable under our enterprise risk management program for cybersecurity.

Our Executive Vice President, Chief Technology and Information Officer leads network technology, software development, security, technical integration, and information technology (“IT”). He has served in various software and engineering roles at Charter since 2016, and has previously held various IT roles, including chief information officer, at other telecommunications companies. Our Executive Vice President, Network Technology Services is responsible for operating our customer product technology infrastructure across our 41-state footprint. He has served in various network operations roles at Charter since 2016 and previously held various engineering roles at other large public companies. Both these leaders collectively oversee our cybersecurity program.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Charter’s Class A common stock is listed on the NASDAQ Global Select Market under the symbol “CHTR.” As of December 31, 2025, there were approximately 8,000 holders of record of Charter’s Class A common stock and one holder of Charter's Class B common stock. Charter has not paid cash dividends on its common stock and does not intend to do so in the foreseeable future. During 2025, there were no unregistered sales of securities of the registrant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided as of December 31, 2025 with respect to Charter's equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	17,375,664	(1)	$387.06	9,585,080	(1)
Equity compensation plans not approved by security holders	—		$—	—

TOTAL	17,375,664	(1)		9,585,080	(1)

(1)    This total does not include 11,539 shares issued pursuant to restricted stock grants made under Charter's 2019 Stock Incentive Plan, which are subject to vesting based on continued service.

For information regarding securities issued under Charter's equity compensation plans, see Note 16 to our accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Performance Graph

The performance graph required by Item 5 will be included in Charter’s 2026 Proxy Statement (the “Proxy Statement”) under the heading “Compensation Discussion and Analysis” or in an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Purchases of Equity Securities by the Issuer

The following table presents Charter’s purchases of equity securities completed during the fourth quarter of 2025 (dollars in millions, except per share data).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - 31, 2025	2,084,790	$269.28	2,080,600	$211
November 1 - 30, 2025	381,964	$268.68	369,796	$211
December 1 - 31, 2025	493,069	$207.65	481,371	$212

(1)Includes 4,190, 12,168 and 11,698 shares withheld from employees for the payment of taxes and exercise costs upon the exercise of stock options or vesting of other equity awards for the months of October, November and December 2025, respectively.
(2)During the three months ended December 31, 2025, Charter purchased approximately 2.9 million shares of its Class A common stock for approximately $760 million. As of December 31, 2025, Charter had remaining board authority to purchase an additional $212 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. In addition to open market purchases including pursuant to Rule 10b5-1 plans adopted from time to time, Charter may also buy shares of Charter Class A common stock, from time to time, pursuant to private transactions outside of its Rule 10b5-1 plan and any such repurchases may also trigger the repurchases from A/N pursuant to and to the extent provided in the Existing A/N Letter Agreement or Liberty Broadband pursuant to the Stockholders and Letter Agreement Amendment. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

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

Overview

We are a leading broadband connectivity company with services available to 58 million homes and small to large businesses across 41 states through our Spectrum brand. Founded in 1993, we have evolved from providing cable TV to streaming, and from high-speed Internet to a converged broadband, WiFi and mobile experience. Over the Spectrum Fiber Broadband Network and supported by our 100% U.S.-based employees, we offer Seamless Connectivity and Entertainment with Spectrum Internet, Mobile, TV and Voice products. See “Part I. Item 1. Business — Products and Services” for further description of these services, including customer statistics for different services.

During the year ended December 31, 2025, we added 1.9 million mobile lines while Internet and video losses improved as compared to the prior year period. Sales were challenged by the competitive environment but were offset by lower customer churn. We remain focused on improving customer results through our brand platform, Life Unlimited which emphasizes the power of our advanced fiber-powered network and cutting-edge connectivity products and services, and our simplified pricing and packaging strategy that better utilizes our seamless connectivity and entertainment products to offer lower promotional and persistent bundled pricing to drive growth. Our Internet and mobile product bundles provide a differentiated connectivity experience by bringing together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on the go in high-value packages. We have completed deals with major programmers to deliver better flexibility and greater value to our customers by including seamless entertainment applications with certain of our Spectrum TV packages at no additional cost. In July 2025, we began launching the sale of these seamless entertainment applications to customers on an à la carte basis, and we recently launched the Spectrum App Store, a digital storefront that helps customers activate, upgrade, buy and manage their streaming applications in one place. We also continue to evolve other elements of our video product and are deploying Xumo stream boxes to new video customers.

Our customer commitments focus on reliable connectivity, transparency, exceptional service and always improving. By continually improving our product set and offering consumers the opportunity to save money by switching to our services, we believe we can continue to penetrate our expanding footprint and sell additional products to our existing customers. We see operational benefits from the targeted investments we made in employee wages and benefits to build employee skill sets and tenure, as well as the continued investments in digitization of our customer service platforms, all with the goal of improving the customer experience, reducing transactions and driving customer growth and retention.

We spent $2.2 billion on our subsidized rural construction initiative during the year ended December 31, 2025 and activated approximately 483,000 subsidized rural passings. We currently offer Spectrum Internet products with speeds up to 1 Gbps across our entire footprint and multi-gigabit data speeds in a portion of our footprint. Our network evolution initiative remains on track to deliver symmetrical and multi-gigabit speeds across our entire footprint with convergence everywhere we operate.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding).

	Years ended December 31,
	2025	2024	Growth
Revenues	$54,774	$55,085	(0.6)%
Adjusted EBITDA	$22,708	$22,569	0.6%
Income from operations	$12,908	$13,118	(1.6)%

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

Total revenues decreased slightly primarily due to lower customers, higher seamless entertainment allocation and lower advertising sales, partly offset by mobile line growth and higher average revenue per customer. Adjusted EBITDA grew slightly with mobile revenues growing at a faster rate than mobile direct costs. Income from operations was further negatively impacted by an increase in loss on disposal of assets and merger and acquisition costs.

Approximately 89% of our revenues for each of the years ended December 31, 2025 and 2024 are attributable to monthly subscription fees charged to customers for our Internet, mobile, video, voice and commercial services as well as regional sports and news channels. Generally, these customer subscriptions may be discontinued by the customer at any time subject to a fee for certain commercial customers. The remaining 11% of our revenue is derived primarily from advertising revenues, franchise and other regulatory fee revenues (which are collected by us but then paid to local authorities), sales of mobile and video devices, processing fees or reconnection fees charged to customers to commence or reinstate service, installation, VOD and pay-per-view programming, and commissions related to the sale of merchandise by home shopping services.

Critical Accounting Policies and Estimates

Certain of our accounting policies require our management to make difficult, subjective and/or complex judgments. Management has discussed these policies with the Audit Committee of the Board of Directors of Charter, and the Audit Committee has reviewed the following disclosure. We consider the following policies to be the most critical in understanding the estimates, assumptions and judgments that are involved in preparing our financial statements, and the uncertainties that could affect our results of operations, financial condition and cash flows:

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

We make judgments regarding the installation and construction activities to be capitalized. We capitalized direct labor and overhead of $2.6 billion and $2.4 billion for the years ended December 31, 2025 and 2024, respectively. We capitalize direct labor and overhead using standards developed from actual costs and applicable operational data. We calculate standards annually (or more frequently if circumstances dictate) for items such as the labor rates, overhead rates, and the actual amount of time required to perform a capitalizable activity. For example, the standard amounts of time required to perform capitalizable activities are based on studies of the time required to perform such activities. Overhead rates are established based on an analysis of the nature of costs incurred in support of capitalizable activities, and a determination of the portion of costs that is directly attributable to capitalizable activities. The impact of changes that resulted from these studies were not material in the periods presented.

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

Valuation and impairment of franchises and goodwill

The carrying value of franchise intangibles as of both December 31, 2025 and 2024 was approximately $67.5 billion (representing 44% and 45% of total assets, respectively), and the carrying value of goodwill as of both December 31, 2025 and 2024 was approximately $29.7 billion (representing 19% and 20% of total assets, respectively).

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

Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite life. We have concluded that all of our franchises qualify for indefinite life treatment given that there are no legal, regulatory, contractual, competitive, economic or other factors which limit the period over which these rights will contribute to our cash flows. We reassess this determination periodically or whenever events or substantive changes in circumstances occur.

All franchises are tested for impairment annually or more frequently as warranted by events or changes in circumstances. Franchises are aggregated into essentially inseparable units of accounting to conduct valuations. The franchise units of accounting are geographical clustering of cable systems into groups representing the highest and best use if sold to market participants. We performed a quantitative impairment analysis as of October 31, 2025 utilizing a multi-period excess earnings method, a discounted cash flow income approach which isolates discrete cash flows attributable to the franchise intangibles from the business enterprise cash flows. The income approach incorporated updated projections of the business enterprise cash flows, allocations of cash flows attributable to franchise intangibles, and current market assumptions for growth rates and discount rates. Based on our quantitative analysis, we concluded that the fair value of the franchises in each unit of accounting exceeds the carrying value of such assets by more than 10%.

Goodwill is also tested for impairment annually or more frequently as warranted by events or changes in circumstances. We have determined that we have one reporting unit for purposes of the assessment of goodwill impairment. As with our franchise impairment testing, we elected to perform a quantitative goodwill impairment analysis as of October 31, 2025. We changed the annual goodwill impairment test date to October 31 from the November 30 date used in the prior year’s qualitative assessment to allow for sufficient time to complete the quantitative analysis in conjunction with the year-end financial reporting process. The quantitative analysis considers whether the carrying amount of a reporting unit exceeds its fair value of the reporting unit, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. As a result of that assessment, we concluded that goodwill is not impaired.

For more information, see Note 5 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Income taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing loss carryforwards, including indefinite lived carryovers such as the Section 163(j) interest limitation. Valuation allowances are established when management determines that it is more likely than not that some portion or the entire deferred tax asset will not be realized. In evaluating the need for a valuation allowance, management considers various factors, including the expected level of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences. The impact on deferred taxes of changes in tax rates and tax law, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment. In determining our tax provision for financial reporting purposes, we establish a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination. We recognize interest and penalties accrued on uncertain income tax positions as part of the income tax provision. See Note 17 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for additional discussion.

Results of Operations

A discussion of changes in our results of operations during the year ended December 31, 2024 compared to the year ended December 31, 2023 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on January 31, 2025, which is available free of charge on the SEC's website at www.sec.gov and on Charter's investor relations website at ir.charter.com.

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions, except per share data):

	Year Ended December 31,
	2025	2024
Revenues	$54,774	$55,085

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	32,739	33,167
Depreciation and amortization	8,711	8,673
Other operating expenses, net	416	127
	41,866	41,967
Income from operations	12,908	13,118

Other Income (Expenses):
Interest expense, net	(5,042)	(5,229)
Other expenses, net	(408)	(387)
	(5,450)	(5,616)

Income before income taxes	7,458	7,502
Income tax expense	(1,692)	(1,649)
Consolidated net income	5,766	5,853
Less: Net income attributable to noncontrolling interests	(779)	(770)
Net income attributable to Charter shareholders	$4,987	$5,083

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$36.90	$35.53
Diluted	$36.21	$34.97

Weighted average common shares outstanding, basic	135,155,309	143,061,337
Weighted average common shares outstanding, diluted	137,743,676	145,363,771

Revenues. Total revenues decreased $311 million or 0.6% during the year ended December 31, 2025 as compared to 2024 primarily due to lower customers, higher seamless entertainment allocation and lower advertising sales, partly offset by mobile line growth and higher average revenue per customer.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Years ended December 31,
	2025	2024	Growth
Internet	$23,765	$23,360	1.7%
Mobile service	3,762	3,083	22.0%
Connectivity	27,527	26,443	4.1%
Video	13,703	15,129	(9.4)%
Voice	1,350	1,437	(6.0)%
Residential revenue	42,580	43,009	(1.0)%

Small business	4,346	4,376	(0.7)%
Mid-market & large business	2,969	2,878	3.2%
Commercial revenue	7,315	7,254	0.9%

Advertising sales	1,468	1,780	(17.6)%
Other	3,411	3,042	12.1%
	$54,774	$55,085	(0.6)%
The increase in Internet revenues from our residential customers was attributable to the following (dollars in millions):

2025 compared to 2024
Increase related to rate and product mix changes	$785
Decrease in average residential Internet customers	(380)
$405

The increase related to rate and product mix was primarily due to promotional rate step-ups, rate adjustments, and a favorable change in bundled revenue allocation. Residential Internet customers decreased by 393,000 in 2025 compared to 2024.

The increase in mobile service revenues from our residential customers is attributable to the following (dollars in millions):

2025 compared to 2024
Increase in average residential mobile lines	$714
Decrease related to rate	(35)
$679

Residential mobile lines increased by 1.8 million in 2025 compared to 2024.

Video revenues consist primarily of revenues from video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The decrease in video revenues was attributable to the following (dollars in millions):

2025 compared to 2024
Decrease in average residential video customers	$(813)
Increase in seamless entertainment allocation	(322)
Decrease related to rate and product mix changes	(291)
$(1,426)

Residential video customers decreased by 255,000 in 2025 compared to 2024. The decrease related to rate and product mix was primarily due to a higher mix of lower priced video packages within our video customer base and more unfavorable bundled revenue allocation, partly offset by promotional rate step-ups and video rate adjustments that pass-through programming rate increases. Seamless entertainment allocation represents costs allocated to programmer streaming applications and netted within video revenue. The growth is due to more seamless entertainment applications and higher activations.

The decrease in voice revenues from our residential customers was attributable to the following (dollars in millions):

2025 compared to 2024
Decrease in average residential voice customers	$(230)
Increase related to rate adjustments	143
$(87)

Residential wireline voice customers decreased by 804,000 in 2025 compared to 2024.

The decrease in small business revenues is attributable to the following (dollars in millions):

2025 compared to 2024
Decrease in average small business customers	$(17)
Decrease related to rate and product mix changes	(13)
$(30)

Small business customers decreased by 13,000 in 2025 compared to 2024.

Mid-market & large business revenues increased $91 million during the year ended December 31, 2025 as compared to the corresponding period in 2024 primarily due to an increase in Internet PSUs. Mid-market & large business PSUs increased by 17,000 in 2025 compared to 2024.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues decreased $312 million during the year ended December 31, 2025 as compared to the corresponding period in 2024 primarily due to a decrease in political revenue.

Other revenues consist of revenue from mobile and video device sales, processing fees, regional sports and news channels (excluding intercompany charges or advertising sales on those channels), subsidy revenue, home shopping, wire maintenance fees and other miscellaneous revenues. Other revenues increased approximately $369 million during the year ended December 31, 2025 as compared to the corresponding period in 2024 primarily due to higher mobile device sales.

Operating costs and expenses. The decrease in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, was attributable to the following (dollars in millions):

2025 compared to 2024
Programming	$(831)
Other costs of revenue	353
Field and technology operations	(18)
Customer operations	(47)
Marketing and residential sales	192
Transition expenses	19
Other	(96)
$(428)

Programming costs were approximately $8.8 billion and $9.7 billion for the years ended December 31, 2025 and 2024, representing 27% and 29% of total operating costs and expenses, respectively. Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand, and pay-per-view programming. Programming costs decreased as a result of a higher mix of lower cost video packages within our video customer base and fewer video customers as well as costs allocated to seamless entertainment applications and netted within video revenue, partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent.

Other costs of revenue increased $353 million during the year ended December 31, 2025 compared to the corresponding period in 2024 primarily due to higher mobile service direct costs and mobile device sales due to an increase in mobile lines.

Marketing and residential sales increased $192 million during the year ended December 31, 2025 compared to the corresponding period in 2024 primarily due to a change in sales mix to higher cost sales channels.

Transition expenses represent incremental costs incurred to prepare for the integration of the Cox Transactions’ operations and to bring systems and processes into a uniform operating structure. See Note 3 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.” for more information.

Other expense decreased $96 million during the year ended December 31, 2025 compared to the corresponding period in 2024 primarily due to one-time favorable adjustments of $75 million.

Depreciation and amortization. Depreciation and amortization expense increased by $38 million during the year ended December 31, 2025 compared to the corresponding period in 2024 primarily due to an increase in depreciation as a result of more recent capital expenditures, partly offset by certain assets becoming fully depreciated.

Other operating expenses, net. Other operating expenses, net increased primarily due to the following (dollars in millions):

2025 compared to 2024
Special charges, net	$18
(Gain) loss on disposal of assets, net	142
Merger and acquisition costs	129
$289

For more information, see Note 15 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Interest expense, net. Net interest expense decreased by $187 million in 2025 from 2024 primarily due to a decrease in weighted average interest rates and debt.

Other expenses, net. The increase in other expenses, net is attributable to the following (dollars in millions):

2025 compared to 2024
Net periodic pension benefit (costs) (see Note 21)	$27
Loss on equity investments, net (see Note 6)	(26)
Gain (loss) on extinguishment of debt, net (see Note 9)	(29)
Loss on financial instruments, net (see Note 13)	7
$(21)

See Note 15 and the Notes referenced above to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Income tax expense. We recognized income tax expense of $1.7 billion and $1.6 billion for the years ended December 31, 2025 and 2024, respectively. For more information, see Note 17 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

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

Net income attributable to Charter shareholders. Net income attributable to Charter shareholders was $5.0 billion and $5.1 billion for the years ended December 31, 2025 and 2024, respectively, primarily as a result of the factors described above.

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

Management and the Board of Directors of Charter use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the SEC). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which fees were in the amount of $1.4 billion and $1.5 billion for the years ended December 31, 2025 and 2024, respectively.

A reconciliation of Adjusted EBITDA and free cash flow to net income attributable to Charter shareholders and net cash flows from operating activities, respectively, is as follows (dollars in millions):

	Years ended December 31,
	2025	2024
Net income attributable to Charter shareholders	$4,987	$5,083
Plus: Net income attributable to noncontrolling interest	779	770
Interest expense, net	5,042	5,229
Income tax expense	1,692	1,649
Depreciation and amortization	8,711	8,673
Stock compensation expense	673	651
Other, net	824	514
Adjusted EBITDA	$22,708	$22,569

Net cash flows from operating activities	$16,077	$14,430
Less: Purchases of property, plant and equipment	(11,659)	(11,269)
Change in accrued expenses related to capital expenditures	586	1,096
Free cash flow	$5,004	$4,257

Liquidity and Capital Resources

Overview

We have significant amounts of debt and require significant cash to fund principal and interest payments on our debt. The principal amount of our debt as of December 31, 2025 was $94.6 billion, consisting of $11.9 billion of credit facility debt, $55.4 billion of investment grade senior secured notes and $27.3 billion of high-yield senior unsecured notes. Our split credit rating allows us to access both the investment grade debt and the high yield debt markets.  Additionally, our bankruptcy remote special purpose vehicle is the borrower of a senior secured revolving credit facility to finance the purchase of equipment installment plan receivables with a number of financial institutions (the “EIP Financing Facility”). As of December 31, 2025, the carrying value of the EIP Financing Facility was $1.4 billion. For more information on the EIP Financing Facility, see Note 10 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $5.0 billion and $4.3 billion for the years ended December 31, 2025 and 2024, respectively. See table below for factors impacting free cash flow during the year ended December 31, 2025 compared to 2024. As of December 31, 2025, the amount available under our credit facilities was approximately $4.4 billion and cash on hand was approximately $477 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow, including investing in our business growth and other strategic opportunities, including expanding the capacity of our network, the expansion of our network through our rural broadband construction initiative, the build-out and deployment of our CBRS spectrum, and mergers and acquisitions as well as stock repurchases and dividends. Charter's leverage ratio of net debt to the last twelve months Adjusted EBITDA was 4.15 times as of December 31, 2025. Charter plans to maintain a leverage ratio, pro forma for the closing of the Liberty Broadband Combination near the midpoint of its stated range of 4.0 to 4.5 times Adjusted EBITDA in the period leading up to the Closing, and up to 3.5 times Adjusted EBITDA at the Charter Operating first lien level. Charter plans to adjust its long-term target leverage range after the Closing to 3.5 to 3.75 times Adjusted EBITDA. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range.

Excluding purchases from Liberty Broadband discussed below, during the years ended December 31, 2025 and 2024, Charter purchased in the public market approximately 12.3 million and 2.7 million shares, respectively, of Charter Class A common stock for approximately $3.8 billion and $822 million, respectively. Since the beginning of its buyback program in September 2016 through the year ended December 31, 2025, Charter has purchased in the public market approximately 179.7 million shares of Class A common stock and Charter Holdings common units for approximately $78.8 billion, including purchases from Liberty Broadband and A/N discussed below.

On November 12, 2024, Charter and Liberty Broadband entered into the Stockholders and Letter Agreement Amendment. The Stockholders and Letter Agreement Amendment sets forth, among other things, the terms of Liberty Broadband’s participation in Charter’s share repurchases during the period between the execution of the Merger Agreement and the effective time of the Merger. Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed transaction, Charter will repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million and (ii) the Liberty Broadband minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permitted under applicable law, then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) the Liberty Broadband minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan on the terms set forth in the Stockholders and Letter Agreement Amendment. From and after the date Liberty Broadband’s exchangeable debentures are no longer outstanding, the amount of monthly repurchases will be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) the amount needed, in the reasonable judgment of Charter, to maintain an unrestricted cash balance of Liberty Broadband and its subsidiaries (other than GCI Holdings, LLC, GCI Spinco (as defined in the Merger Agreement) and their respective subsidiaries) of $50 million plus (y) the aggregate outstanding principal amount of the Liberty Broadband margin loan. The purchase price payable by Charter to Liberty Broadband in connection with such monthly repurchases will equal (i) the average price paid by Charter for shares of Charter Class A common stock repurchased during the immediately preceding calendar month (excluding shares repurchased from A/N and certain other excluded repurchases) or (ii) if Charter has not engaged in any repurchases of shares of Charter Class A common stock during the immediately preceding calendar month (other than any repurchases from A/N and certain other excluded repurchases), a purchase price based on a Bloomberg volume-weighted average price methodology proposed by Charter and reasonably acceptable to Liberty Broadband. Liberty Broadband will apply the proceeds from any such repurchases or borrowings from Charter to repay certain of its outstanding indebtedness in accordance with the Stockholders and Letter Agreement Amendment. The Stockholders and Letter Agreement Amendment provides that Liberty Broadband will be exempt from the standstill restrictions and the ownership cap under the Existing Stockholders Agreement to the extent its ownership in Charter exceeds such ownership cap solely as a result of the repurchase provisions in the Stockholders and Letter Agreement Amendment. During the years ended December 31, 2025 and 2024, Charter purchased from Liberty Broadband 3.8 million and 1.0 million shares of Charter Class A common stock for approximately $1.2 billion and $335 million, respectively.

In December 2016, Charter and A/N entered into a letter agreement, as amended in December 2017 (the “Existing A/N Letter Agreement”), that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. In connection with the Cox Transactions, Charter, Charter Holdings and A/N entered into an amendment to the Existing A/N Repurchase Letter, dated as of May 16, 2025 (the “A/N Repurchase Letter Amendment”) which sets forth, among other things, the updated terms of A/N’s participation in Charter’s share repurchases going forward. The right to participate pro rata in repurchases on the terms and conditions set forth in the A/N Repurchase Letter Amendment is effective only from the earlier of the Closing and, in the event the Transaction Agreement is terminated in accordance with its terms, the date of such termination (such earlier date, the “Trigger Date”). Prior to the Trigger Date, the Existing A/N Letter Agreement will remain in full force and continue to govern A/N’s participation in Charter’s share repurchases, except for certain specific amendments set forth in the A/N Repurchase Letter Amendment which became effective upon execution of the A/N Repurchase Letter Amendment, including, in certain circumstances, where A/N elects not to participate in redemptions by Charter Holdings because such participation would cause A/N’s equity interest in Charter to be less than 11% prior to the Trigger Date, A/N may, subject to certain conditions, elect to receive a tax loan from Charter Holdings on the terms set forth in the A/N Repurchase Letter Amendment and in definitive documents in form and substance reasonably satisfactory to Charter and A/N. During the years ended December 31, 2025 and 2024, Charter Holdings purchased from A/N 1.0 million and 0.6 million Charter Holdings common units, respectively, for approximately $373 million and $189 million, respectively.

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

As of December 31, 2025, Charter had remaining board authority to purchase an additional $212 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions.

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

New Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA contains numerous business tax provisions, including business extenders made permanent such as restoration of 100% bonus depreciation, IRC Section 174 expensing for US-based research, and the EBITDA-based business interest expense limitation under IRC Section 163(j). The OBBBA reduced cash paid for taxes during the year ended December 31, 2025.

Free Cash Flow

Free cash flow increased $747 million during the year ended December 31, 2025 compared to the corresponding prior period due to the following (dollars in millions):

2025 compared to 2024
Decrease in cash paid for taxes, net	$669
Changes in working capital, mobile devices	398
Decrease in cash paid for interest, net	347
Increase in Adjusted EBITDA	139
Changes in working capital, excluding mobile devices	(455)
Increase in capital expenditures	(390)
Other, net	39
$747

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $477 million and $459 million in cash and cash equivalents as of December 31, 2025 and 2024, respectively. In addition, we held $121 million and $47 million in restricted cash included in prepaid and other current assets in our consolidated balance sheets as of December 31, 2025 and 2024, respectively.

Operating Activities. Net cash provided by operating activities increased $1.6 billion during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a decrease in cash paid for taxes and interest, increase in Adjusted EBITDA and the payment of litigation settlements in 2024.

Investing Activities. Net cash used in investing activities was $11.6 billion and $10.7 billion for the years ended December 31, 2025 and 2024, respectively. The increase in cash used was primarily due to an increase in capital expenditures and changes in accrued expenses related to capital expenditures.

Financing Activities. Net cash used in financing activities increased $386 million during the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in the purchase of treasury stock and noncontrolling interest and decrease in borrowings under the EIP Financing Facility, partly offset by an increase in the amount by which borrowings of long-term debt exceeded repayments.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $11.7 billion and $11.3 billion for the years ended December 31, 2025 and 2024, respectively. The increase was primarily driven by an increase in support capital, higher spend on network evolution and an increase in scalable infrastructure spend, partly offset by a decrease in line extensions. See the table below for more details.

We currently expect full year 2026 capital expenditures to total approximately $11.4 billion. The actual amount of capital expenditures in 2026 will depend on a number of factors including, but not limited to, the pace of our network evolution and expansion initiatives, supply chain timing and residential and business growth rates.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures increased $586 million and $1.1 billion for the years ended December 31, 2025 and 2024, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the years ended December 31, 2025 and 2024. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Year Ended December 31,
	2025	2024
Customer premise equipment (a)	$2,260	$2,172
Scalable infrastructure (b)	1,536	1,422
Upgrade/rebuild (c)	1,937	1,771
Support capital (d)	1,986	1,688
Capital expenditures, excluding line extensions	7,719	7,053

Subsidized rural construction line extensions	2,202	2,144
Other line extensions	1,738	2,072
Total line extensions (e)	3,940	4,216
Total capital expenditures	$11,659	$11,269

Of which:
Commercial services	$1,201	$1,437
Subsidized rural construction initiative (f)	$2,208	$2,152
Mobile	$267	$245

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

Debt

As of December 31, 2025, the accreted value of our total debt was approximately $94.8 billion, as summarized below (dollars in millions):

	December 31, 2025
	Principal Amount	Accreted Value (a)	Interest Payment Dates	Maturity Date (b)
CCO Holdings, LLC:
5.500% senior notes due 2026	$750	$750	5/1 & 11/1	5/1/2026
5.125% senior notes due 2027	3,250	3,244	5/1 & 11/1	5/1/2027
5.000% senior notes due 2028	2,500	2,491	2/1 & 8/1	2/1/2028
5.375% senior notes due 2029	1,500	1,500	6/1 & 12/1	6/1/2029
6.375% senior notes due 2029	1,500	1,492	3/1 & 9/1	9/1/2029
4.750% senior notes due 2030	3,050	3,046	3/1 & 9/1	3/1/2030
4.500% senior notes due 2030	2,750	2,750	2/15 & 8/15	8/15/2030
4.250% senior notes due 2031	3,000	3,001	2/1 & 8/1	2/1/2031

7.375% senior notes due 2031	1,100	1,092	3/1 & 9/1	3/1/2031
4.750% senior notes due 2032	1,200	1,192	2/1 & 8/1	2/1/2032
4.500% senior notes due 2032	2,900	2,917	5/1 & 11/1	5/1/2032
4.500% senior notes due 2033	1,750	1,735	6/1 & 12/1	6/1/2033
4.250% senior notes due 2034	2,000	1,987	1/15 & 7/15	1/15/2034
Charter Communications Operating, LLC:
3.750% senior notes due 2028	1,000	996	2/15 & 8/15	2/15/2028
4.200% senior notes due 2028	1,250	1,247	3/15 & 9/15	3/15/2028
2.250% senior notes due 2029	1,250	1,245	1/15 & 7/15	1/15/2029
5.050% senior notes due 2029	1,250	1,246	3/30 & 9/30	3/30/2029
6.100% senior notes due 2029	1,500	1,491	6/1 & 12/1	6/1/2029
2.800% senior notes due 2031	1,600	1,591	4/1 & 10/1	4/1/2031
2.300% senior notes due 2032	1,000	995	2/1 & 8/1	2/1/2032
4.400% senior notes due 2033	1,000	992	4/1 & 10/1	4/1/2033
6.650% senior notes due 2034	900	894	2/1 & 8/1	2/1/2034
6.550% senior notes due 2034	1,500	1,487	6/1 & 12/1	6/1/2034
6.384% senior notes due 2035	2,000	1,987	4/23 & 10/23	10/23/2035
5.850% senior notes due 2035	1,250	1,240	6/1 & 12/1	12/1/2035
5.375% senior notes due 2038	800	789	4/1 & 10/1	4/1/2038
3.500% senior notes due 2041	1,500	1,485	6/1 & 12/1	6/1/2041
3.500% senior notes due 2042	1,350	1,334	3/1 & 9/1	3/1/2042
6.484% senior notes due 2045	3,500	3,471	4/23 & 10/23	10/23/2045
5.375% senior notes due 2047	2,500	2,505	5/1 & 11/1	5/1/2047
5.750% senior notes due 2048	2,450	2,397	4/1 & 10/1	4/1/2048
5.125% senior notes due 2049	1,250	1,241	1/1 & 7/1	7/1/2049
4.800% senior notes due 2050	2,800	2,798	3/1 & 9/1	3/1/2050
3.700% senior notes due 2051	2,050	2,032	4/1 & 10/1	4/1/2051
3.900% senior notes due 2052	2,400	2,327	6/1 & 12/1	6/1/2052
5.250% senior notes due 2053	1,500	1,480	4/1 & 10/1	4/1/2053
6.834% senior notes due 2055	500	496	4/23 & 10/23	10/23/2055
6.700% senior notes due 2055	750	743	6/1 & 12/1	12/1/2055
3.850% senior notes due 2061	1,850	1,812	4/1 & 10/1	4/1/2061
4.400% senior notes due 2061	1,400	1,389	6/1 & 12/1	12/1/2061
3.950% senior notes due 2062	1,400	1,380	6/30 & 12/30	6/30/2062
5.500% senior notes due 2063	1,000	986	4/1 & 10/1	4/1/2063
Credit facilities	11,949	11,901		Varies
Time Warner Cable, LLC:
5.750% sterling senior notes due 2031 (c)	842	874	6/2	6/2/2031
6.550% senior debentures due 2037	1,500	1,632	5/1 & 11/1	5/1/2037
7.300% senior debentures due 2038	1,500	1,712	1/1 & 7/1	7/1/2038
6.750% senior debentures due 2039	1,500	1,669	6/15 & 12/15	6/15/2039
5.875% senior debentures due 2040	1,200	1,245	5/15 & 11/15	11/15/2040
5.500% senior debentures due 2041	1,250	1,257	3/1 & 9/1	9/1/2041
5.250% sterling senior notes due 2042 (d)	876	850	7/15	7/15/2042
4.500% senior debentures due 2042	1,250	1,160	3/15 & 9/15	9/15/2042
Time Warner Cable Enterprises LLC:
8.375% senior debentures due 2033	1,000	1,183	1/15 & 7/15	7/15/2033
	$94,617	$94,756

(a)The accreted values presented in the table above represent the principal amount of the debt adjusted for original issue discount or premium at the time of sale, deferred financing costs, and, in regards to debt assumed in acquisitions, fair value premium adjustments as a result of applying acquisition accounting plus the accretion of those amounts to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. In regards to the Sterling Notes, the principal amount of the debt and any premium or discount is remeasured into US dollars as of each balance sheet date. We had availability under our credit facilities of approximately $4.4 billion as of December 31, 2025.
(b)In general, the obligors have the right to redeem all of the notes set forth in the above table in whole or in part at their option, beginning at various times prior to their stated maturity dates, subject to certain conditions, upon the payment of the outstanding principal amount (plus a specified redemption premium) and all accrued and unpaid interest.
(c)Principal amount includes £625 million valued at $842 million as of December 31, 2025 using the exchange rate as of December 31, 2025.
(d)Principal amount includes £650 million valued at $876 million as of December 31, 2025 using the exchange rate as of December 31, 2025.

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

In January 2026, CCO Holdings and CCO Holdings Capital Corp. jointly issued $1.75 billion aggregate principal amount of 7.000% senior notes due February 2033 at par and $1.25 billion aggregate principal amount of 7.375% senior notes due February 2036 at par. The net proceeds will be used for general corporate purposes, including to repay certain indebtedness, including the call of $750 million of CCO Holdings 5.500% senior notes due 2026 and partial call of $2.25 billion of CCO Holdings 5.125% senior notes due 2027.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Cross-currency derivative instruments are used to manage foreign exchange risk on the Sterling Notes by effectively converting £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The fair value of our cross-currency derivatives included in other long-term liabilities on our consolidated balance sheets was $406 million and $504 million as of December 31, 2025 and 2024, respectively. For more information, see Note 13 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

As of December 31, 2025 and 2024, the weighted average interest rate on the credit facility debt was approximately 5.6% and 6.3%, respectively, and the weighted average interest rate on the senior notes was approximately 5.1% and 5.0%, respectively, resulting in a blended weighted average interest rate of 5.1% and 5.2%, respectively.  The interest rate on approximately 87% and 89% of the total principal amount of our debt was fixed as of December 31, 2025 and 2024, respectively.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2025 (dollars in millions):

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$750	$3,250	$4,750	$7,000	$5,800	$61,118	$82,668	$73,664
Average Interest Rate	5.50%	5.13%	4.53%	5.13%	4.63%	5.13%	5.07%

Variable Rate	$305	$305	$642	$279	$8,068	$2,350	$11,949	$11,803
Average Interest Rate	4.72%	4.61%	4.85%	4.98%	5.24%	6.15%	5.36%

Interest rates on variable-rate debt are estimated using the average implied forward Secured Overnight Financing Rate (“SOFR”) for the year of maturity based on the yield curve in effect at December 31, 2025 including applicable bank spread.

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

During the quarter ended December 31, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on management’s assessment utilizing these criteria we believe that, as of December 31, 2025, our internal control over financial reporting was effective.

Our independent auditors, KPMG LLP, have audited our internal control over financial reporting as stated in their report as follows.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Charter Communications, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Charter Communications, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated January 29, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

(signed) KPMG LLP

St. Louis, Missouri
January 29, 2026

Item 9B. Other Information.

On November 25, 2025, Christopher L. Winfrey, President and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to (1) sell, on June 18, 2026, a number of shares of Charter Class A common stock under his beneficial ownership equal to 90% of the number of shares that would be received by Mr. Winfrey upon a net settlement exercise (covering exercise price and tax withholding) of stock options to purchase 497,309 shares of Charter Class A common stock with an exercise price of $221.25 on the June 17, 2026 expiration date of such stock options (such number of shares that would be received by Mr. Winfrey upon the net settlement exercise, the “Net Settled Share Amount”) and (2) gift to a donor advised fund, on June 18, 2026, a number of shares of Charter Class A common stock under his beneficial ownership equal to 10% of the Net Settled Share Amount. At the time of entering the 10b5-1 plan the stock price was lower than the exercise price of the expiring options.

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

Item 11. Executive Compensation.

The information required by Item 11 will be included in the Proxy Statement under the headings “Compensation Discussion and Analysis,” “Proposal No. 1: Election of Directors – 2025 Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation and Benefits Committee” or in an amendment to this Annual Report on Form 10-K and is incorporated herein by reference. Information contained in the Proxy Statement or an amendment to this Annual Report on Form 10-K under the caption “Report of the Compensation and Benefits Committee” is furnished and not deemed filed with the SEC.

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
Date: January 30, 2026

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

Signature	Title	Date

/s/ Christopher L. Winfrey	President and Chief Executive Officer, Director	January 30, 2026
Christopher L. Winfrey	(Principal Executive Officer)

/s/ Jessica M. Fischer	Chief Financial Officer (Principal Financial Officer)	January 30, 2026
Jessica M. Fischer

/s/ Kevin D. Howard	Executive Vice President, Chief Accounting Officer	January 30, 2026
Kevin D. Howard	and Controller (Principal Accounting Officer)

/s/ Eric L. Zinterhofer	Non-Executive Chairman of the Board (Director)	January 30, 2026
Eric L. Zinterhofer

/s/ W. Lance Conn	Director	January 30, 2026
W. Lance Conn

/s/ Kim C. Goodman	Director	January 30, 2026
Kim C. Goodman

/s/ John D. Markley, Jr.	Director	January 30, 2026
John D. Markley, Jr.

/s/ Steve Miron	Director	January 30, 2026
Steve Miron

/s/ Balan Nair	Director	January 30, 2026
Balan Nair

/s/ Michael Newhouse	Director	January 30, 2026
Michael Newhouse

/s/ Martin E. Patterson	Director	January 30, 2026
Martin E. Patterson

/s/ Mauricio Ramos	Director	January 30, 2026
Mauricio Ramos

/s/ Carolyn J. Slaski	Director	January 30, 2026
Carolyn J. Slaski

/s/ J. David Wargo	Director	January 30, 2026
J. David Wargo
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

2.4
Transaction Agreement, dated as of May 16, 2025, by and among Charter Communications, Inc., Charter Communications Holdings, LLC and Cox Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 19, 2025 (File No. 001-33664)).

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

4.31
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

4.32
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

4.34
First Supplemental Indenture, dated as of May 23, 2019, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 30, 2019 (File No. 001-33664)).

4.35	Form of 5.375% Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 30, 2019 (File No. 001-33664)).
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

4.37
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

4.38	Form of 5.125% Senior Secured Notes due 2049 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed by Charter Communications, Inc. on July 10, 2019 (File No. 001-33664)).
4.39
Second Supplemental Indenture, dated as of October 1, 2019, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on October 7, 2019).

4.40	Form of 4.750% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on October 7, 2019 (File No. 001-33664)).
4.41
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

4.42
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

4.44	Form of 4.500% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 21, 2020 (File No. 001-33664)).
4.45
Fourth Supplemental Indenture, dated as of March 18, 2020, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on March 23, 2020 (File No. 001-33664)).

4.46	Form of 4.500% Senior Notes due 2032 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed by Charter Communications, Inc. on March 23, 2020 (File No. 001-33664)).
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

4.48	Form of 2.800% Senior Secured Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on April 17, 2020 (File No. 001-33664)).
4.49	Form of 3.700% Senior Secured Notes due 2051 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on April 17, 2020 (File No. 001-33664)).
4.50
Fifth Supplemental Indenture, dated as of July 9, 2020, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on July 13, 2020 (File No. 001-33664)).

4.51	Form of 4.250% Senior Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on July 13, 2020 (File No. 001-33664)).
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

4.53
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

4.54
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

4.57	Form of 3.500% Senior Secured Notes due 2041 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on March 4, 2021 (File No. 001-33664)).
4.58	Form of 3.900% Senior Secured Notes due 2052 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed by Charter Communications, Inc. on March 4, 2021 (File No. 001-33664)).
4.59
Sixth Supplemental Indenture, dated as of April 22, 2021, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on April 27, 2021 (File No. 001-33664)).

4.60	Form of 4.500% Senior Notes due 2033 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on April 27, 2021 (File No. 001-33664)).

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

4.62	Form of 4.400% Senior Notes due 2061 (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed by Charter Communications, Inc. on June 2, 2021, 2021 (File No. 001-33664)).
4.63
Seventh Supplemental Indenture, dated as of August 16, 2021, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 18, 2021 (File No. 001-33664)).

4.64	Form of 4.250% Senior Notes due 2034 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 18, 2021 (File No. 001-33664)).
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

4.66
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

4.70	Form of 4.750% Senior Notes due 2032 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on January 25, 2022 (File No. 001-33664)).
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

4.72	Form of 4.400% Senior Notes due 2033 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on March 15, 2022 (File No. 001-33664)).
4.73	Form of 5.250% Senior Notes due 2053 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on March 15, 2022 (File No. 001-33664)).
4.74	Form of 5.500% Senior Notes due 2063 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed by Charter Communications, Inc. on March 15, 2022 (File No. 001-33664)).
4.75
Ninth Supplemental Indenture, dated as of August 9, 2022, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 15, 2022 (File No. 001-33664)).

4.76	Form of 6.375% Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 15, 2022 (File No. 001-33664)).
4.77
Tenth Supplemental Indenture, dated as of February 13, 2023, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 16, 2023 (File No. 001-33664)).

4.78	Form of 7.375% Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 16, 2023 (File No. 001-33664)).
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

4.80
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

4.81	Form of 6.650% Senior Notes due 2034 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on November 13, 2023 (File No. 001-33664)).
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

4.83	Form of 6.100% Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 14, 2024 (File No. 001-33664)).
4.84	Form of 6.550% Senior Notes due 2034 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 14, 2024 (File No. 001-33664)).
4.85
Twenty-Sixth Supplemental Indenture, dated as of September 2, 2025, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on September 2, 2025 (File No. 001-33664)).

4.86
Form of 5.850% Senior Secured Notes due 2035 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on September 2, 2025 (File No. 001-33664)).

4.87
Form of 6.700% Senior Secured Notes due 2055 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on September 2, 2025 (File No. 001-33664)).

4.88	Indenture, dated as of April 30, 1992 (the “TWCE Indenture”), as amended by the First Supplemental Indenture, dated as of June 30, 1992, among Time Warner Entertainment Company, L.P. (“TWE”), Time Warner Companies, Inc. (“TWCI”), certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibits 10(g) and 10(h) to TWCI’s Current Report on Form 8-K dated June 26, 1992 and filed with the SEC on July 15, 1992 (File No. 1-8637)). (P)
4.89	Second Supplemental Indenture to the TWCE Indenture, dated as of December 9, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TWE’s Registration Statement on Form S-4 dated and filed with the SEC on October 25, 1993 (Registration No. 33-67688) (the “TWE October 25, 1993 Registration Statement”)). (P)
4.90	Third Supplemental Indenture to the TWCE Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.3 to the TWE October 25, 1993 Registration Statement). (P)
4.91	Fourth Supplemental Indenture to the TWCE Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.4 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1993 and filed with the SEC on March 30, 1994 (File No. 1-12878)). (P)
4.92	Fifth Supplemental Indenture to the TWCE Indenture, dated as of December 28, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.5 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1994 and filed with the SEC on March 30, 1995 (File No. 1-12878)). (P)
4.93
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

4.94
Seventh Supplemental Indenture to the TWCE Indenture, dated as of December 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.8 to the Time Warner 1997 Form 10-K).

4.95
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

4.96
Ninth Supplemental Indenture to the TWCE Indenture, dated as of November 1, 2004, among Historic TW, TWE, Time Warner NY Cable Inc., WCI, ATC, TWC and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-15062)).

4.97
Tenth Supplemental Indenture to the TWCE Indenture, dated as of October 18, 2006, among Historic TW, TWE, TW NY Cable Holding Inc. (“TW NY”), Time Warner NY Cable LLC (“TW NY Cable”), TWC, WCI, ATC and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner’s Current Report on Form 8-K dated and filed October 18, 2006 (File No. 1-15062)).

4.98
Eleventh Supplemental Indenture to the TWCE Indenture, dated as of November 2, 2006, among TWE, TW NY, TWC and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 99.1 to Time Warner’s Current Report on Form 8-K dated and filed November 2, 2006 (File No. 1-15062)).

4.99
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

4.100
Thirteenth Supplemental Indenture, dated as of May 18, 2016, by and among Time Warner Cable Enterprises LLC, the guarantors party thereto and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 24, 2016 (File No. 001-33664)).

4.101
Indenture, dated as of April 9, 2007 (the “TWC Indenture”), among TWC, TW NY, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to TWC’s Current Report on Form 8-K dated April 4, 2007 and filed with the SEC on April 9, 2007 (File No. 1-33335) (the “TWC April 4, 2007 Form 8-K”)).

4.102
First Supplemental Indenture to the TWC Indenture, dated as of April 9, 2007, among TWC, TW NY, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).

4.103
Second Supplemental Indenture to the TWC Indenture, dated as of September 30, 2012, among TWC, TW NY, TWCE, TWC Internet Holdings II and The Bank of New York Mellon, as trustee, supplementing the Indenture dated April 9, 2007, as amended (incorporated herein by reference to Exhibit 4.1 to the TWC September 30, 2012 Form 8-K).

4.104
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

4.106	Form of TWC 6.55% Exchange Debentures due 2037 (included as Exhibit C to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.107	Form of TWC 7.30% Debentures due 2038 (incorporated herein by reference to Exhibit 4.3 to the TWC June 16, 2008 Form 8-K).
4.108
Form of TWC 6.75% Debentures due 2039 (incorporated herein by reference to Exhibit 4.1 to TWC’s Current Report on Form 8-K dated June 24, 2009 and filed with the SEC on June 29, 2009 (File No. 1-33335)).

4.109	Form of TWC 5.875% Debentures due 2040 (incorporated herein by reference to Exhibit 4.2 to the TWC November 9, 2010 Form 8-K).
4.110	Form of TWC 5.75% Note due 2031 (incorporated herein by reference to Exhibit 4.1 to TWC’s Current Report on Form 8-K dated and filed with the SEC on May 26, 2011 (File No. 1-33335)).
4.111
Form of TWC 5.5% Debenture due 2041 (incorporated herein by reference to Exhibit 4.2 to the TWC Current Report on Form 8-K dated September 7, 2011 and filed with the SEC on September 12, 2011 (File No. 1-33335)).

4.112
Form of TWC 4.5% Debenture due 2042 (incorporated herein by reference to Exhibit 4.1 to TWC’s Current Report on Form 8-K dated August 7, 2012 and filed with the SEC on August 10, 2012 (File No. 1-33335)).

4.113	Form of TWC 5.25% Note due 2042 (incorporated herein by reference to Exhibit 4.1 to TWC’s Current Report on Form 8-K dated and filed with the SEC on June 27, 2012 (File No. 1-33335)).
4.114	Description of Securities (incorporated herein by reference to Exhibit 4.104 to the Annual Report on Form 10-K filed by Charter Communications, Inc. on January 27, 2023 (File No. 001-33664)).

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

10.67+
Charter Communications, Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on April 25, 2025 (File No. 001-33664)).

10.68+
Time Warner Cable Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.45 to TWC’s Current Report on Form 8-K dated February 13, 2007 and filed with the SEC on February 13, 2007).

10.69+
Time Warner Cable Inc. 2006 Stock Incentive Plan, as amended, effective March 12, 2009 (incorporated herein by reference to Exhibit 10.1 to TWC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.70+	Time Warner Cable Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Annex A to TWC’s Definitive Proxy Statement dated April 6, 2011 and filed with the SEC on April 6, 2011).
10.71+
Amended and Restated Employment Agreement, dated as of December 3, 2025, by and between Charter Communications, Inc. and Christopher L. Winfrey (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on December 5, 2025 (File No. 001-33664)).

10.72+
Employment Agreement between Charter Communications, Inc. and Richard DiGeronimo, dated August 1, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 5, 2025 (File No. 001-33664)).

10.73+
Employment Agreement, dated as of January 29, 2025, by and between Charter Communications, Inc. and Jessica Fischer (incorporated by reference to Exhibit 10.72(b) to the Annual Report on Form 10-K of Charter Communications, Inc. filed on January 31, 2025 (File No. 001-33664)).

10.74+
Employment Agreement, dated as of October 6, 2023, by and between Charter Communications, Inc. and Jamal Haughton (incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K of Charter Communications, Inc. filed on January 31, 2025 (File No. 001-33664)).

10.75+
Employment Agreement, dated as of January 16, 2026, by and between Charter Communications, Inc. and Adam Ray (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on January 22, 2026 (File No. 001-33664)).

10.76+
Employment Agreement, dated as of July 23, 2024, by and between Charter Communications, Inc. and Kevin D. Howard (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Charter Communications, Inc. on July 26, 2024 (File No. 001-33664)).

10.77
Letter Agreement, dated as of December 23, 2016, between Charter Communications, Inc. and Advance/Newhouse Partnership (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on December 28, 2016 (File No. 001-33664)).

10.78
Amendment to Letter Agreement, dated as of December 21, 2017, between Charter Communications, Inc. and Advance/Newhouse Partnership (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on December 22, 2017 (File No. 001-33664)).

10.79
Amendment to Letter Agreement, dated as of May 16, 2025, by and between Charter Communications, Inc. and Advance/Newhouse Partnership (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 19, 2025 (File No. 001-33664)).

10.80(a)
Letter Agreement, dated as of February 23, 2021, between Charter Communications, Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on February 24, 2021 (File No. 001-33664)).

10.80(b)
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

10.83
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

10.85
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

10.86
Indemnification Agreement, dated as of March 9, 2018, by and among GCI Liberty, Inc., Liberty Interactive Corporation, Liberty Interactive LLC and LV Bridge, LLC (incorporated by reference to Exhibit 10.2 to GCI Liberty, Inc.’s Current Report on Form 8-K filed on March 14, 2018 (File No. 001-38385)).

10.87
Voting Agreement, dated as of May 16, 2025, by and among Charter Communications, Inc., Cox Enterprises, Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 19, 2025 (File No. 001-33664)).

10.88
Voting Agreement, dated as of May 16, 2025, by and among Charter Communications, Inc., Cox Enterprises, Inc. and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 19, 2025 (File No. 001-33664)).

10.89
Side Letter, dated as of May 16, 2025, by and among Charter Communications, Inc., Fusion Merger Sub 1, LLC, Fusion Merger Sub 2, Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 19, 2025 (File No. 001-33664)).

19.1
Charter Communications, Inc. Securities Trading Policy, effective as of October 2024 (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K of Charter Communications, Inc. filed on January 31, 2025 (File No. 001-33664)).

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

101
The following financial information from Charter Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on January 30, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Shareholders' Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover page, formatted in iXBRL and contained in Exhibit 101.
_____________
*    Filed herewith
+    Management compensatory plan or arrangement

INDEX TO FINANCIAL STATEMENTS

Page

Audited Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Auditor Name: KPMG LLP
Auditor Location: St. Louis, MO
Auditor Firm ID: 185
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023	F-5
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Charter Communications, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Charter Communications, Inc. and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 29, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Testing of residential and small business revenue

As discussed in Note 14 to the consolidated financial statements, the Company recorded residential and small business revenue of $46.9 billion for the year ended December 31, 2025. This revenue is derived primarily from monthly subscription charges from its internet, video, voice, and mobile services. Revenue is recognized as the services are provided to a customer on a monthly basis. The processing and recording of revenue are reliant upon multiple information technology (IT) systems.

We identified the evaluation of the sufficiency of audit evidence over residential and small business revenue as a critical audit matter. Subjective auditor judgment was required in evaluating the sufficiency of audit evidence over residential and small business revenue due to the volume of data and the number of accounting systems. Specifically, obtaining an understanding of the systems and processes used in the Company’s recognition of residential and small business revenue and evaluating the related internal controls required significant audit effort, including specialized skills and knowledge related to IT.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s residential and small business revenue processes. This included manual and automated controls over the IT systems used for the processing and recording of residential and small business revenue. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications that are used by the Company in its recognition of residential and small business revenue. We performed a software-assisted data analysis to test the relationships among certain revenue transactions during the year. We evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed, including the appropriateness of the nature and extent of such evidence.

(signed) KPMG LLP

We have served as the Company’s auditor since 2002.

St. Louis, Missouri
January 29, 2026

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$477	$459
Accounts receivable, less allowance for doubtful accounts of $219 and $204, respectively	3,680	3,097
Prepaid expenses and other current assets	987	677
Total current assets	5,144	4,233

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $41,514 and $39,409, respectively	46,444	42,913
Customer relationships, net	440	975
Franchises	67,471	67,462
Goodwill	29,710	29,674
Total investment in cable properties, net	144,065	141,024

OTHER NONCURRENT ASSETS	5,004	4,763

Total assets	$154,213	$150,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued and other current liabilities	$12,556	$11,687
Current portion of long-term debt	750	1,799
Total current liabilities	13,306	13,486

LONG-TERM DEBT	94,006	92,134
EQUIPMENT INSTALLMENT PLAN FINANCING FACILITY	1,447	1,072
DEFERRED INCOME TAXES	19,841	18,845
OTHER LONG-TERM LIABILITIES	5,094	4,776

SHAREHOLDERS’ EQUITY:
Class A common stock; $0.001 par value; 900 million shares authorized;
126,631,549 and 141,946,426 shares issued and outstanding, respectively	—	—
Class B common stock; $0.001 par value; 1,000 shares authorized;
1 share issued and outstanding	—	—
Preferred stock; $0.001 par value; 250 million shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	21,447	23,337
Accumulated deficit	(5,393)	(7,750)
Total Charter shareholders’ equity	16,054	15,587
Noncontrolling interests	4,465	4,120
Total shareholders’ equity	20,519	19,707

Total liabilities and shareholders’ equity	$154,213	$150,020

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)

	Year Ended December 31,
	2025	2024	2023
REVENUES	$54,774	$55,085	$54,607

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	32,739	33,167	33,405
Depreciation and amortization	8,711	8,673	8,696
Other operating (income) expenses, net	416	127	(53)
	41,866	41,967	42,048
Income from operations	12,908	13,118	12,559

OTHER INCOME (EXPENSES):
Interest expense, net	(5,042)	(5,229)	(5,188)
Other expenses, net	(408)	(387)	(517)
	(5,450)	(5,616)	(5,705)

Income before income taxes	7,458	7,502	6,854
Income tax expense	(1,692)	(1,649)	(1,593)
Consolidated net income	5,766	5,853	5,261
Less: Net income attributable to noncontrolling interests	(779)	(770)	(704)
Net income attributable to Charter shareholders	$4,987	$5,083	$4,557

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$36.90	$35.53	$30.54
Diluted	$36.21	$34.97	$29.99

Weighted average common shares outstanding, basic	135,155,309	143,061,337	149,208,188
Weighted average common shares outstanding, diluted	137,743,676	145,363,771	151,966,313

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in millions)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Charter Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
BALANCE, December 31, 2022	$—	$—	$23,940	$(14,821)	$9,119	$3,430	$12,549
Consolidated net income	—	—	—	4,557	4,557	704	5,261
Stock compensation expense	—	—	692	—	692	—	692
Exercise of stock options	—	—	22	—	22	—	22
Purchases and retirement of treasury stock	—	—	(1,246)	(1,996)	(3,242)	—	(3,242)
Purchase of noncontrolling interest, net of tax	—	—	(140)	—	(140)	(240)	(380)
Change in noncontrolling interest ownership, net of tax	—	—	78	—	78	(104)	(26)
Distributions to noncontrolling interest	—	—	—	—	—	(158)	(158)
BALANCE, December 31, 2023	—	—	23,346	(12,260)	11,086	3,632	14,718
Consolidated net income	—	—	—	5,083	5,083	770	5,853
Stock compensation expense	—	—	651	—	651	—	651
Exercise of stock options	—	—	32	—	32	—	32
Purchases and retirement of treasury stock, including excise tax	—	—	(644)	(573)	(1,217)	—	(1,217)
Purchase of noncontrolling interest, net of tax	—	—	(38)	—	(38)	(138)	(176)
Change in noncontrolling interest ownership, net of tax	—	—	(10)	—	(10)	13	3
Distributions to noncontrolling interest	—	—	—	—	—	(157)	(157)
BALANCE, December 31, 2024	—	—	23,337	(7,750)	15,587	4,120	19,707
Consolidated net income	—	—	—	4,987	4,987	779	5,766
Stock compensation expense	—	—	673	—	673	—	673
Equity issued pursuant to employee stock purchase plan	—	—	20	—	20	—	20
Exercise of stock options	—	—	20	—	20	—	20
Purchases and retirement of treasury stock, including excise tax	—	—	(2,550)	(2,630)	(5,180)	—	(5,180)
Purchase of noncontrolling interest, net of tax	—	—	(75)	—	(75)	(273)	(348)
Change in noncontrolling interest ownership, net of tax	—	—	22	—	22	(29)	(7)
Distributions to noncontrolling interest	—	—	—	—	—	(132)	(132)
BALANCE, December 31, 2025	$—	$—	$21,447	$(5,393)	$16,054	$4,465	$20,519

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$5,766	$5,853	$5,261
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	8,711	8,673	8,696
Stock compensation expense	673	651	692
Noncash interest, net	29	34	20
Deferred income taxes	1,013	(87)	(80)
Other, net	538	354	291
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(416)	(129)	(44)
Prepaid expenses and other assets	(517)	(609)	(572)
Accounts payable, accrued liabilities and other	280	(310)	169
Net cash flows from operating activities	16,077	14,430	14,433

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,659)	(11,269)	(11,115)
Change in accrued expenses related to capital expenditures	586	1,096	172
Other, net	(547)	(481)	(184)
Net cash flows from investing activities	(11,620)	(10,654)	(11,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	15,485	25,893	22,062
Borrowings of equipment installment plan financing facility	375	1,074	—
Repayments of long-term debt	(14,797)	(29,660)	(21,938)
Payments for debt issuance costs	(19)	(56)	(32)
Purchase of treasury stock	(5,132)	(1,213)	(3,215)
Proceeds from exercise of stock options	20	32	22
Purchase of noncontrolling interest	(373)	(189)	(427)
Distributions to noncontrolling interest	(132)	(157)	(158)
Other, net	208	297	444
Net cash flows from financing activities	(4,365)	(3,979)	(3,242)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	92	(203)	64
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	506	709	645
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$598	$506	$709

CASH PAID FOR INTEREST	$4,983	$5,334	$5,020

As of December 31, 2025 and 2024, cash, cash equivalents and restricted cash includes $121 million and $47 million of restricted cash included in prepaid expenses and other current assets in the consolidated balance sheets, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)

1.    Organization and Basis of Presentation

Organization

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter,” or the “Company”) is a leading broadband connectivity company with services available to homes and small to large businesses through its Spectrum® brand. Founded in 1993, the Company has evolved from providing cable TV to streaming, and from high-speed Internet to a converged broadband, WiFi and mobile experience. Over the Spectrum Fiber Broadband Network and supported by the Company’s 100% U.S.-based employees, the Company offers Seamless Connectivity and Entertainment with Spectrum Internet®, Mobile, TV and Voice products.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs, valuation and impairment of franchise assets and goodwill, and income taxes. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform with the 2025 presentation.

Comprehensive income equaled net income attributable to Charter shareholders for the years ended December 31, 2025, 2024 and 2023.

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

Consolidation

The accompanying consolidated financial statements include the accounts of Charter and all entities in which Charter has a controlling interest, including variable interest entities (“VIEs”) where Charter is the primary beneficiary. The Company consolidates based upon evaluation of the Company’s power, through voting rights or similar rights, to direct the activities of another entity that most significantly impact the entity’s economic performance; its obligation to absorb the expected losses of the entity; and its right to receive the expected residual returns of the entity. Charter controls and consolidates Charter Holdings. The noncontrolling interest on the Company’s balance sheet primarily represents Advance/Newhouse Partnership's (“A/N”) minority equity interests in Charter Holdings. See Note 12. All significant intercompany accounts and transactions among consolidated entities have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates market value.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)

Valuation of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets (e.g., property, plant and equipment and finite-lived intangible assets) to be held and used when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life assets, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of current or expected future operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability. No impairments of long-lived assets held for use were recorded in 2025, 2024 and 2023.

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

Government Assistance

The Company's government assistance primarily consists of federal subsidies from the Rural Development Opportunity Fund (“RDOF”) and state broadband grants primarily funded by the American Rescue Plan Act of 2021 (“ARPA”) and the Broadband Equity, Access and Deployment (“BEAD”) program. The Company was awarded approximately $1.1 billion in federal subsidies in phase I of the RDOF auction to be received monthly over ten years to deploy and operate broadband services to unserved communities to more than one million estimated passings. For accounting purposes, RDOF subsidies are recorded as other revenues since the primary conditions for the receipt of the subsidies are the build out and operation of the broadband network over the ten years. During the years ended December 31, 2025, 2024 and 2023, other revenues included approximately $114 million, $108 million and $116 million of RDOF subsidy revenue, respectively.

The Company has also been awarded broadband grants to construct broadband infrastructure to unserved and underserved communities by various state and local governments. As of December 31, 2025, the Company has been publicly awarded approximately $1.7 billion in state grants, of which approximately $1.3 billion of these state grants have been formalized into executed agreements. State grants are either a fixed subsidy or variable with a subsidy cap conditioned upon construction. Cash is paid either upon project completion, milestone completion, or in some instances a portion of grant is paid in advance. Prefunded grants are subject to recapture if buildouts are not completed. For accounting purposes state broadband grants are

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
generally recorded as a reduction to property, plant and equipment using a percentage of completion, since the primary conditions for these grants are to build out the broadband network. During the years ended December 31, 2025, 2024 and 2023, $339 million, $235 million and $70 million of state broadband grants were recorded as a reduction to property, plant and equipment in the consolidated financial statements.

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

Pursuant to the Transaction Agreement, at the closing of the Transaction:

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

The combined entity will assume Cox Communications’ approximately $12.6 billion in outstanding net debt and finance leases (assumed debt is on a pro forma basis contemplating Cox Communications refinancing of debt maturities occurring between signing and closing of the Cox Transactions).

4.    Property, Plant and Equipment

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
December 31, 2025, 2024 AND 2023
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

Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	6-22 years
Customer premise equipment and installations	3-8 years
Vehicles and equipment	6-19 years
Buildings and improvements	8-40 years
Furniture, fixtures and equipment	2-10 years

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense. Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $8.1 billion, $7.8 billion, and $7.6 billion, respectively.

Property, plant and equipment consists of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Cable distribution systems	$54,559	$49,211
Customer premise equipment and installations	17,129	17,270
Vehicles and equipment	2,408	2,251
Buildings and improvements	6,077	5,966
Furniture, fixtures and equipment	7,785	7,624
	87,958	82,322
Less: accumulated depreciation	(41,514)	(39,409)
	$46,444	$42,913

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
contribute to the Company's cash flows. The Company reassesses this determination periodically or whenever events or substantive changes in circumstances occur.

All franchises are tested for impairment annually or more frequently as warranted by events or changes in circumstances. Franchises are aggregated into essentially inseparable units of accounting to conduct valuations. The franchise units of accounting are geographical clustering of cable systems into groups representing the highest and best use if sold to market participants. The Company performed a quantitative impairment analysis as of October 31, 2025 utilizing a multi-period excess earnings method, a discounted cash flow income approach which isolates discrete cash flows attributable to the franchise intangibles from the business enterprise cash flows. The income approach incorporated updated projections of the business enterprise cash flows, allocations of cash flows attributable to franchise intangibles, and current market assumptions for growth rates and discount rates. Based on the Company’s quantitative analysis, the Company concluded that the fair value of the franchises in each unit of accounting exceeds the carrying value of such assets.

Goodwill is also tested for impairment annually or more frequently as warranted by events or changes in circumstances. The Company has determined that it has one reporting unit for purposes of the assessment of goodwill impairment. As with the Company’s franchise impairment testing, the Company elected to perform a quantitative goodwill impairment analysis as of October 31, 2025. The Company changed the annual goodwill impairment test date to October 31 from the November 30 date used in the prior year’s qualitative assessment to allow for sufficient time to complete the quantitative analysis in conjunction with the year-end financial reporting process. The quantitative analysis considers whether the carrying amount of a reporting unit exceeds its fair value of the reporting unit, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. As a result of that assessment, the Company concluded that goodwill is not impaired.

Customer relationships are recorded at fair value as of the date acquired less accumulated amortization. Customer relationships are amortized on an accelerated sum of years’ digits method over useful lives of 10-15 years based on the period over which current customers are expected to generate cash flows. The Company periodically evaluates the remaining useful lives of its customer relationships to determine whether events or circumstances warrant revision to the remaining periods of amortization. Customer relationships are evaluated for impairment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable. Customer relationships are deemed impaired when the carrying value exceeds the projected undiscounted future cash flows associated with the customer relationships. No impairment of customer relationships was recorded in the years ended December 31, 2025, 2024 or 2023.

The Company owns approximately $464 million of Citizens Broadband Radio Service ("CBRS") priority access licenses. The wireless spectrum licenses are considered indefinite life intangible assets recorded in other noncurrent assets on the Company's consolidated balance sheets. The Company elected to perform a qualitative impairment assessment in 2025 and concluded that its CBRS priority access licenses are not impaired.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
As of December 31, 2025 and 2024, indefinite-lived and finite-lived intangible assets are presented in the following table:

	December 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises	$67,471	$—	$67,471	$67,462	$—	$67,462
Goodwill	29,710	—	29,710	29,674	—	29,674
Wireless spectrum licenses	464	—	464	464	—	464
Trademarks	159	—	159	159	—	159
	$97,804	$—	$97,804	$97,759	$—	$97,759

Finite-lived intangible assets:
Customer relationships	$18,315	$(17,875)	$440	$18,294	$(17,319)	$975
Other intangible assets	277	(234)	43	453	(320)	133
	$18,592	$(18,109)	$483	$18,747	$(17,639)	$1,108

Amortization expense related to customer relationships and other intangible assets for the years ended December 31, 2025, 2024 and 2023 was $585 million, $838 million and $1.1 billion, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

2026	$330
2027	100
2028	17
2029	14
2030	8
Thereafter	14
$483

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments, adoption of new accounting standards and other relevant factors.

6.    Investments

Investments are accounted for under the equity method of accounting or as equity securities, all of which are recorded in other noncurrent assets in the consolidated balance sheets as of December 31, 2025 and 2024. The Company applies the equity method to investments when it has the ability to exercise significant influence over the operating and financial policies of the investee. The Company’s share of the investee’s earnings (losses) is included in other expenses, net in the consolidated statements of operations. The Company monitors its investments for indicators that a decrease in investment value has occurred that is other-than-temporary. If it has been determined that an investment has sustained an other-than-temporary decline in value, the investment is written down to fair value with a charge to earnings. Investments acquired are measured at fair value utilizing the acquisition method of accounting. The difference between the fair value and the amount of underlying equity in net assets for most equity method investments is due to unrecognized intangible assets at the investee. These amounts are

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
amortized as a component of equity earnings (losses), recorded within other expenses, net over the estimated useful life of the asset.

Investments consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Equity method investments	$503	$376
Other investments	94	142
Total investments	$597	$518

Equity method investments primarily includes the Company's 50/50 joint venture with Comcast Corporation ("Comcast") in Xumo Services, LLC ("Xumo"), a next generation streaming platform.

The Company's equity method investments balances reflected in the table above includes differences between the acquisition date fair value of certain investments acquired and the underlying equity in the net assets of the investee, referred to as a basis difference. This basis difference is amortized as a component of equity earnings. The remaining unamortized basis difference was $145 million and $240 million as of December 31, 2025 and 2024, respectively.

For the years ended December 31, 2025, 2024 and 2023, net losses from investments were $357 million, $331 million and $343 million, respectively, which were recorded in other expenses, net in the consolidated statements of operations. Losses on equity investments, net for years ended December 31, 2025, 2024 and 2023 are primarily related to our joint venture in Xumo.

7.    Accounts Payable, Accrued and Other Current Liabilities

Accounts payable, accrued and other current liabilities consist of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Accounts payable – trade	$1,034	$880
Deferred revenue	422	456
Accrued and other current liabilities:
Programming costs	1,575	1,576
Labor	1,365	1,365
Capital expenditures	3,296	2,906
Interest	1,259	1,208
Taxes and regulatory fees	521	649
Short-term borrowings	918	758
Other	2,166	1,889
	$12,556	$11,687

Under a supply chain finance (“SCF”) program, the Company has agreements with third parties that allow its participating vendors to finance payment obligations from the Company with designated third-party financial institutions who act as its paying agent. The Company has generally extended its payment terms with vendors. A participating vendor may request a participating financial institution to finance one or more of the Company's payment obligations to such vendor prior to the scheduled due date thereof at a discounted price. The Company is not required to provide collateral to the financial institutions. The Company's obligations to participating vendors, including amounts due and scheduled payment dates, are not impacted by the vendors’ decisions to finance amounts due under these financing arrangements. Cash outflows to the financial institutions are classified as cash flows from operating and investing activities.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)

A rollforward of the Company's outstanding payment obligations to participating vendors under its SCF program is summarized as follows for the years ended December 31, 2025 and 2024 and are included in accounts payable - trade and accrued capital expenditures in the table above:

	Year Ended December 31,
	2025	2024
Balance, beginning of period	$576	$—
Obligations confirmed during the year	2,881	1,454
Obligations paid during the year	(2,722)	(878)
Balance, end of period	$735	$576

Under a deferred payment program, the Company has agreements with third parties to pay certain invoices when due, and the Company pays the third parties at a later date, the invoice amount plus interest. Cash outflows to the financial institutions are classified as cash flows from financing activities.

A rollforward of the Company's outstanding payment obligations to participating vendors under its deferred payment program is summarized as follows for the years ended December 31, 2025 and 2024 and are included in short-term borrowings in the table above:

	Year Ended December 31,
	2025	2024
Balance, beginning of period	$758	$425
Obligations confirmed during the year	2,159	1,795
Obligations paid during the year	(1,999)	(1,462)
Balance, end of period	$918	$758

8.    Leases

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

Operating lease expenses were $538 million, $516 million and $506 million for the years ended December 31, 2025, 2024 and 2023, respectively, inclusive of both short-term lease costs and variable lease costs that were not included in the measurement of operating lease liabilities.

Cash paid for amounts included in the measurement of operating lease liabilities, recorded as operating cash flows in the statements of cash flows, were $376 million, $378 million and $369 million for the years ended December 31, 2025, 2024 and

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
2023, respectively. Operating lease right-of-use assets obtained in exchange for operating lease obligations were $344 million, $274 million and $335 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Supplemental balance sheet information related to leases is as follows.

	December 31,
	2025	2024
Operating lease right-of-use assets:
Included within other noncurrent assets	$1,281	$1,244

Operating lease liabilities:
Current portion included within accounts payable, accrued and other current liabilities	$275	$278
Long-term portion included within other long-term liabilities	1,167	1,135
	$1,442	$1,413

Weighted average remaining lease term for operating leases	5.6 years	5.6 years
Weighted average discount rate for operating leases	5.4%	5.1%

Maturities of operating lease liabilities as of December 31, 2025 are as follows.

2026	$371
2027	347
2028	297
2029	228
2030	163
Thereafter	316
Undiscounted lease cash flow commitments	1,722
Reconciling impact from discounting	(280)
Lease liabilities on consolidated balance sheet as of December 31, 2025	$1,442

9.    Total Debt

A summary of our debt as of December 31, 2025 and 2024 is as follows:

	December 31, 2025				December 31, 2024
	Principal Amount	Carrying Value	Fair Value	Weighted Average Interest Rate	Principal Amount	Carrying Value	Fair Value	Weighted Average Interest Rate
Senior unsecured notes	$27,250	$27,197	$25,634	4.9%	$27,250	$27,182	$24,881	4.9%
Senior secured notes and debentures(a)	55,418	55,658	48,030	5.1%	56,195	56,475	47,896	5.1%
Credit facilities(b)	11,949	11,901	11,803	5.6%	10,334	10,276	10,079	6.3%
Total debt	$94,617	$94,756	$85,467	5.1%	$93,779	$93,933	$82,856	5.2%

(a)Includes the Company's £625 million aggregate principal amount of fixed-rate British pound sterling denominated notes (the “Sterling Notes”) (remeasured at $842 million and $782 million as of December 31, 2025 and 2024, respectively, using the exchange rate at the respective dates) and the Company's £650 million aggregate principal amount of Sterling Notes (remeasured at $876 million and $813 million as of December 31, 2025 and 2024, respectively, using the exchange rate at the respective dates).

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
(b)The Company had availability under the Charter Operating credit facilities of approximately $4.4 billion as of December 31, 2025.

The estimated fair value of the Company’s senior unsecured and secured notes and debentures as of December 31, 2025 and 2024 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

In September 2025, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.25 billion of 5.850% senior secured notes due December 2035 at a price of 99.932% of the aggregate principal amount and $750 million of 6.700% senior secured notes due December 2055 at a price of 99.832% of the aggregate principal amount. The net proceeds were used for general corporate purposes, including to repay certain indebtedness, including Charter Operating’s 6.150% senior secured notes due 2026, to fund potential buybacks of Charter Class A common stock and Charter Holdings common units, and to pay related fees and expenses. The transactions resulted in a loss on extinguishment of debt of approximately $28 million during the year ended December 31, 2025 recorded in other expenses, net in the consolidated statement of operations.

In January 2026, CCO Holdings and CCO Holdings Capital Corp. jointly issued $1.75 billion aggregate principal amount of 7.000% senior notes due February 2033 at par and $1.25 billion aggregate principal amount of 7.375% senior notes due February 2036 at par. The net proceeds will be used for general corporate purposes, including to repay certain indebtedness, including the call of $750 million of CCO Holdings 5.500% senior notes due 2026 and the partial call of $2.25 billion of CCO Holdings 5.125% senior notes due 2027.

CCO Holdings Notes

The CCO Holdings notes are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp.  They are structurally subordinated to all obligations of subsidiaries of CCO Holdings.

CCO Holdings may redeem some or all of the CCO Holdings notes at any time at a premium.  The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, if any, on or after varying dates in 2026 through 2034.

In addition, at any time prior to varying dates in 2026 to 2029, CCO Holdings may redeem up to 40% of the aggregate principal amount of certain notes at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met. In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding CCO Holdings notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

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

The above limitations in certain circumstances regarding incurrence of debt, payment of dividends and making investments contained in the indentures of CCO Holdings permit CCO Holdings and its restricted subsidiaries to perform the above, so long as, after giving pro forma effect to the above, the leverage ratio would be below a specified level for the issuer. The maximum total leverage ratio under the indentures is 6.0 to 1.0. The leverage ratio was 4.0 as of December 31, 2025.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
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

Charter Operating Credit Facilities

The Charter Operating credit facilities have an outstanding principal amount of $11.9 billion at December 31, 2025 as follows:

•Term A-6 Loan with a remaining principal amount of approximately $413 million, which is repayable in quarterly installments and aggregating $25 million in each loan year, with the remaining balance due at final maturity on August 31, 2028. Pricing on Term A-6 Loan is Secured Overnight Financing Rate (“SOFR”) plus 1.50%;
•Term A-7 Loan with a remaining principal amount of approximately $4.3 billion, which is repayable in quarterly installments and aggregating $227 million in each loan year, with the remaining balance due at final maturity on March 15, 2030. Pricing on Term A-7 Loan is SOFR plus 1.25%;
•Term B-3 Loan with a remaining principal amount of approximately $729 million, which is repayable in equal quarterly installments and aggregating $8 million in each loan year, with the remaining balance due at final maturity on March 31, 2030. Pricing on Term B-3 Loan is SOFR plus 2.25%;
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
•a Revolving Loan B allowing for borrowings of up to approximately $960 million maturing on August 31, 2027; and
•a Revolving Loan C with an outstanding balance of $2.1 billion and allowing for borrowings of up to $5.5 billion maturing on March 15, 2030.

Pricing on the revolving loans is SOFR plus 1.25% with a commitment fee based on Charter's corporate family rating and not to exceed 0.20%. As of December 31, 2025, $26 million of the revolving loans were utilized to collateralize a like principal amount of letters of credit out of $364 million of letters of credit issued on the Company’s behalf. Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate, SOFR, as defined, plus an applicable margin. SOFR was 3.7% and 4.3% as of December 31, 2025 and 2024, respectively.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
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

At December 31, 2025, Charter Operating had a consolidated leverage ratio of approximately 2.8 and a consolidated first lien leverage ratio of 2.8. Both ratios are in compliance with the ratios required by the Charter Operating credit facilities of 5.0 to 1.0 consolidated leverage ratio and 4.0 to 1.0 consolidated first lien leverage ratio. A failure by Charter Operating to maintain the financial covenants would result in an event of default under the Charter Operating credit facilities and the debt of CCO Holdings.

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
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)

Limitations on Distributions

Distributions by the Company’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under the CCO Holdings indentures discussed above, unless there is no default under the applicable indenture, and unless CCO Holdings’ leverage ratio test is met at the time of such distribution. As of December 31, 2025, there was no default under any of these indentures and CCO Holdings met its applicable leverage ratio tests based on December 31, 2025 financial results. There can be no assurance that CCO Holdings will satisfy these tests at the time of the contemplated distribution.

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

Interest payments on variable debt are estimated using amounts outstanding at December 31, 2025 and the average implied forward SOFR rates applicable for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2025. Actual interest payments will differ based on actual SOFR rates and actual amounts outstanding for applicable periods. Based upon outstanding indebtedness as of December 31, 2025, the amortization of term loans, and the maturity dates for all senior and subordinated notes, total future principal and interest payments on the total borrowings under all debt agreements are as follows.

	Principal	Interest
2026	$1,055	$4,817
2027	3,555	4,646
2028	5,392	4,456
2029	7,279	4,212
2030	13,868	3,659
Thereafter	63,468	36,628
	$94,617	$58,418

10.    Equipment Installment Plan Financing Facility
CCO EIP Financing, LLC (the “SPV Borrower”), a bankruptcy remote special purpose vehicle and consolidated subsidiary of the Company, is the borrower of a senior secured revolving credit facility to finance the purchase of equipment installment plan receivables (“EIP Receivables”) with a number of financial institutions (the “EIP Financing Facility”).

The revolving credit facility under the EIP Financing Facility bears interest on the outstanding borrowings based on lenders’ cost of funds plus an applicable margin and was 5.14% and 5.78% as of December 31, 2025 and 2024, respectively. In November 2025, the revolving credit facility under the EIP Financing Facility was amended to extend the maturity date and increase borrowing capacity to $2.0 billion, among other amendments. The EIP Financing Facility has a final maturity date of November 3, 2029, comprised of a twelve-month revolving loan period subject to renewal, and if not renewed, cash flows on EIP Receivables are applied to amortize the loan which may occur over a period of up to three years. As of December 31, 2025 and 2024, the carrying value of the EIP Financing Facility was $1.4 billion and $1.1 billion, respectively, and is included in the Company’s consolidated balance sheets.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
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

The EIP Financing Facility is accounted for on a consolidated basis as a secured borrowing. As of December 31, 2025 and 2024, pledged EIP Receivables with an unpaid principal balance of $2.2 billion and $1.6 billion, respectively, included in accounts receivable, net and other noncurrent assets, and restricted cash of $121 million and $47 million, respectively, included in prepaid expenses and other current assets, are held by the SPV Borrower and reflected in the Company’s consolidated balance sheets. Receipts from mobile customers related to the underlying EIP Receivables are reflected as cash flows from operating activities and borrowings and repayments under the EIP Financing Facility are reflected as cash flows from financing activities in the Company’s consolidated statements of cash flows.

11.    Common Stock

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

The following table summarizes our shares outstanding for the three years ended December 31, 2025:

	Class A Common Stock	Class B Common Stock
BALANCE, December 31, 2022	152,651,396	1
Exercise of stock options	563,297	—
Restricted stock issuances, net of cancellations	10,609	—
Restricted stock unit vesting	358,290	—
Purchase of treasury stock	(8,358,134)	—
BALANCE, December 31, 2023	145,225,458	1
Exercise of stock options	373,278	—
Restricted stock issuances, net of cancellations	13,353	—
Restricted stock unit vesting	368,906	—
Purchase of treasury stock	(4,034,569)	—
BALANCE, December 31, 2024	141,946,426	1
Exercise of stock options	344,375	—
Restricted stock issuances, net of cancellations	11,539	—
Restricted stock unit vesting	771,135	—
Stock issuances pursuant to employee stock purchase plan (see Note 21)	98,631	—
Purchase of treasury stock	(16,540,557)	—
BALANCE, December 31, 2025	126,631,549	1

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
Share Repurchases

The following represents the Company's purchase of Charter Class A common stock and the effect on the consolidated statements of cash flows during the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025		2024		2023
	Shares	$	Shares	$	Shares	$
Share buybacks	16,067,725	$5,033	3,709,465	$1,157	7,879,962	$3,127
Income tax withholding	291,765	99	157,480	56	220,281	88
Exercise cost	181,067	—	167,624	—	257,891	—
	16,540,557	$5,132	4,034,569	$1,213	8,358,134	$3,215

Share buybacks above include shares of Charter Class A common stock purchased from Liberty Broadband Corporation (“Liberty Broadband”) as follows (see Note 19).

	Year Ended December 31,
	2025	2024	2023
Number of shares purchased	3,757,599	980,558	950,721
Amount of shares purchased	$1,200	$335	$394

As of December 31, 2025, Charter had remaining board authority to purchase an additional $212 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. The Company also withholds shares of its Class A common stock in payment of income tax withholding owed by employees upon vesting of equity awards as well as exercise costs owed by employees upon exercise of stock options.

At the end of each fiscal year, the Board of Directors of Charter approves the retirement of the then currently outstanding treasury stock and those shares were retired as of December 31, 2025 and 2024. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders’ equity. Upon retirement, these treasury shares are allocated between additional paid-in capital and accumulated deficit based on the cost of original issue included in additional paid-in capital.

12.    Noncontrolling Interests

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

As of December 31, 2025, A/N held 15.5 million Charter Holdings common units which are exchangeable at any time into either Charter Class A common stock on a one-for-one basis, or, at Charter’s option, cash, based on the then current market price of Charter Class A common stock. Net income of Charter Holdings attributable to A/N’s common noncontrolling interest for financial reporting purposes is based on the weighted average effective common ownership interest of approximately 11% for the year ended December 31, 2025 and 10% for both years ended December 31, 2024 and 2023 and was $778 million, $767 million and $702 million for the years ended December 31, 2025, 2024 and 2023, respectively. Charter Holdings is required to make quarterly cash tax distributions (with annual true-ups) on a pro rata basis to its partners based on the partner with the highest proportionate cash tax requirement.  Charter Holdings distributed $130 million, $155 million and $156 million to A/N as a pro rata tax distribution on its common units during the years ended December 31, 2025, 2024 and 2023, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
The following table represents Charter Holdings' purchase of Charter Holdings common units from A/N (see Note 19) and the effect on total shareholders' equity during the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Number of units purchased	996,296	589,319	1,079,322
Purchase of noncontrolling interest	$373	$189	$427
Carrying value of noncontrolling interest purchased	$(273)	$(138)	$(240)
Excess purchased recorded to additional paid-in-capital, net of tax	$(75)	$(38)	$(140)

Total shareholders' equity was also adjusted during the years ended December 31, 2025, 2024 and 2023 due to changes in Charter Holdings' ownership as follows.

	Year Ended December 31,
	2025	2024	2023
Increase (decrease) in noncontrolling interest	$(29)	$13	$(104)
Increase (decrease) in additional paid-in-capital, net of tax	$22	$(10)	$78

13.     Accounting for Derivative Instruments and Hedging Activities

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

The Company’s derivative instruments are not designated as hedges and are marked to fair value each period, with the impact recorded as a gain or loss on financial instruments in the consolidated statements of operations in other expenses, net. While these derivative instruments are not designated as hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk. The fair value of the Company's cross-currency derivatives, which are classified within Level 2 of the valuation hierarchy, was $406 million and $504 million and is included in other long-term liabilities on its consolidated balance sheets as of December 31, 2025 and 2024, respectively.

The effect of financial instruments are recorded in other expenses, net in the consolidated statements of operations and consisted of the following.

	Year Ended December 31,
	2025	2024	2023
Change in fair value of cross-currency derivative instruments	$96	$(64)	$130
Foreign currency remeasurement of Sterling Notes to U.S. dollars	(123)	30	(85)
Gain (loss) on financial instruments, net	$(27)	$(34)	$45

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
14.    Revenues

The Company’s revenues by product line are as follows:

	Year Ended December 31,
	2025	2024	2023
Internet	$23,765	$23,360	$23,032
Mobile service	3,762	3,083	2,243
Connectivity	27,527	26,443	25,275
Video	13,703	15,129	16,353
Voice	1,350	1,437	1,510
Residential revenue	42,580	43,009	43,138

Small business	4,346	4,376	4,355
Mid-market & large business	2,969	2,878	2,767
Commercial revenue	7,315	7,254	7,122

Advertising sales	1,468	1,780	1,551
Other	3,411	3,042	2,796
	$54,774	$55,085	$54,607

Residential Services

Residential customers are offered Internet, mobile, video and voice services primarily on a subscription basis. Mobile services are sold under unlimited data plans or by-the-gig data usage plans. The Company often provides multiple services to a customer. The transaction price for a bundle of services may be less than the sum of the standalone selling prices of each individual service. The Company allocates the bundle discount among the services to which the discount relates based on the relative standalone selling prices of those services. Generally, directly observable standalone selling prices are used for the revenue allocation. Customers are invoiced for subscription services in advance of the service period. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized ratably over the monthly service period as the subscription services are delivered. Residential customers may generally cancel their subscriptions at the end of their monthly service period without penalty. Each optional service purchased is generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided. Performance obligations relating to services provided by third-party content providers where the Company does not control the delivery of the services are presented net of costs paid because the Company is acting as an agent in such situations.

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

Fees imposed on the Company by various governmental authorities are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. Fees of $889 million, $941 million and $993 million for the years ended

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
December 31, 2025, 2024 and 2023, respectively, are reported in revenues on a gross basis with a corresponding operating expense because the Company is acting as a principal. Certain taxes, such as sales taxes imposed on the Company’s customers, collected and remitted to state and local authorities are recorded on a net basis because the Company is acting as an agent in such situations.

Commercial Services

Small business customers are offered Internet, mobile, video and voice services similar to those provided to residential customers. Small business customers may generally cancel their subscriptions at the end of their monthly service period without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized ratably over the monthly service period as the subscription services are delivered.

Services to mid-market & large business clients include more tailored communications products and managed service solutions to larger businesses, as well as high-capacity last-mile data connectivity services to mobile and wireline carriers on a wholesale basis. Services are primarily offered on a subscription basis with a contractually specified and non-cancelable service period, which is generally one to seven years with a weighted average term of approximately three years. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized ratably over the contract period as the subscription services are delivered. Mid-market & large business subscription services are billed as monthly recurring charges to customers and related installation services, if applicable, are billed upon completion of the customer installation. Installation services are not accounted for as distinct performance obligations, but rather a component of the connectivity services, and therefore upfront installation fees are deferred and recognized as revenue over the related contract period. Mid-market & large business sales commission costs are deferred and recognized using a portfolio approach over a weighted-average contract period.

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

Other balances that are not separately presented on the consolidated balance sheets that relate to the recognition of revenue and collection of the related cash, as well as the deferred costs associated with our contracts with customers consist of the following for the periods presented:

	December 31,
	2025	2024
Accounts receivable, net:
Equipment installment plan receivables, net	$1,276	$967
Other noncurrent assets:
Equipment installment plan receivables, less allowance for doubtful accounts of $117 million and $99 million, respectively	$1,114	$980
Contract acquisition and fulfillment costs	$765	$701
Accounts payables, accrued and other current liabilities:
Customer prepayments and upfront deferred installation fees	$422	$456

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of period	$204	$268	$219
Charged to expense	746	762	743
Uncollected balances written off, net of recoveries	(731)	(826)	(694)
Balance, end of period	$219	$204	$268

15.     Segment Reporting

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

As a single reportable segment entity, the Company’s segment performance measure is net income attributable to Charter shareholders. See Note 14 for a description of the Company's disaggregated revenues by product line. Significant segment expenses are presented in the Company’s consolidated statements of operations. Additional disaggregated significant segment expenses on a functional basis, that are not separately presented on the Company’s consolidated statements of operations, are presented below.

Operating Costs and Expenses

	Year Ended December 31,
	2025	2024	2023
Programming	$8,822	$9,653	$10,638
Other costs of revenue	6,704	6,351	5,587
Field and technology operations	5,165	5,183	5,236
Customer operations	3,115	3,162	3,239
Marketing and residential sales	3,782	3,590	3,469
Stock compensation expense (see Note 16)	673	651	692
Transition expenses	19	—	—
Other expense	4,459	4,577	4,544
	$32,739	$33,167	$33,405

Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand and pay-per-view programming. Other costs of revenue include costs directly related to providing Internet, mobile, video and voice services including mobile device costs, payments to franchise and regulatory authorities, payments for sports, local and news content produced by the Company and direct costs associated with selling advertising. Also included in other costs of revenue are content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games, which are recorded as games are exhibited over the contract period. Field and technology operations costs include indirect costs incurred to manage the Company's inside and outside cable network, including labor for the non-capitalizable portion of customer installations and service and repairs. Customer operations costs include call center labor costs for customer care, billing costs, bad debt expense, and collections. Marketing and residential sales costs represent the costs of marketing residential and business Internet, mobile, video and voice services and costs to sell to current and potential non-bulk residential customers,

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
including labor cost. Transition expenses represent incremental costs incurred to prepare for the integration of the Cox Transactions’ operations and to bring systems and processes into a uniform operating structure. Other expense includes corporate overhead costs, as well as certain indirect costs associated with Spectrum Business, Spectrum Reach, Spectrum Networks and Spectrum Community Solutions, including related sales expenses.

Other Operating (Income) Expenses, Net

	Year Ended December 31,
	2025	2024	2023
Special charges, net	$157	$139	$198
Merger and acquisition costs	129	—	—
(Gain) loss on disposal of assets, net	130	(12)	(251)
	$416	$127	$(53)

Special charges, net primarily includes severance costs and net amounts of litigation settlements. Merger and acquisition costs represents costs incurred primarily in connection with the Cox Transactions, such as advisory, legal and accounting fees, among others. (Gain) loss on disposal of assets, net includes a $90 million impairment on the sale of non-strategic assets during the year ended December 31, 2025 and a $262 million gain on sale of towers during the year ended December 31, 2023.

Other Expenses, Net

	Year Ended December 31,
	2025	2024	2023
Gain (loss) on extinguishment of debt (see Note 9)	$(28)	$1	$(3)
Gain (loss) on financial instruments, net (see Note 13)	(27)	(34)	45
Net periodic pension benefit (costs) (see Note 21)	4	(23)	(216)
Loss on equity investments, net (see Note 6)	(357)	(331)	(343)
	$(408)	$(387)	$(517)

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

Restricted stock, restricted stock units, stock options as well as equity awards with market conditions are measured at the grant date fair value and amortized to stock compensation expense over the requisite service period. The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model and the fair value of equity awards with market conditions is estimated on the date of grant using Monte Carlo simulations. The grant date weighted average assumptions used during the years ended December 31, 2025, 2024 and 2023 were: risk-free interest rate of 4.5%, 3.9% and 3.7%, respectively; expected lives of 4.6 years, 5.0 years and 4.8 years, respectively; and expected volatility of 36.5%, 33% and 31%, respectively. The Company’s volatility assumptions represent management’s best estimate and were based on a review of historical and implied volatility. Expected lives were estimated using historical exercise data.  The valuations assume no dividends are paid. The Company has elected an accounting policy to assume zero forfeitures for stock awards grants and account for forfeitures when they occur.

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
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)

As of December 31, 2025, total unrecognized compensation remaining to be recognized in future periods totaled $198 million for stock options, $1 million for restricted stock and $363 million for restricted stock units and the weighted average period over which they are expected to be recognized is 2 years for stock options, 4 months for restricted stock and 2 years for restricted stock units.

A summary of the activity for Charter’s stock options for the years ended December 31, 2025, 2024 and 2023, is as follows (shares in thousands, except per share data):

	Year Ended December 31,
	2025			2024			2023
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, beginning of period	13,374	$397.54		12,658	$398.51		9,180	$396.89
Granted	1,499	$347.79		1,381	$360.82		4,278	$384.50
Exercised	(344)	$250.65	$44	(373)	$256.94	$39	(563)	$228.69	$102
Canceled	(466)	$392.75		(292)	$446.11		(237)	$486.77
Outstanding, end of period	14,063	$395.99	$1	13,374	$397.54		12,658	$398.51

Weighted average remaining contractual life	5	years		6	years		5	years
Options exercisable, end of period	7,495	$417.10	$1	6,766	$378.31		6,051	$325.80
Options expected to vest, end of period	6,568	$371.91	$—
Weighted average fair value of options granted	$131.31			$129.30			$126.13

A summary of the activity for Charter’s restricted stock for the years ended December 31, 2025, 2024 and 2023, is as follows (shares in thousands, except per share data):

	Year Ended December 31,
	2025		2024		2023
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning of period	13	$268.55	11	$331.45	7	$494.72
Granted	12	$328.53	13	$268.55	11	$331.45
Vested	(13)	$268.55	(11)	$331.45	(7)	$494.72
Canceled	—	$—	—	$—	—	$—
Outstanding, end of period	12	$328.53	13	$268.55	11	$331.45

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
A summary of the activity for Charter’s restricted stock units for the years ended December 31, 2025, 2024 and 2023, is as follows (shares in thousands, except per share data):

	Year Ended December 31,
	2025		2024		2023
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning of period	2,951	$386.44	2,371	$432.11	1,266	$545.00
Granted	1,295	$339.55	1,123	$359.24	1,561	$359.07
Vested	(771)	$473.53	(369)	$595.28	(358)	$510.22
Canceled	(162)	$358.90	(174)	$390.31	(98)	$440.14
Outstanding, end of period	3,313	$349.17	2,951	$386.44	2,371	$432.11

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
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
Income Tax Expense

For the years ended December 31, 2025, 2024, and 2023, the Company recorded income tax expense as shown below. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

	Year Ended December 31,
	2025	2024	2023
Current expense:
Federal income taxes	$358	$1,379	$1,304
State income taxes	321	357	369
Current income tax expense	679	1,736	1,673

Deferred (benefit) expense:
Federal income taxes	943	(69)	(208)
State income taxes	70	(18)	128
Deferred income tax (benefit) expense	1,013	(87)	(80)
Income tax expense	$1,692	$1,649	$1,593

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate for the years ended December 31, 2025, 2024 and 2023 as follows:

	Year Ended December 31,
	2025		2024		2023
U.S. federal tax at statutory rate	$1,566	21.0%	$1,575	21.0%	$1,439	21.0%
State and local income taxes, net of federal income tax effect	201	2.7%	171	2.3%	372	5.4%
Net income attributable to noncontrolling interest	(164)	(2.2)%	(162)	(2.2)%	(141)	(2.1)%
Federal tax credits	(18)	(0.2)%	(45)	(0.6)%	(64)	(0.9)%
Nontaxable or nondeductible items	25	0.3%	29	0.4%	28	0.4%
Change in unrecognized tax benefits	93	1.2%	89	1.2%	41	0.6%
Other	(11)	(0.1)%	(8)	(0.1)%	(82)	(1.2)%
Income tax expense	$1,692	22.7%	$1,649	22.0%	$1,593	23.2%

The states that contribute to the majority (greater than 50%) of the tax effect include California, New York, Florida and New York City for 2025, New York, California, Florida, Texas, Wisconsin and South Carolina for 2024, and New York, California and New York City for 2023.

Cash Taxes Paid

The Company paid cash taxes for the years ended December 31, 2025, 2024 and 2023 as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for U.S federal income taxes, net	$739	$1,343	$1,211
Cash paid for state and local income taxes, net	154	219	213
	$893	$1,562	$1,424

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)

Deferred Tax Assets and Liabilities

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are presented below.

	December 31,
	2025	2024
Deferred tax assets:
Carryforwards	$397	$642
Accrued and other	902	535
Total gross deferred tax assets	1,299	1,177
Less: valuation allowance	(15)	(15)
Deferred tax assets	1,284	1,162

Deferred tax liabilities:
Investment in partnership	21,121	19,999
Accrued and other	4	8
Deferred tax liabilities	21,125	20,007
Net deferred tax liabilities	$19,841	$18,845

The deferred tax liabilities on the investment in partnership above includes approximately $67 million and $88 million net deferred tax liabilities relating to certain indirect subsidiaries that file separate state income tax returns at December 31, 2025 and 2024, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA contains numerous business tax provisions, including business extenders made permanent such as restoration of 100% bonus depreciation, IRC Section 174 expensing for US-based research, and the EBITDA-based business interest expense limitation under IRC Section 163(j). As a result of this legislation, Charter adjusted its current year tax deduction and remeasured its deferred taxes resulting in a current tax benefit offset by a deferred tax expense which resulted in a $547 million decrease to current income taxes payable and corresponding increase to deferred income tax liabilities.

Carryforwards

Charter has federal tax net operating loss carryforwards that expire in 2035 resulting from the operations of Charter Communications Holdings Company, LLC (“Charter Holdco”) and its subsidiaries and from loss carryforwards received as a result of the merger with Time Warner Cable Inc. (“TWC”). In addition, Charter has state tax net operating loss carryforwards that generally expire in the years 2026 through 2044. Charter's federal tax loss carryforwards are subject to Section 382 and other restrictions. Also included in carryforwards is Charter's Section 163(j) interest limitation, which is based on interest expense that was not deductible in prior years due to taxable income limitations. The limited interest has an indefinite carryforward period and is deductible as Charter generates taxable income sufficient to overcome the limitation.

Tax Receivable Agreement

Under the LLC Agreement, A/N has the right to exchange at any time some or all of its common units in Charter Holdings for Charter’s Class A common stock or cash, at Charter’s option. Pursuant to a Tax Receivable Agreement ("TRA") between Charter and A/N, Charter must pay to A/N 50% of the tax benefit when realized by Charter from the step-up in tax basis resulting from any future exchange or sale of the common units. Charter does not record a liability for an obligation for future exchanges since the tax benefit is dependent on uncertain future events that are outside of Charter’s control, such as the timing of a conversion or exchange. A future exchange or sale is not based on a fixed and determinable date and the exchange or sale is not certain to occur. If all of A/N's partnership units were to be exchanged or sold in the future, the undiscounted value of the obligation is currently estimated to be in the range of zero to $3.5 billion depending on measurement of the tax step-up in the future and Charter’s ability to realize the tax benefit in the periods following the exchange or sale. Factors impacting these

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
calculations include, but are not limited to, the fair value of the equity at the time of the exchange and the effective tax rates when the benefits are realized.

Uncertain Tax Positions

The net amount of the unrecognized tax benefits recorded as of December 31, 2025 that could impact the effective tax rate is $680 million. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision. A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of interest and penalties, is as follows:

BALANCE, December 31, 2023	$647
Activity on prior year tax positions	1
Additions on current year tax positions	131
Reductions on settlements with taxing authorities and expirations	(36)
BALANCE, December 31, 2024	743
Activity on prior year tax positions	(2)
Additions on current year tax positions	103
Reductions on settlements with taxing authorities and expirations	(9)
BALANCE, December 31, 2025	$835

Charter is currently under examination by the Internal Revenue Service ("IRS") for income tax purposes for 2016, 2019, 2020 and 2021. Charter's 2022, 2023 and 2024 tax years remain open for examination and assessment. Charter’s 2017 and 2018 tax years remain open solely for purposes of loss and credit carryforwards. Charter’s short period return dated May 17, 2016 (prior to the merger with TWC and acquisition of Bright House Networks, LLC) and prior years remain open solely for purposes of examination of Charter’s loss and credit carryforwards. The IRS is currently examining Charter Holdings’ income tax returns for 2016, 2019, 2020 and 2021. Charter Holdings’ 2022, 2023 and 2024 tax years remain open for examination and assessment, while 2017 and 2018 remain open solely for purposes of credit carryforwards. The IRS is currently examining TWC’s income tax returns for 2011, 2012 and 2015. The 2013 and 2014 years were settled. The Company does not anticipate that these examinations will have a material impact on its consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of our tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company's consolidated financial position or results of operations during the year ended December 31, 2025, nor does the Company anticipate a material impact in the future.

18.    Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to Charter shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the impact of potentially dilutive securities using the treasury stock and if-converted methods and is based on the weighted average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock, restricted stock units, equity awards with market conditions and Charter Holdings common units. Charter Holdings common units of 16 million, 17 million and 18 million for the years ended December 31, 2025, 2024 and 2023, respectively,

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
were not included in the computation of diluted earnings per share as their effect would have been antidilutive. The following is the computation of diluted earnings per common share for the years presented.

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income attributable to Charter shareholders	$4,987	$5,083	$4,557

Denominator:
Weighted average common shares outstanding, basic	135,155,309	143,061,337	149,208,188
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans	2,588,367	2,302,434	2,758,125
Weighted average common shares outstanding, diluted	137,743,676	145,363,771	151,966,313

Basic earnings per common share attributable to Charter shareholders	$36.90	$35.53	$30.54
Diluted earnings per common share attributable to Charter shareholders	$36.21	$34.97	$29.99

19.    Related Party Transactions

The following sets forth certain transactions in which the Company and a director, executive officer, or other related party of the Company are involved or, in the case of the management arrangements, subsidiaries that are debt issuers that pay certain of their parent companies for services.

Charter is a party to management arrangements with its subsidiary, Spectrum Management Holding Company, LLC ("Spectrum Management"), and certain of their subsidiaries. Under these agreements, Charter, Spectrum Management and Charter Holdco provide management services for the cable systems owned or operated by their subsidiaries. Costs associated with providing these services are charged directly to the Company’s operating subsidiaries. All other costs incurred on behalf of Charter’s operating subsidiaries are considered a part of the management fee. These costs are recorded as a component of operating costs and expenses, in the accompanying consolidated financial statements. The management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Spectrum Management, Charter Holdco and Charter on behalf of the Company’s operating subsidiaries in 2025, 2024 and 2023.

Liberty Broadband and A/N

Under the terms of the Second Amended and Restated Stockholders Agreement among Charter, Liberty Broadband and A/N, dated as of May 23, 2015 (the “Existing Stockholders Agreement”), as amended by Amendment No. 1 to the Second Amended and Restated Stockholders Agreement and the Letter Agreement, dated as of November 12, 2024 (the “Stockholders and Letter Agreement Amendment”), the number of Charter’s directors is fixed at 13. Two designees selected by A/N are members of the Board of Directors of Charter and three designees selected by Liberty Broadband are members of the Board of Directors of Charter. The remaining eight directors are not designated by either A/N or Liberty Broadband. Each of A/N and Liberty Broadband is entitled to nominate at least one director to each of the committees of the Board of Directors of Charter, subject to applicable stock exchange listing rules and certain specified voting or equity ownership thresholds for each of A/N and Liberty Broadband, and provided that the Nominating and Corporate Governance Committee and the Compensation and Benefit Committee each have at least a majority of directors that were not designated by either A/N or Liberty Broadband. Each of the Nominating and Corporate Governance Committee and the Compensation and Benefits Committee is currently comprised of three directors not designated by either A/N or Liberty Broadband and one designee of each of A/N and Liberty Broadband. A/N and Liberty Broadband also have certain other committee designation and governance rights. A description of the terms of the Stockholders and Letter Agreement Amendment is set forth below under “Stockholders and Letter Agreement Amendment.”

In December 2016, Charter and A/N entered into a letter agreement, as amended in December 2017 (the “Existing A/N Letter Agreement”) that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis. Pursuant to the TRA between Charter and A/N, Charter must pay to A/N 50% of the tax benefit when realized by Charter from the step-up in tax basis resulting from any future exchange or sale of the common units. See Note 17 for more information. In connection with the Cox Transactions, Charter, Charter Holdings and A/N entered into an amendment to the Existing A/N Repurchase Letter, dated as of May 16, 2025 (the “A/N Repurchase Letter Amendment”) which sets forth, among other things, the updated terms of A/N’s participation in Charter’s share repurchases going forward. A description of the terms of the A/N Repurchase Letter Amendment is set forth below under “A/N Repurchase Letter Amendment.”

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

Gregory Maffei, a former director of Charter and former President and CEO and director and holder of a 3.6% voting interest in Liberty Broadband, is Chairman of the board of directors of QVC Group, Inc. (formerly known as Qurate Retail, Inc.) (“QVC Group”). As reported in SEC filings of QVC Group and Mr. Maffei, Mr. Maffei has ownership of an approximate 18.2% voting interest in QVC Group. QVC Group wholly owns HSN, Inc. (“HSN”) and QVC, Inc. (“QVC”). The Company has programming relationships with HSN and QVC. For the years ended December 31, 2025, 2024 and 2023, the Company recorded revenue in aggregate of approximately $39 million, $48 million and $47 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company’s footprint.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)

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

As of December 31, 2025, Liberty Broadband’s principal assets consist of approximately 41.5 million shares of Charter Class A common stock. Pursuant to the Merger Agreement, Liberty Broadband agreed to spin off its subsidiary, GCI, LLC, which was comprised of one operating entity, GCI Holdings, LLC (“GCI”), Alaska’s largest communications provider, by way of a distribution to the stockholders of Liberty Broadband prior to the closing of the Liberty Broadband Combination (the “GCI Divestiture”). The GCI Divestiture was completed on July 14, 2025. The GCI Divestiture is expected to be taxable to Liberty Broadband and its stockholders, with Charter bearing the corporate level tax liability upon completion of the Liberty Broadband Combination. However, to the extent such corporate level tax liability exceeds $420 million, Charter will be entitled under a tax receivables agreement to the portion of the tax benefits realized by GCI corresponding to such excess. The companies currently expect the transaction to close contemporaneously with the closing of the Cox Transactions, pursuant to the terms of the Liberty Side Letter described below, unless otherwise agreed, subject to customary closing conditions.

Liberty Broadband Combination Voting Agreements

In connection with the transactions contemplated by the Merger Agreement, on November 12, 2024, Dr. Malone’s affiliated holders of shares of Liberty Broadband common stock and Liberty Broadband preferred stock (collectively, the “Malone Group) entered into a voting agreement with Charter and Liberty Broadband, pursuant to which, subject to certain conditions, the Malone Group committed to vote its shares of Liberty Broadband common stock and Liberty Broadband preferred stock representing approximately 48.5% of the total voting power of the issued and outstanding shares of Liberty Broadband common stock and Liberty Broadband preferred stock, in the aggregate, in favor of the adoption of the Merger Agreement and the approval of the transactions contemplated thereby.

In addition, on November 12, 2024, Mr. Maffei and certain related holders of shares of Liberty Broadband common stock and Liberty Broadband preferred stock (collectively, the “Maffei Group”) entered into a voting agreement with Charter and Liberty Broadband, pursuant to which, subject to certain conditions, the Maffei Group committed to vote its shares of Liberty Broadband common stock and Liberty Broadband preferred stock representing approximately 3.7% of the total voting power of the issued and outstanding shares of Liberty Broadband common stock and Liberty Broadband preferred stock, in the aggregate, in favor of the adoption of the Merger Agreement and the approval of the transactions contemplated thereby.

Stockholders and Letter Agreement Amendment

Simultaneously with the entry into the Merger Agreement, Charter, Liberty Broadband and A/N entered into the Stockholders and Letter Agreement Amendment to amend (i) the Existing Stockholders Agreement and (ii) the Existing LBB Letter Agreement. The Stockholders and Letter Agreement Amendment sets forth, among other things, the terms of Liberty Broadband’s participation in Charter’s share repurchases during the period between the execution of the Merger Agreement and the effective time of the Liberty Broadband Combination. Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed transaction, Charter will repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million and (ii) the Liberty Broadband minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permitted under applicable law, then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) the Liberty Broadband minimum liquidity threshold less the repurchase amount that is repurchased, with such loan on the terms set forth in the Stockholders and Letter Agreement Amendment. From and after the date Liberty Broadband’s exchangeable debentures are no longer outstanding, the amount of monthly repurchases will be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) the amount needed in the reasonable judgment of Charter to maintain unrestricted cash on the balance sheet of Liberty Broadband and its subsidiaries (other than GCI, GCI Spinco (as defined in the Merger Agreement) and their respective subsidiaries) of $50 million plus (y) the aggregate outstanding principal amount of the Liberty Broadband margin loan. The purchase price payable by Charter to

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
Liberty Broadband in connection with such monthly repurchases will equal (i) the average price paid by Charter for shares of Charter Class A common stock repurchased during the immediately preceding calendar month (excluding shares repurchased from A/N and certain other excluded repurchases) or (ii) if Charter has not engaged in any repurchases of shares of Charter Class A common stock during the immediately preceding calendar month (other than any repurchases from A/N and certain other excluded repurchases), a purchase price based on a Bloomberg volume-weighted average price methodology proposed by Charter and reasonably acceptable to Liberty Broadband. Liberty Broadband will apply the proceeds from any such repurchases or borrowings from Charter to repay certain of its outstanding indebtedness in accordance with the Stockholders and Letter Agreement Amendment. The Stockholders and Letter Agreement Amendment provides that Liberty Broadband will be exempt from the standstill restrictions and the ownership cap under the Existing Stockholders Agreement to the extent its ownership in Charter exceeds such ownership cap solely as a result of the repurchase provisions in the Stockholders and Letter Agreement Amendment.

Liberty Broadband Combination Other Agreements

Simultaneously with the entry into the Merger Agreement, certain additional related agreements were entered into by Charter and Liberty Broadband, including:

•An Assumption and Joinder Agreement to Tax Sharing Agreement, by and among Charter, Liberty Broadband, Grizzly Merger Sub 1, LLC (successor to GCI Liberty, Inc. (“GCI Liberty”)) (“Grizzly Merger Sub”) and Qurate, pursuant to which Charter agrees to assume, effective at the Effective Time, Liberty Broadband’s rights and obligations under the Tax Sharing Agreement, dated as of March 9, 2018, by and between Qurate and Grizzly Merger Sub (the “Tax Sharing Agreement”). The Tax Sharing Agreement allocates responsibilities among Qurate Retail, GCI Liberty and their respective groups for various tax obligations, including any taxes imposed if the split-off transaction effected by Qurate Retail of GCI Liberty is deemed taxable (the “GCI Liberty Split-off”). The Tax Sharing Agreement also sets forth the rights and responsibilities of the parties with respect to tax return preparation and tax contests.
•An Assumption and Joinder Agreement to Indemnification Agreement, by and among Charter, Liberty Broadband, Grizzly Merger Sub, LV Bridge, LLC, Qurate and Liberty Interactive LLC (“Liberty Interactive”), pursuant to which Charter agrees to assume, effective at the Effective Time, Liberty Broadband’s rights and obligations under the Indemnification Agreement, dated as of March 9, 2018, by and among Grizzly Merger Sub, Qurate, Liberty Interactive and LV Bridge, LLC (the “Indemnification Agreement”). Under the Indemnification Agreement, GCI Liberty agreed to indemnify Liberty Interactive LLC with respect to any of Liberty Interactive’s 1.75% exchangeable debentures due 2046 (the “Liberty Charter Exchangeable Debentures”) surrendered for exchange to Liberty Interactive on or before October 5, 2023 for the amount by which the exchange value exceeds (i) the sum of the adjusted principal amount of such Liberty Charter Exchangeable Debentures plus (ii) the amount of certain tax benefits attributable to such Liberty Charter Exchangeable Debentures so exchanged. The Indemnification Agreement also provides, among other things, that Qurate Retail and GCI Liberty will indemnify each other and their respective subsidiaries, current and former directors, officers and employees, and each of their heirs, executors, trustees, administrators, successors and assigns with respect to certain potential losses in respect of the GCI Liberty Split-off.

Cox Transactions Voting Agreements

In connection with the Cox Transactions, on May 16, 2025, Liberty entered into a voting agreement with Charter and Cox Enterprises, pursuant to which, subject to certain conditions, Liberty committed to vote its shares of Charter Class A common stock beneficially owned as of the applicable record date for the applicable stockholders meeting representing, as of May 16, 2025, approximately 28% of the total voting power of the issued and outstanding shares of Charter common stock in favor of the Certificate Amendment (as defined in the Transaction Agreement) and the Equity Issuance and against any action or proposal in favor of any Columbus Acquisition Proposal (as defined in the Transaction Agreement) at any meeting of the stockholders of Charter called to vote upon such matters.

In addition, on May 16, 2025, A/N entered into a voting agreement with Charter and Cox Enterprises, pursuant to which, subject to certain conditions, A/N committed to vote its shares of Charter Class A common stock and Class B common stock beneficially owned as of the applicable record date for the applicable stockholders meeting representing, as of May 16, 2025, approximately 12% of the total voting power of the issued and outstanding shares of Charter common stock in favor of the Certificate Amendment (as defined in the Transaction Agreement) and the Equity Issuance and against any action or proposal in

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
favor of any Charter acquisition proposal (as defined in the Transaction Agreement) at any meeting of the stockholders of Charter called to vote upon such matters.

Liberty Side Letter

In connection with the Cox Transactions, on May 16, 2025, Charter, Liberty, Fusion Merger Sub 1, LLC and Fusion Merger Sub 2, Inc. entered into a side letter (the “Liberty Side Letter”), pursuant to which, among other things, the parties agreed to accelerate the date of the closing of Liberty’s pending transaction with Charter (the “Liberty Closing”), as contemplated by the Merger Agreement, to occur on the earlier of (a) immediately prior to the closing of the Cox Transactions, (b) the later of (i) June 30, 2027 and (ii) the third business day after all conditions set forth in the Merger Agreement have been satisfied or waived (to the extent waivable), or at such other date and time as agreed to by the parties in writing or pursuant to Section 5.11(f) of the Merger Agreement and (c) solely if the Transaction Agreement is terminated in accordance with its terms (the “Cox Transaction Termination”), at Liberty’s election, the later of (i) the tenth business day after the Cox Transaction Termination and (ii) the third business day after all conditions set forth in the Liberty Merger Agreement have been satisfied or waived (to the extent waivable), or at such other date and time as agreed to by the parties in writing or pursuant to Section 5.11(f) of the Merger Agreement.

In addition, Liberty has agreed to cause each of its director designees serving on the Board of Directors of Charter to resign, with such resignation conditioned on the occurrence of, and effective as of immediately prior to, the effective time of the Liberty Closing.

A/N Repurchase Letter Amendment

On May 16, 2025, Charter, Charter Holdings and A/N entered into the A/N Repurchase Letter Amendment to amend the Existing A/N Repurchase Letter by and between Charter and A/N, which sets forth, among other things, the updated terms of A/N’s participation in Charter’s share repurchases going forward.

Under the A/N Repurchase Letter Amendment, A/N will sell to Charter or to Charter Holdings, generally on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N, Liberty or Cox Enterprises during such immediately preceding calendar month and excluding repurchases in privately negotiated transactions or deemed repurchases due to cashless exercise of or payment of withholding taxes with respect to director, officer or employee equity awards of Charter. The right to participate pro rata in repurchases on the terms and conditions set forth in the A/N Repurchase Letter Amendment is effective only from the earlier of the closing of the Cox Transactions and, in the event the Transaction Agreement is terminated in accordance with its terms, the date of such termination (such earlier date, the “Trigger Date”), and Charter has the right to terminate this arrangement (i) prior to the sixth anniversary of the Trigger Date, if an unforeseen circumstance arises that would cause the continued repurchases to result in any significant adverse impact to Charter as determined by Charter in good faith or (ii) at any time after such sixth anniversary. A/N has the right to terminate or suspend the repurchase arrangement at any time. Prior to the Trigger Date, the Existing A/N Repurchase Letter shall remain in full force and continue to govern A/N’s participation in Charter’s share repurchases, subject to certain amendments set forth in the A/N Repurchase Letter Agreement.

Equity Investments

The Company has agreements with certain equity investees (see Note 6) pursuant to which the Company has made or received payments for the receipt of goods or services. The Company recorded payments to equity investees totaling $154 million, $189 million and $180 million during the years ended December 31, 2025, 2024 and 2023, respectively.

20.    Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of December 31, 2025 for its contractual obligations which consists of guaranteed minimum commitments, including rights negotiated directly with content owners for distribution

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
on company-owned channels or networks, commitments related to our role as an advertising and distribution sales agent for third party-owned channels or networks, commitments to our customer premise equipment and device vendors, contractual obligations related to third-party network augmentation and guaranteed minimum commitments under the Company’s programming contracts.

2026	$4,503
2027	3,463
2028	2,762
2029	1,046
2030	1,072
Thereafter	4,276
$17,122

The following items are not included in the contractual obligation table due to various factors discussed below. However, the Company incurs these costs as part of its operations:

•The Company rents utility poles used in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2025, 2024 and 2023 was $273 million, $243 million and $230 million, respectively.
•The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. The Company also pays other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $526 million, $604 million and $664 million for the years ended December 31, 2025, 2024 and 2023 respectively.
•The Company has $364 million in letters of credit, of which $26 million are issued under the Charter Operating credit facility, primarily to its various casualty carriers as collateral for reimbursement of workers' compensation, auto liability and general liability claims, as well as $474 million of surety bonds.

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
December 31, 2025, 2024 AND 2023
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

In 2023, the Company announced plans to fully terminate the qualified pension plan and purchased a buy-in group annuity contract (“GAC”) from a highly rated insurer. In 2025, pension obligations were distributed through lump sum payments to eligible participants who elected such payments. In December 2025, the buy-in GAC was converted to a buy-out with the remaining settlement obligation of $1.3 billion transferred to the insurer. The settlement of the qualified pension plan resulted in excess plan assets of approximately $131 million which were used as a qualified retirement plan transfer to the Company’s defined contribution benefit plans. The remaining $17 million projected benefit obligation as of December 31, 2025 is related to the Company’s unfunded unqualified pension plan.

Changes in the projected benefit obligation, fair value of plan assets and funded status of the pension plans from January 1 through December 31 are presented below:

	2025	2024
Projected benefit obligation at beginning of year	$2,206	$2,426
Interest cost	95	108
Actuarial (gain) loss	38	(141)
GAC settlement transfer of obligations	(1,339)	—
Lump sum cash settlement	(924)	(127)
Benefits paid	(59)	(60)
Projected benefit obligation at end of year	$17	$2,206

Accumulated benefit obligation at end of year	$17	$2,206

Fair value of plan assets at beginning of year	$2,313	$2,553
Actual return on plan assets	137	(56)
Employer contributions	3	3
GAC settlement transfer of obligations	(1,339)	—
Lump sum cash settlement	(924)	(127)
Transfer to defined contribution plans	(131)	—
Benefits paid	(59)	(60)
Fair value of plan assets at end of year	$—	$2,313

Funded (unfunded) status	$(17)	$107

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
The components of net periodic benefit (cost) for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Interest cost	$(95)	$(108)	$(117)
Expected return on plan assets	96	113	124
Remeasurement gain (loss)	3	(28)	(223)
Net periodic pension benefit (costs)	$4	$(23)	$(216)

The remeasurement gain recorded during the year ended December 31, 2025 was primarily driven by an actuarial gain from greater than expected lump sum take rate net of estimated plan termination costs. The remeasurement loss recorded during the year ended December 31, 2024 was primarily driven by losses to record pension assets to fair value. The remeasurement loss recorded during the year ended December 31, 2023 primarily reflects the measurement of the projected benefit obligations under a plan termination basis.

The discount rate used to determine benefit obligations as of December 31, 2024 was 5.08%. The Company utilized the 417(e) Applicable Mortality Table for lump sums for the portion of the benefit obligation not covered by the GAC as of December 31, 2024.

Weighted average assumptions used to determine net periodic benefit costs consisted of the following:

	Year ended December 31,
	2025	2024	2023
Expected long-term rate of return on plan assets	5.00%	5.00%	5.00%
Discount rate	5.08%	4.65%	5.46%

In developing the expected long-term rate of return on plan assets, the Company considered the pension portfolio’s composition, past average rate of earnings and the Company’s future asset allocation targets. The Company determined the discount rates used to determine benefit obligations and net periodic pension benefit (costs) based on the yield of a large population of high-quality corporate bonds with cash flows sufficient in timing and amount to settle projected future defined benefit payments.

Pension Plan Assets

The assets of the qualified pension plan were held in a master trust in which the qualified pension plan was the only participating plan (the “Master Trust”). The following tables set forth the investment assets of the qualified pension plan by level within the fair value hierarchy as of December 31, 2024. In December 2025, following the settlement of the qualified

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
pension plan benefit obligation, the excess plan assets were used as a qualified retirement plan transfer to the Company’s defined contribution benefit plans.

	December 31, 2024
	Fair Value	Level 2	Level 3
Collective trust funds(a)	$806	$806	$—
Group annuity contract(b)	1,363	—	1,363
Total investment assets	2,169	$806	$1,363
Accrued investment income and other receivables	2
Investments measured at net asset value(c)	142
Fair value of plan assets	$2,313

(a)Collective trust funds consist of short-term investment strategies comprised of instruments issued or fully guaranteed by the U.S. government and/or its agencies, which are valued using the net assets provided by the administrator of the fund. The value of each fund is based on the readily determinable fair value of the underlying assets owned by the fund, less liabilities, and then divided by the number of units outstanding.
(b)In June 2023, the Company purchased a buy-in GAC which was initially recorded at the $1.4 billion purchase price and subsequently adjusted to fair value using changes to market conditions impacting the cash flow assumptions that were priced into the original contract. In December 2025, the buy-in GAC was converted to a buy-out with the remaining settlement obligation transferred to the insurer.
(c)As a practical expedient, certain investment classes which hold securities that are not readily available for redemption and are measured at fair value using the net asset value ("NAV") per share (or its equivalent) have not been classified in the fair value hierarchy. The primary investment classes include alternative and real estate funds. Certain investments report NAV per share on a month or quarter lag. There are no material unfunded commitments with respect to these investment classes.

The following table represents a rollforward of the GAC, which consist of Level 3 assets, as of December 31, 2025:

	Year Ended December 31,
	2025	2024
Balance, beginning of period	$1,363	$1,464
GAC buy-out	(1,339)	—
Unrealized loss	(24)	(101)
Balance, end of period	$—	$1,363
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

For employees who are not eligible to participate in the Company’s long-term incentive plan and who are not covered by a collective bargaining agreement, the Company offers a contribution to the Retirement Accumulation Plan ("RAP"), equal to 3% of eligible pay. The Company made contributions to the 401(k) plan and RAP totaling $546 million, $574 million and $566 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (“ESPP”) allows employees who are not eligible to participate in the Company’s long-term incentive plan to contribute up to 15% of their eligible earnings or $2,500, whichever is lower, toward

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
the semi-annual purchase of shares of Charter Class A common stock. Participants also receive a matching grant of restricted stock units on the date of purchase, the size of which is determined based on the employee’s tenure. Shares of Charter Class A common stock purchased under the ESPP must be held for three years following the date of purchase in order for the matching restricted stock unit grant to cliff vest three years from the date of grant, subject to the participant remaining employed through that date. The ESPP allows for the issuance of 1.5 million shares of Charter Class A common stock. The number of shares issued under the ESPP was 168,269 during the year ended December 31, 2025.

22.    Recently Issued Accounting Standards

Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”)

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, that addresses requests for improved income tax disclosures from investors, lenders, creditors, and other allocators of capital that use the financial statements to make capital allocation decisions. The standard requires enhanced disclosures primarily related to existing rate reconciliation and income taxes paid information to help investors better assess how a company’s operations and related tax risks and tax planning and operational opportunities affect the company’s tax rate and prospects for future cash flows. ASU 2023-09 improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 (year ending December 31, 2025 for the Company). The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a retrospective basis (see Note 17).

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

ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (“Subtopic 350-40”): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”)

In September 2025, the FASB issued ASU 2025-06, which amends certain aspects of the accounting for and disclosure of software costs under Subtopic 350-40. The amendments improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. ASU 2025-06 is effective for annual periods beginning after December 15, 2027 (year ending December 31, 2028 for the Company). The Company is currently evaluating the impact the adoption of ASU 2025-06 will have on its consolidated financial statements.

ASU No. 2025-10, Accounting for Government Grants Received by Business Entities (“ASU 2025-10”)

In December 2025, the FASB issued ASU 2025-10, to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. ASU 2025-10 is effective for annual periods beginning after December 15, 2028 (year ending December 31, 2029 for the Company). The Company is currently evaluating the impact the adoption of ASU 2025-10 will have on its consolidated financial statements.

23. Parent Company Only Financial Statements

As the result of limitations on, and prohibitions of, distributions, substantially all of the net assets of the consolidated subsidiaries are restricted from distribution to Charter, the parent company. The following condensed parent-only financial statements of Charter account for the investment in Charter Holdco under the equity method of accounting. Comprehensive

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)
income equaled net income for the years ended December 31, 2025, 2024 and 2023. The financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto.

Charter Communications, Inc. (Parent Company Only)
Condensed Balance Sheets

	December 31,
	2025	2024
ASSETS
Receivables from related party	$30	$10
Prepaid expenses and other current assets	160	19
Investment in subsidiaries	36,614	35,494
Other noncurrent assets	39	21
Total assets	$36,843	$35,544

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities	$53	$397
Deferred income taxes	19,771	18,749
Loans payable - related party	49	50
Other long-term liabilities	916	761
Shareholder's equity	16,054	15,587
Total liabilities and shareholder's equity	$36,843	$35,544

Charter Communications, Inc. (Parent Company Only)
Condensed Statements of Operations

	Year Ended December 31,
	2025	2024	2023
REVENUES	$3	$3	$1

COSTS AND EXPENSES:
Operating costs and expenses	3	3	1
Other operating income, net	—	—	(60)
	3	3	(59)
Income from operations	—	—	60

OTHER INCOME (EXPENSES):
Interest expense, net	(4)	(4)	(4)
Equity in income of subsidiaries	6,644	6,640	6,021
	6,640	6,636	6,017

Income before income taxes	6,640	6,636	6,077
Income tax expense	(1,653)	(1,553)	(1,520)
Net income	$4,987	$5,083	$4,557

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 AND 2023
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc. (Parent Company Only)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(1,027)	$(1,389)	$(1,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
Contribution to subsidiaries	(718)	(425)	(152)
Distributions from subsidiaries	6,892	2,960	4,711
Other, net	(45)	—	—
Net cash flows from investing activities	6,129	2,535	4,559

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	20	32	22
Purchase of treasury stock	(5,132)	(1,213)	(3,215)
Net cash flows from related party loans	(2)	35	(2)
Other, net	12	—	—
Net cash flows from financing activities	(5,102)	(1,146)	(3,195)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—
CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—