Form 10-Q
period 2026-03-31
CHARTER COMMUNICATIONS, INC. /MO/
filed 2026-04-24
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Number of shares of Class A common stock outstanding as of March 31, 2026: 122,984,536

Number of shares of Class B common stock outstanding as of March 31, 2026: 1

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2026

This quarterly report on Form 10-Q is for the three months ended March 31, 2026. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “Charter,” “we,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries.

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
•the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite ("DBS") operators, wireless and satellite broadband and telephone providers, digital subscriber line (“DSL”) providers, fiber to the home providers and providers of video content over broadband Internet connections;
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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$517	$477
Accounts receivable, less allowance for doubtful accounts of $219 and $219, respectively	3,510	3,680
Prepaid expenses and other current assets	933	987
Total current assets	4,960	5,144

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $41,611 and $41,514, respectively	47,198	46,444
Customer relationships, net of accumulated amortization of $17,991 and $17,875, respectively	324	440
Franchises	67,471	67,471
Goodwill	29,710	29,710
Total investment in cable properties, net	144,703	144,065

OTHER NONCURRENT ASSETS	4,981	5,004

Total assets	$154,644	$154,213
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued and other current liabilities	$12,375	$12,556
Current portion of long-term debt	—	750
Total current liabilities	12,375	13,306

LONG-TERM DEBT	94,414	94,006
EQUIPMENT INSTALLMENT PLAN FINANCING FACILITY	1,596	1,447
DEFERRED INCOME TAXES	20,049	19,841
OTHER LONG-TERM LIABILITIES	5,140	5,094

SHAREHOLDERS’ EQUITY:
Class A common stock; $0.001 par value; 900 million shares authorized;
127,666,355 and 126,631,549 shares issued, respectively	—	—
Class B common stock; $0.001 par value; 1,000 shares authorized;
1 share issued and outstanding	—	—
Preferred stock; $0.001 par value; 250 million shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	21,635	21,447
Accumulated deficit	(4,230)	(5,393)
Treasury stock at cost; 4,681,819 and no shares, respectively	(1,020)	—
Total Charter shareholders’ equity	16,385	16,054
Noncontrolling interests	4,685	4,465
Total shareholders’ equity	21,070	20,519

Total liabilities and shareholders’ equity	$154,644	$154,213

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)
Unaudited

	Three Months Ended March 31,
	2026	2025
REVENUES	$13,597	$13,735

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	8,163	8,194
Depreciation and amortization	2,211	2,181
Other operating expenses, net	15	123
	10,389	10,498
Income from operations	3,208	3,237

OTHER INCOME (EXPENSES):
Interest expense, net	(1,256)	(1,241)
Other expenses, net	(124)	(142)
	(1,380)	(1,383)

Income before income taxes	1,828	1,854
Income tax expense	(465)	(445)
Consolidated net income	1,363	1,409
Less: Net income attributable to noncontrolling interests	(200)	(192)
Net income attributable to Charter shareholders	$1,163	$1,217

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$9.27	$8.59
Diluted	$9.17	$8.42

Weighted average common shares outstanding, basic	125,488,486	141,591,396
Weighted average common shares outstanding, diluted	126,849,271	144,574,684

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in millions)
Unaudited

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Charter Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity
BALANCE, December 31, 2025	$—	$—	$21,447	$(5,393)	$—	$16,054	$4,465	$20,519
Consolidated net income	—	—	—	1,163	—	1,163	200	1,363
Stock compensation expense	—	—	203	—	—	203	—	203
Exercise of stock options	—	—	2	—	—	2	—	2
Purchases of treasury stock, including excise tax	—	—	—	—	(1,020)	(1,020)	—	(1,020)
Change in noncontrolling interest ownership, net of tax	—	—	(17)	—	—	(17)	22	5
Distributions to noncontrolling interest	—	—	—	—	—	—	(2)	(2)
BALANCE, March 31, 2026	$—	$—	$21,635	$(4,230)	$(1,020)	$16,385	$4,685	$21,070

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Charter Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity
BALANCE, December 31, 2024	$—	$—	$23,337	$(7,750)	$—	$15,587	$4,120	$19,707
Consolidated net income	—	—	—	1,217	—	1,217	192	1,409
Stock compensation expense	—	—	222	—	—	222	—	222
Exercise of stock options	—	—	17	—	—	17	—	17
Purchases of treasury stock, including excise tax	—	—	—	—	(806)	(806)	—	(806)
Purchase of noncontrolling interest, net of tax	—	—	(5)	—	—	(5)	(14)	(19)
Change in noncontrolling interest ownership, net of tax	—	—	15	—	—	15	(20)	(5)
Distributions to noncontrolling interest	—	—	—	—	—	—	(3)	(3)
BALANCE, March 31, 2025	$—	$—	$23,586	$(6,533)	$(806)	$16,247	$4,275	$20,522

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1,363	$1,409
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	2,211	2,181
Stock compensation expense	203	222
Noncash interest, net	6	8
Deferred income taxes	214	(27)
Other, net	126	233
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	5	(48)
Prepaid expenses and other assets	7	(235)
Accounts payable, accrued liabilities and other	169	493
Net cash flows from operating activities	4,304	4,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,855)	(2,399)
Change in accrued expenses related to capital expenditures	(77)	(273)
Other, net	(42)	(132)
Net cash flows from investing activities	(2,974)	(2,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	7,216	1,393
Borrowings of equipment installment plan financing facility	148	121
Repayments of long-term debt	(7,499)	(1,609)
Payments for debt issuance costs	(30)	—
Purchase of treasury stock	(1,026)	(802)
Proceeds from exercise of stock options	2	17
Purchase of noncontrolling interest	—	(20)
Distributions to noncontrolling interest	(2)	(3)
Other, net	(115)	(169)
Net cash flows from financing activities	(1,306)	(1,072)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	24	360
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	598	506
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$622	$866

CASH PAID FOR INTEREST	$1,067	$995

As of March 31, 2026, December 31, 2025, March 31, 2025 and December 31, 2024, cash, cash equivalents and restricted cash includes $105 million, $121 million, $70 million and $47 million of restricted cash included in prepaid expenses and other current assets in the consolidated balance sheets, respectively.
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

Comprehensive income equaled net income attributable to Charter shareholders for the three months ended March 31, 2026 and 2025.

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

•in consideration of the Contribution, Charter Holdings will (i) pay to Cox Enterprises $650 million in cash and (ii) issue to Cox Enterprises convertible preferred units of Charter Holdings with an aggregate liquidation preference of $6.0 billion, which will pay a 6.875% dividend per annum, and approximately 33.6 million Charter Holdings common units. The

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Holdings convertible preferred units will be convertible into Charter Holdings common units, with an initial conversion price of $477.41, subject to certain adjustments. The Charter Holdings common units will be exchangeable by the holder, in certain circumstances, for cash or, at the election of Charter, Charter Class A common stock on a one-for-one basis, subject to certain adjustments; and

•in consideration of the $1.00 payment from Cox Enterprises to Charter, Charter will issue to Cox Enterprises one share of the newly created Charter Class C common stock. The Charter Class C common stock will be equivalent, economically, to the outstanding Charter Class A common stock and the Charter Class B common stock but will have a number of votes per share that reflect the voting power of the Charter Holdings common units and the Charter Holdings convertible preferred units held by Cox Enterprises on an as-converted, as-exchanged basis.

The combined entity will assume Cox Communications’ approximately $12.4 billion in outstanding net debt and finance leases.

3.    Accounts Payable, Accrued and Other Current Liabilities

Accounts payable, accrued and other current liabilities consist of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Accounts payable – trade	$1,049	$1,034
Deferred revenue	456	422
Accrued and other current liabilities:
Programming costs	1,608	1,575
Labor	1,126	1,365
Capital expenditures	3,239	3,296
Interest	1,448	1,259
Taxes and regulatory fees	477	521
Short-term borrowings	812	918
Other	2,160	2,166
	$12,375	$12,556

Under a supply chain finance program, the Company has agreements with third parties that allow its participating vendors to finance payment obligations from the Company with designated third-party financial institutions who act as its paying agent. As a result, the Company has generally extended its payment terms with vendors. A participating vendor may request a participating financial institution to finance one or more of the Company's payment obligations to such vendor prior to the scheduled due date thereof at a discounted price. The Company is not required to provide collateral to the financial institutions. The Company's obligations to participating vendors, including amounts due and scheduled payment dates, are not impacted by the vendors’ decisions to finance amounts due under these financing arrangements. The Company's outstanding payment obligations to participating vendors were $672 million and $735 million as of March 31, 2026 and December 31, 2025, respectively, and are included in accounts payable - trade and accrued capital expenditures above. Cash outflows to the financial institutions are classified as cash flows from operating and investing activities.

Under a deferred payment program, the Company has agreements with third parties to pay certain invoices when due, and the Company pays the third parties at a later date, the invoice amount plus interest. The Company's outstanding payment obligation to participating vendors under the deferred payment plan was $812 million and $918 million as of March 31, 2026 and December 31, 2025, respectively, and is included in short-term borrowings. Cash outflows to the financial institutions are classified as cash flows from financing activities.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

4.    Total Debt
A summary of our debt as of March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026			December 31, 2025
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior unsecured notes	$27,250	$27,174	$25,527	$27,250	$27,197	$25,634
Senior secured notes and debentures(a)	55,387	55,620	47,245	55,418	55,658	48,030
Credit facilities(b)	11,665	11,620	11,471	11,949	11,901	11,803
	$94,302	$94,414	$84,243	$94,617	$94,756	$85,467

(a)Includes the Company's £625 million fixed-rate British pound sterling denominated notes (the “Sterling Notes”) (remeasured at $827 million and $842 million as of March 31, 2026 and December 31, 2025, respectively, using the exchange rate at the respective dates) and the Company's £650 million aggregate principal amount of Sterling Notes (remeasured at $860 million and $876 million as of March 31, 2026 and December 31, 2025, respectively, using the exchange rate at the respective dates).
(b)The Company has availability under the Charter Operating credit facilities of approximately $4.6 billion as of March 31, 2026.

The estimated fair value of the Company’s senior unsecured and secured notes and debentures as of March 31, 2026 and December 31, 2025 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

In February 2026, CCO Holdings and CCO Holdings Capital Corp. redeemed $750 million in aggregate principal amount of the outstanding 5.500% senior notes due 2026 and $2.25 billion in aggregate principal amount of the outstanding 5.125% senior notes due 2027. The transactions resulted in a loss on extinguishment of debt of approximately $4 million during the three months ended March 31, 2026 recorded in other expenses, net in the consolidated statement of operations.

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

The revolving credit facility under the EIP Financing Facility bears interest on the outstanding borrowings based on lenders’ cost of funds plus an applicable margin and was 4.85% and 5.14% as of March 31, 2026 and December 31, 2025, respectively. The EIP Financing Facility has a final maturity date of November 3, 2029, comprised of a twelve-month revolving loan period subject to renewal, and if not renewed, cash flows on EIP Receivables are applied to amortize the loan which may occur over a period of up to three years. SPV Borrower may borrow up to $2.0 billion under the EIP Financing Facility. As of March 31, 2026 and December 31, 2025, the carrying value of the EIP Financing Facility was $1.6 billion and $1.4 billion, respectively, and is included in the Company’s consolidated balance sheets.

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

The EIP Financing Facility is accounted for on a consolidated basis as a secured borrowing. As of March 31, 2026 and December 31, 2025, pledged EIP Receivables with an unpaid principal balance of $2.2 billion included in accounts receivable,

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

net and other noncurrent assets, and restricted cash of $105 million and $121 million, respectively, included in prepaid expenses and other current assets, are held by the SPV Borrower and reflected in the Company’s consolidated balance sheets. Receipts from mobile customers related to the underlying EIP Receivables are reflected as cash flows from operating activities and borrowings and repayments under the EIP Financing Facility are reflected as cash flows from financing activities in the Company’s consolidated statements of cash flows.

6.    Common Stock

The following represents the Company's purchase of Charter Class A common stock and the effect on the consolidated statements of cash flows during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026		2025
	Shares	$	Shares	$
Share buybacks	4,288,095	$963	2,005,395	$731
Income tax withholding	328,912	63	202,074	71
Exercise cost	64,812	—	69,166	—
	4,681,819	$1,026	2,276,635	$802

Share buybacks above include shares of Charter Class A common stock purchased from Liberty Broadband Corporation (“Liberty Broadband”) as follows.

	Three Months Ended March 31,
	2026	2025
Number of shares purchased	870,753	825,420
Amount of shares purchased	$190	$300

As of March 31, 2026, Charter had remaining board authority to purchase an additional $179 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. The Company also withholds shares of its Class A common stock in payment of income tax withholding owed by employees upon vesting of equity awards as well as exercise costs owed by employees upon exercise of stock options.

In 2025, Charter’s board of directors approved the retirement of the then currently held treasury stock and those shares were retired as of December 31, 2025. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders’ equity.

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

Net income of Charter Holdings attributable to A/N’s common noncontrolling interest for financial reporting purposes is based on the weighted average effective common ownership interest of approximately 11%, and was $199 million and $191 million for the three months ended March 31, 2026 and 2025, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The following table represents Charter Holdings' purchase of Charter Holdings common units from A/N and the effect on total shareholders' equity during the three months ended March 31, 2025. Charter Holdings' did not purchase any Charter Holdings common units from A/N during the three months ended March 31, 2026.

Three Months Ended March 31, 2025
Number of units purchased	51,673
Purchase of noncontrolling interest	$20
Carrying value of noncontrolling interest purchased	$(14)
Excess purchased recorded to additional paid-in-capital, net of tax	$(5)

Total shareholders' equity was also adjusted during the three months ended March 31, 2026 and 2025 due to the changes in Charter Holdings' ownership as follows.

	Three Months Ended March 31,
	2026	2025
Change in noncontrolling interest	$22	$(20)
Change in additional paid-in-capital, net of tax	$(17)	$15

8.     Accounting for Derivative Instruments and Hedging Activities

Cross-currency derivative instruments are used to manage foreign exchange risk on the Sterling Notes by effectively converting £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The fair value of the Company's cross-currency derivatives, which are classified within Level 2 of the valuation hierarchy, was $483 million and $406 million and is included in other long-term liabilities on its consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.

The effect of financial instruments are recorded in other expenses, net in the consolidated statements of operations and consisted of the following.

	Three Months Ended March 31,
	2026	2025
Change in fair value of cross-currency derivative instruments	$(76)	$(13)
Foreign currency remeasurement of Sterling Notes to U.S. dollars	31	(52)
Loss on financial instruments, net	$(45)	$(65)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

9.    Revenues

The Company’s revenues by product line are as follows:

	Three Months Ended March 31,
	2026	2025
Internet	$5,852	$5,930
Mobile service	1,052	914
Connectivity	6,904	6,844
Video	3,252	3,580
Voice	338	356
Residential revenue	10,494	10,780

Small business	1,090	1,088
Mid-market & large business	749	734
Commercial revenue	1,839	1,822

Advertising sales	358	340
Other	906	793
	$13,597	$13,735

As of each March 31, 2026 and December 31, 2025, accounts receivable, net on the consolidated balance sheets includes approximately $1.3 billion of current equipment installment plan receivables and other noncurrent assets includes approximately $1.1 billion of noncurrent equipment installment plan receivables.

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

As a single reportable segment entity, the Company’s segment performance measure is net income attributable to Charter shareholders. See Note 9 for a description of the Company's disaggregated revenues by product line. Significant segment expenses are presented in the Company’s consolidated statements of operations. Additional disaggregated significant segment

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

expenses on a functional basis, that are not separately presented on the Company’s consolidated statements of operations, are presented below.

Operating Costs and Expenses

	Three Months Ended March 31,
	2026	2025
Programming	$2,088	$2,302
Other costs of revenue	1,765	1,584
Field and technology operations	1,258	1,282
Customer operations	766	772
Marketing and residential sales	919	949
Stock compensation expense (see Note 11)	203	222
Transition expenses	24	—
Other expense	1,140	1,083
	$8,163	$8,194

Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand and pay-per-view programming. Other costs of revenue include costs directly related to providing Internet, mobile, video and voice services including mobile device costs, payments to franchise and regulatory authorities, payments for sports, local and news content produced by the Company and direct costs associated with selling advertising. Also included in other costs of revenue are content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games, which are recorded as games are exhibited over the contract period. Field and technology operations costs include indirect costs incurred to manage the Company's inside and outside cable network, including labor for the non-capitalizable portion of customer installations and service and repairs. Customer operations costs include call center labor costs for customer care, billing costs, bad debt expense, and collections. Marketing and residential sales costs represent the costs of marketing residential and business Internet, mobile, video and voice services and costs to sell to current and potential non-bulk residential customers, including labor cost. Transition expenses represent incremental costs incurred to prepare for the integration of the Cox Transactions’ operations and to bring systems and processes into a uniform operating structure. See Note 2. Other expense includes corporate overhead costs, as well as certain indirect costs associated with Spectrum Business, Spectrum Reach, Spectrum Networks and Spectrum Community Solutions, including related sales expenses.

Other Operating Expenses, Net

	Three Months Ended March 31,
	2026	2025
Special charges, net	$(2)	$32
Merger and acquisition costs	15	—
Loss on disposal of assets, net	2	91
	$15	$123

Special charges, net primarily includes severance costs and net amounts of litigation settlements. Merger and acquisition costs represents costs incurred primarily in connection with the Cox Transactions, such as advisory, legal and accounting fees, among others. Loss on disposal of assets, net includes a $90 million impairment on the sale of non-strategic assets during the three months ended March 31, 2025.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Other Expenses, Net

Other expenses, net consist of the following for the periods presented:

	Three Months Ended March 31,
	2026	2025
Loss on equity investments, net	$(75)	$(77)
Loss on financial instruments, net (see Note 8)	(45)	(65)
Loss on extinguishment of debt (see Note 4)	(4)	—
	$(124)	$(142)

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended March 31,
	2026	2025
Stock options	2,379,000	1,407,700
Restricted stock	300	—
Restricted stock units	2,040,600	1,155,200

Stock options and restricted stock units generally cliff vest three years from the date of grant. Certain stock options and restricted stock units vest based on achievement of stock price hurdles. Stock options generally expire ten years from the grant date and restricted stock units have no voting rights. Restricted stock generally vests one year from the date of grant.

As of March 31, 2026, total unrecognized compensation remaining to be recognized in future periods totaled $298 million for stock options, $628 million for restricted stock units and $0.3 million for restricted stock and the weighted average period over which they are expected to be recognized is two years for stock options and restricted stock units and three months for restricted stock.

12.    Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to Charter shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the impact of potentially dilutive securities using the treasury stock and if-converted methods and is based on the weighted average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock units, restricted stock, equity awards with market conditions and Charter Holdings common units. Charter Holdings common units of 16 million for the three months ended March 31, 2026 and 2025 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The following is the computation of diluted earnings per common share for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to Charter shareholders	$1,163	$1,217

Denominator:
Weighted average common shares outstanding, basic	125,488,486	141,591,396
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans	1,360,785	2,983,288
Weighted average common shares outstanding, diluted	126,849,271	144,574,684

Basic earnings per common share attributable to Charter shareholders	$9.27	$8.59
Diluted earnings per common share attributable to Charter shareholders	$9.17	$8.42

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter”) is a leading broadband connectivity company with services available to nearly 59 million homes and small to large businesses across 41 states through our Spectrum brand. Founded in 1993, we have evolved from providing cable TV to streaming, and from high-speed Internet to a converged broadband, WiFi and mobile experience. Over the Spectrum Fiber Broadband Network and supported by our 100% U.S.-based employees, we offer Seamless Connectivity and Entertainment with Spectrum Internet, Mobile, TV and Voice products.

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

•in consideration of the Contribution, Charter Holdings will (i) pay to Cox Enterprises $650 million in cash and (ii) issue to Cox Enterprises convertible preferred units of Charter Holdings with an aggregate liquidation preference of $6.0 billion, which will pay a 6.875% dividend per annum, and approximately 33.6 million Charter Holdings common units. The Charter Holdings convertible preferred units will be convertible into Charter Holdings common units, with an initial conversion price of $477.41, subject to certain adjustments. The Charter Holdings common units will be exchangeable by the holder, in certain circumstances, for cash or, at the election of Charter, Charter Class A common stock on a one-for-one basis, subject to certain adjustments; and

•in consideration of the $1.00 payment from Cox Enterprises to Charter, Charter will issue to Cox Enterprises one share of the newly created Charter Class C common stock. The Charter Class C common stock will be equivalent, economically, to the outstanding Charter Class A common stock and the Charter Class B common stock but will have a number of votes per share that reflect the voting power of the Charter Holdings common units and the Charter Holdings convertible preferred units held by Cox Enterprises on an as-converted, as-exchanged basis.

The combined entity will assume Cox Communications’ approximately $12.4 billion in outstanding net debt and finance leases.

Overview

The competitive environment continued to challenge Internet customer growth in the first quarter of 2026 with a loss of 120,000 Internet customers. Mobile lines grew by 368,000 while video and voice customer losses improved versus the prior year period as customers find value in bundling our seamless connectivity and entertainment products. Our core strategy is to deliver great products, at a great value, while continuously improving service. We remain focused on improving customer results through the power of our advanced fiber-powered network and cutting-edge connectivity products and services, and our simplified pricing and packaging strategy that better utilizes our seamless connectivity and entertainment products to offer lower promotional and persistent bundled pricing to drive growth. Our Internet and mobile product bundles provide a differentiated connectivity experience by bringing together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile

to offer consumers fast, reliable and secure online connections on their favorite devices at home and on the go in high-value packages. We have completed deals with major programmers to deliver better flexibility and greater value to our customers by including seamless entertainment applications with certain of our Spectrum TV packages at no additional cost. We offer the sale of these seamless entertainment applications to customers on an à la carte basis, and through our digital storefront, the Spectrum App Store, customers can easily activate, upgrade, buy and manage their streaming applications in one place. We also continue to develop other elements of our video product and are deploying Xumo stream boxes to new video customers.

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

We currently offer Spectrum Internet products with speeds up to 1 Gbps across our entire footprint and multi-gigabit data speeds in a portion of our footprint. Our network evolution initiative remains on track to deliver symmetrical and multi-gigabit speeds across our entire footprint with convergence everywhere we operate. We spent $427 million on our subsidized rural construction initiative during the three months ended March 31, 2026 and activated approximately 89,000 subsidized rural passings.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended March 31,
	2026	2025	% Change
Revenues	$13,597	$13,735	(1.0)%
Adjusted EBITDA	$5,637	$5,763	(2.2)%
Income from operations	$3,208	$3,237	(0.9)%

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

Total revenues decreased $138 million during the three months ended March 31, 2026 compared to the corresponding period in 2025 primarily due to higher seamless entertainment allocation, partly offset by growth in connectivity revenue. Adjusted EBITDA and income from operations were also negatively impacted by one-time favorable adjustments of $75 million in the first quarter of 2025.

The following table summarizes our customer statistics for connectivity, Internet, mobile, video and voice as of March 31, 2026 and 2025 (in thousands except per customer data and footnotes).

	Approximate as of
	March 31,
	2026 (a)	2025 (a)
Customer Relationships (b)
Residential	29,452	29,914
Small Business	2,231	2,246
Total Customer Relationships	31,683	32,160

Monthly Residential Revenue per Residential Customer (c)	$118.44	$120.07
Monthly Small Business Revenue per Small Business Customer (d)	$162.71	$161.31

Connectivity (e)
Residential	28,446	28,758
Small Business	2,074	2,080
Total Connectivity Customers	30,520	30,838

Internet
Residential	27,524	27,979
Small Business	2,036	2,045
Total Internet Customers	29,560	30,024

Mobile Lines (f)
Residential	11,714	10,031
Small Business	420	334
Total Mobile Lines	12,134	10,365

Video (g)
Residential	12,021	12,160
Small Business	524	551
Total Video Customers	12,545	12,711

Voice
Residential	4,665	5,372
Small Business	1,207	1,234
Total Voice Customers	5,872	6,606

Mid-Market & Large Business Primary Service Units ("PSUs") (h)	360	344

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account in accordance with our collection policies. On that basis, as of March 31, 2026 and 2025, customers include approximately 87,600 and 92,200 customers, respectively, whose accounts were over 60 days past due, approximately 7,800 and 10,700 customers, respectively, whose accounts were over 90 days past due and approximately 13,600 and 17,000 customers, respectively, whose accounts were over 120 days past due.
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

(d)Monthly small business revenue per small business customer is calculated as total small business quarterly revenue divided by three divided by average small business customer relationships during the respective quarter.
(e)Connectivity customers represent all customers receiving our Internet and/or mobile connectivity services.
(f)Mobile lines include phones and tablets which require one of our standard rate plans (e.g., "Unlimited" or "By the Gig"). Mobile lines exclude wearables and other devices that do not require standard phone rate plans.
(g)Video customers only include customers that purchase Spectrum traditional or streaming linear video packages and exclude customers that only purchase streaming applications.
(h)Mid-market & large business PSUs represent the aggregate number of fiber service offerings counting each separate service offering at each customer location as an individual PSU.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K. There have been no material changes from the critical accounting policies described in our Form 10-K.

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions, except per share data):

	Three Months Ended March 31,
	2026	2025
Revenues	$13,597	$13,735

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	8,163	8,194
Depreciation and amortization	2,211	2,181
Other operating expenses, net	15	123
	10,389	10,498
Income from operations	3,208	3,237

Other Income (Expenses):
Interest expense, net	(1,256)	(1,241)
Other expenses, net	(124)	(142)
	(1,380)	(1,383)

Income before income taxes	1,828	1,854
Income tax expense	(465)	(445)
Consolidated net income	1,363	1,409
Less: Net income attributable to noncontrolling interests	(200)	(192)

Net income attributable to Charter shareholders	$1,163	$1,217

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$9.27	$8.59
Diluted	$9.17	$8.42

Weighted average common shares outstanding, basic	125,488,486	141,591,396
Weighted average common shares outstanding, diluted	126,849,271	144,574,684

Revenues. Total revenues decreased $138 million during the three months ended March 31, 2026 compared to the corresponding period in 2025. The decrease was primarily due to higher seamless entertainment allocation, partly offset by growth in connectivity revenue.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended March 31,
	2026	2025	% Change
Internet	$5,852	$5,930	(1.3)%
Mobile service	1,052	914	15.1%
Connectivity	6,904	6,844	0.9%
Video	3,252	3,580	(9.2)%
Voice	338	356	(5.0)%
Residential revenue	10,494	10,780	(2.7)%

Small business	1,090	1,088	0.2%
Mid-market & large business	749	734	2.1%
Commercial revenue	1,839	1,822	1.0%

Advertising sales	358	340	5.3%
Other	906	793	14.2%
	$13,597	$13,735	(1.0)%

The decrease in Internet revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2026 compared to three months ended March 31, 2025
Decrease in average residential Internet customers	$(87)
Increase related to rate and product mix changes	9
$(78)

Residential Internet customers decreased by 455,000 customers from March 31, 2025 to March 31, 2026. The increase related to rate and product mix was primarily due to promotional rate step-ups, rate adjustments, and a favorable change in bundled revenue allocation.

The increase in mobile service revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2026 compared to three months ended March 31, 2025
Increase in average residential mobile lines	$164
Decrease related to rate	(26)
$138

Residential mobile lines increased by approximately 1.7 million mobile lines from March 31, 2025 to March 31, 2026. The decrease related to rate was primarily due to less favorable bundled revenue allocation, partly offset by rate adjustments.

Video revenues consist primarily of revenues from video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The decrease in video revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2026 compared to three months ended March 31, 2025
Increase in seamless entertainment allocation	$(171)
Decrease related to rate and product mix changes	(103)
Decrease in average residential video customers	(54)
$(328)

Seamless entertainment allocation represents costs allocated to programmer streaming applications and netted within video revenue. The increase in seamless entertainment allocation is due to growth in seamless entertainment applications and higher activations. The decrease related to rate and product mix was primarily due to a higher mix of lower priced video packages within our video customer base and more unfavorable bundled revenue allocation, partly offset by promotional rate step-ups and video rate adjustments that pass-through programming rate increases. Residential video customers decreased by 139,000 from March 31, 2025 to March 31, 2026.

The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2026 compared to three months ended March 31, 2025
Decrease in average residential voice customers	$(49)
Increase related to rate adjustments	31
$(18)

Residential wireline voice customers decreased by 707,000 customers from March 31, 2025 to March 31, 2026.

The increase in small business revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2026 compared to three months ended March 31, 2025
Increase related to rate and product mix changes	$9
Decrease in average small business customers	(7)
$2

Small business customers decreased by 15,000 from March 31, 2025 to March 31, 2026.

Mid-market & large business revenues increased $15 million during the three months ended March 31, 2026 compared to the corresponding period in 2025 primarily due to an increase in Internet PSUs. Mid-market & large business PSUs increased 16,000 from March 31, 2025 to March 31, 2026.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues increased $18 million during the three months ended March 31, 2026 as compared to the corresponding period in 2025 primarily due to an increase in political and streaming advertising revenue, partly offset by a decrease in linear advertising revenue.

Other revenues consist of revenue from mobile and video device sales, processing fees, regional sports and news channels (excluding intercompany charges or advertising sales on those channels), subsidy revenue, home shopping, wire maintenance fees and other miscellaneous revenues. Other revenues increased $113 million during the three months ended March 31, 2026 compared to the corresponding period in 2025 primarily due to higher mobile device sales.

Operating costs and expenses. The decrease in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

Three months ended March 31, 2026 compared to three months ended March 31, 2025
Programming	$(214)
Other costs of revenue	181
Field and technology operations	(24)
Customer operations	(6)
Marketing and residential sales	(30)
Transition expenses	24
Other	38
$(31)

Programming costs were approximately $2.1 billion and $2.3 billion for the three months ended March 31, 2026 and 2025, representing 26% and 28% of total operating costs and expenses, respectively. Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand, and pay-per-view programming. Programming costs decreased as a result of a $171 million increase in costs allocated to seamless entertainment applications and netted within video revenue as well as a higher mix of lower cost video packages within our video customer base and fewer video customers, partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent.

Other costs of revenue increased $181 million during the three months ended March 31, 2026 compared to the corresponding period in 2025 primarily due to higher mobile service direct costs and mobile device sales due to an increase in mobile lines as well as higher advertising sales costs given higher political revenue.

Depreciation and amortization. Depreciation and amortization expense increased $30 million during the three months ended March 31, 2026 compared to the corresponding period in 2025 primarily due to an increase in depreciation as a result of more recent capital expenditures, partly offset by certain assets becoming fully depreciated.

Other operating expenses, net. The decrease in other operating expenses, net is attributable to the following (dollars in millions):

Three months ended March 31, 2026 compared to three months ended March 31, 2025
Special charges, net	$(34)
Merger and acquisition costs	15
Loss on disposal of assets, net	(89)
$(108)

See Note 10 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Interest expense, net. Net interest expense increased by $15 million for the three months ended March 31, 2026 compared to the corresponding period in 2025 primarily due to an increase in weighted average debt.

Other expenses, net. The change in other expenses, net is attributable to the following (dollars in millions):

Three months ended March 31, 2026 compared to three months ended March 31, 2025
Loss on equity investments, net	$2
Loss on financial instruments, net (see Note 8)	20
Loss on extinguishment of debt (see Note 4)	(4)
$18

See Note 10 and the Notes referenced above to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Income tax expense. We recognized income tax expense of $465 million and $445 million for the three months ended March 31, 2026 and 2025, respectively.

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

Net income attributable to Charter shareholders. Net income attributable to Charter shareholders decreased $54 million during the three months ended March 31, 2026 compared to the corresponding period in 2025 primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees which were $366 million for both the three months ended March 31, 2026 and 2025.

A reconciliation of Adjusted EBITDA and free cash flow to net income attributable to Charter shareholders and net cash flows from operating activities, respectively, is as follows (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Net income attributable to Charter shareholders	$1,163	$1,217
Plus: Net income attributable to noncontrolling interest	200	192
Interest expense, net	1,256	1,241
Income tax expense	465	445
Depreciation and amortization	2,211	2,181
Stock compensation expense	203	222
Other, net	139	265
Adjusted EBITDA	$5,637	$5,763

Net cash flows from operating activities	$4,304	$4,236
Less: Purchases of property, plant and equipment	(2,855)	(2,399)
Change in accrued expenses related to capital expenditures	(77)	(273)
Free cash flow	$1,372	$1,564

Liquidity and Capital Resources

Overview

We have significant amounts of debt and require significant cash to fund principal and interest payments on our debt. The principal amount of our debt as of March 31, 2026 was $94.3 billion, consisting of $11.7 billion of credit facility debt, $55.4 billion of investment grade senior secured notes and $27.3 billion of high-yield senior unsecured notes. Our split credit rating allows us to access both the investment grade debt and the high yield debt markets. Additionally, our bankruptcy remote special purpose vehicle is the borrower of a senior secured revolving credit facility to finance the purchase of equipment installment plan receivables with a number of financial institutions (the “EIP Financing Facility”). As of March 31, 2026, the carrying value of the EIP Financing Facility was $1.6 billion. For more information on the EIP Financing Facility, see Note 5 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $1.4 billion and $1.6 billion for the three months ended March 31, 2026 and 2025, respectively. See the table below for factors impacting free cash flow during the three months ended March 31, 2026 compared to the corresponding prior period. As of March 31, 2026, the amount available under our credit facilities was approximately $4.6 billion and cash on hand was approximately $517 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We are also required to fund approximately $4.2 billion of cash purchase price at the closing of the Cox Transactions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow, including investing in our business growth and other strategic opportunities, including expanding the capacity of our network, the expansion of our network through our rural broadband construction initiative, the build-out and deployment of our CBRS spectrum, and mergers and acquisitions as well as stock repurchases and dividends. Charter's leverage ratio of net debt to the last twelve months Adjusted EBITDA was 4.15 times as of March 31, 2026. Charter plans to maintain a leverage ratio, pro forma for the closing of the Liberty Broadband Corporation (“Liberty Broadband”) Combination near the midpoint of its stated range of 4.0 to 4.5 times Adjusted EBITDA in the period leading up to the Closing, and up to 3.5 times Adjusted EBITDA at the Charter Operating first lien level. Charter plans to adjust its long-term target leverage range after the Closing to 3.5 to 3.75 times Adjusted EBITDA. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range.

Excluding purchases from Liberty Broadband discussed below, during the three months ended March 31, 2026 and 2025, Charter purchased in the public market approximately 3.4 million and 1.2 million shares of Charter Class A common stock, respectively, for approximately $773 million and $431 million, respectively. Since the beginning of its buyback program in September 2016 through March 31, 2026, Charter has purchased approximately 184.0 million shares of Class A common stock and Charter Holdings common units for approximately $79.7 billion, including purchases from Liberty Broadband and A/N discussed below.

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

On November 12, 2024, Charter and Liberty Broadband also entered into Amendment No. 1 to the Second Amended and Restated Stockholders Agreement and the Letter Agreement (the “Stockholders and Letter Agreement Amendment”). The Stockholders and Letter Agreement Amendment sets forth, among other things, the terms of Liberty Broadband’s participation in Charter’s share repurchases during the period between the execution of the Merger Agreement and the effective time of the Merger. Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed transaction, Charter will repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million and (ii) the Liberty Broadband minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permitted under applicable law, then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) the Liberty Broadband minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan on the terms set forth in the Stockholders and Letter Agreement Amendment. From and after the date Liberty Broadband’s exchangeable debentures are no longer outstanding, the amount of monthly repurchases will be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) the amount needed, in the reasonable judgment of Charter, to maintain an unrestricted cash balance of Liberty Broadband and its subsidiaries (other than GCI Holdings, LLC, GCI Spinco (as defined in the Merger Agreement) and their respective subsidiaries) of $50 million plus (y) the aggregate outstanding principal amount of the Liberty Broadband margin loan. The purchase price payable by Charter to Liberty Broadband in connection with such monthly repurchases will equal (i) the average price paid by Charter for shares of Charter Class A common stock repurchased during the immediately preceding calendar month (excluding shares repurchased from A/N and certain other excluded repurchases) or (ii) if Charter has not engaged in any repurchases of shares of Charter Class A common stock during the immediately preceding calendar month (other than any repurchases from A/N and certain other excluded repurchases), a purchase price based on a Bloomberg volume-weighted average price methodology proposed by Charter and reasonably acceptable to Liberty Broadband. Liberty Broadband will apply the proceeds from any such repurchases or borrowings from Charter to repay certain of its outstanding indebtedness in accordance with the Stockholders and Letter Agreement Amendment. The Stockholders and Letter Agreement Amendment provides that Liberty Broadband will be exempt from the standstill restrictions and the ownership cap under the Second Amended and Restated Stockholders Agreement among Charter, Liberty Broadband and A/N, dated as of May 23, 2015 to the extent its ownership in Charter exceeds such ownership cap solely as a result of the repurchase provisions in the Stockholders and Letter Agreement Amendment. During the three months ended March 31, 2026 and 2025, Charter purchased from Liberty Broadband 0.9 million and 0.8 million shares of Charter Class A common stock, respectively, for approximately $190 million and $300 million, respectively.

In December 2016, Charter and A/N entered into a letter agreement, as amended in December 2017 (the “Existing A/N Letter Agreement”), that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. In connection with the Cox Transactions, Charter, Charter Holdings and A/N entered into an amendment to the Existing A/N Repurchase Letter, dated as of May 16, 2025 (the “A/N Repurchase Letter Amendment”) which sets forth, among other things, the updated terms of A/N’s participation in Charter’s share repurchases going forward. The right to participate pro rata in repurchases on the terms and conditions set forth in the A/N Repurchase Letter Amendment is effective only from the earlier of the Closing and, in the event the Transaction Agreement is terminated in accordance with its terms, the date of such termination (such earlier date, the “Trigger Date”). Prior to the Trigger Date, the Existing A/N Letter Agreement will remain in full force and continue to govern A/N’s participation in Charter’s share repurchases, except for certain specific amendments set forth in the A/N Repurchase Letter Amendment which became effective upon execution of the A/N Repurchase Letter Amendment, including, in certain circumstances, where A/N elects not to participate in redemptions by Charter Holdings because such participation would cause A/N’s equity interest in Charter to be less than 11% prior to the Trigger Date, A/N may, subject to certain conditions, elect to receive a tax loan from Charter Holdings on the terms set forth in the A/N Repurchase Letter Amendment and in definitive documents in form and substance reasonably satisfactory to Charter and A/N. During the three months ended March 31, 2025, Charter Holdings purchased from A/N 0.1 million Charter Holdings common units for approximately $20 million. Charter Holdings' did not purchase any Charter Holdings common units from A/N during the three months ended March 31, 2026.

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

As of March 31, 2026, Charter had remaining board authority to purchase an additional $179 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions.

As possible acquisitions, swaps or dispositions arise, we actively review them against our objectives including, among other considerations, improving the operational efficiency, geographic clustering of assets, product development or technology capabilities of our business and achieving appropriate return targets, and we may participate to the extent we believe these possibilities present attractive opportunities. However, there can be no assurance that we will actually complete any acquisitions, including the Cox Transactions or Liberty Broadband Combination, dispositions or system swaps, or that any such transactions will be material to our operations or results.

Free Cash Flow

Free cash flow decreased $192 million during the three months ended March 31, 2026 compared to the corresponding prior period in 2025 due to the following (dollars in millions):

Three months ended March 31, 2026 compared to three months ended March 31, 2025
Increase in capital expenditures	$(456)
Decrease in Adjusted EBITDA	(126)
Increase in cash paid for interest, net	(71)
Changes in working capital, excluding mobile devices	409
Changes in working capital, mobile devices	51
Other, net	1
$(192)

Limitations on Distributions

Distributions by our subsidiaries to a parent company for payment of principal on parent company notes are restricted under CCO Holdings indentures governing CCO Holdings' indebtedness, unless there is no default under the applicable indenture, and unless CCO Holdings' leverage ratio test is met at the time of such distribution. As of March 31, 2026, there was no default under any of these indentures, and CCO Holdings met its leverage ratio test based on March 31, 2026 financial results. There can be no assurance that CCO Holdings will satisfy its leverage ratio test at the time of the contemplated distribution.

In addition to the limitation on distributions under the various indentures, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $517 million and $477 million in cash and cash equivalents as of March 31, 2026 and December 31, 2025, respectively. In addition, we held $105 million and $121 million in restricted cash included in prepaid and other current assets in our consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.

Operating Activities. Net cash provided by operating activities increased $68 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to favorable changes in working capital.

Investing Activities. Net cash used in investing activities was $3.0 billion and $2.8 billion for the three months ended March 31, 2026 and 2025, respectively. The increase in cash used was primarily due to an increase in capital expenditures, partly offset by a favorable change in accrued expenses related to capital expenditures.

Financing Activities. Net cash used in financing activities increased $234 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in the purchase of treasury stock.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $2.9 billion and $2.4 billion for the three months ended March 31, 2026 and 2025, respectively.  The increase was primarily driven by higher spend on network evolution and an increase in customer premise equipment. See the table below for more details.

We currently expect full year 2026 capital expenditures, excluding impacts from the Cox Transactions, to total approximately $11.4 billion. The actual amount of capital expenditures in 2026 will depend on a number of factors including, but not limited to, the pace of our network evolution and expansion initiatives, supply chain timing and residential and business growth rates.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued expenses related to capital expenditures decreased by $77 million and $273 million for the three months ended March 31, 2026 and 2025, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three months ended March 31, 2026 and 2025. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Customer premise equipment (a)	$668	$473
Scalable infrastructure (b)	310	293
Upgrade/rebuild (c)	675	395
Support capital (d)	390	360
Capital expenditures, excluding line extensions	2,043	1,521

Subsidized rural construction line extensions	426	467
Other line extensions	386	411
Total line extensions (e)	812	878
Total capital expenditures	$2,855	$2,399

Of which:
Commercial services	$286	$273
Subsidized rural construction initiative (f)	$427	$468
Mobile	$60	$53

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

Recently Issued Accounting Standards

See Note 22 to the Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of recently issued accounting standards. There have been no material changes from the recently issued accounting standards described in our Form 10-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the interest rate risk as previously disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

During the quarter ended March 31, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

See Note 20 to our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of legal proceedings. Within this section, we use a threshold of $1 million in disclosing environmental proceedings involving a governmental authority, if any.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2025 includes "Risk Factors" under Item 1A of Part I. There have been no material changes from the risk factors described in our Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The following table presents Charter’s purchases of equity securities completed during the first quarter of 2026 (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - 31, 2026	847,118	$200.29	484,708	$346
February 1 - 28, 2026	1,570,198	$231.82	1,549,001	$27
March 1 - 31, 2026	2,264,503	$223.47	2,254,386	$179

(1)Includes 362,410, 21,197 and 10,117 shares withheld from employees for the payment of taxes and exercise costs upon the exercise of stock options or vesting of other equity awards for the months of January, February and March 2026, respectively.
(2)During the three months ended March 31, 2026, Charter purchased approximately 4.3 million shares of its Class A common stock for approximately $1.0 billion. As of March 31, 2026, Charter had remaining board authority to purchase an additional $179 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. In addition to open market purchases including pursuant to Rule 10b5-1 plans adopted from time to time, Charter may also buy shares of Charter Class A common stock, from time to time, pursuant to private transactions outside of its Rule 10b5-1 plan and any such repurchases may also trigger the repurchases from A/N pursuant to and to the extent provided in the Existing A/N Letter Agreement or Liberty Broadband pursuant to the Stockholders and Letter Agreement Amendment.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: April 24, 2026		Executive Vice President, Chief Accounting Officer and Controller

S-1

Exhibit Index

Exhibit	Description

4.1
Indenture, dated as of May 23, 2019, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 30, 2019).

4.2
Eleventh Supplemental Indenture, dated as of January 13, 2026, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on January 14, 2026).

4.3	Form of 7.000% Senior Notes due 2033 (included in Exhibit 4.2 hereto).
4.4	Form of 7.375% Senior Notes due 2036 (included in Exhibit 4.2 hereto).
10.1
Exchange and Registration Rights Agreement, dated January 13, 2026, relating to the 7.000% Senior Notes due 2033 and the 7.375% Senior Notes due 2036, among CCO Holdings, LLC, CCO Holdings Capital Corp. and Morgan Stanley & Co. LLC, as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on January 14, 2026).

10.2
Employment Agreement, dated as of January 16, 2026, by and between Charter Communications, Inc. and Adam Ray (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on January 22, 2026).

10.3
Employment Agreement, dated as of February 24, 2026, by and between Charter Communications, Inc. and Nick Jeffery (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 25, 2026).

10.4*
Amendment Agreement to Amendment No. 1 to the Second Amended and Restated Stockholders Agreement and the Letter Agreement, dated as of March 5, 2026, by and among Charter Communications, Inc., Advance/Newhouse Partnership and Liberty Broadband Corporation.

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
101
The following financial information from Charter Communications, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026, filed with the Securities and Exchange Commission on April 24, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Shareholders' Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.

*    Filed herewith

E-1