Form 10-Q
period 2026-09-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2026-11-06
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From             to

Commission File Number: 001-33664
Charter Communications, Inc.
(Exact name of registrant as specified in its charter)

Delaware			84-1496755
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

400 Washington Blvd.	Stamford	Connecticut	06902
(Address of Principal Executive Offices)			(Zip Code)
(203) 905-7801
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock $.001 Par Value	CHTR	NASDAQ Global Select Market
Series A Cumulative Redeemable Preferred Stock $.001 Par Value	CHTRP	NASDAQ Global Select Market

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

Number of shares of Class A common stock outstanding as of September 30, 2026: 114,454,220

Number of shares of Class B common stock outstanding as of September 30, 2026: 1

Number of shares of Class C common stock outstanding as of September 30, 2026: 1

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2026

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2026. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “Charter,” “we,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations as reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” in Part I, Item 1A of our most recent Form 10-K filed with the SEC and in Part II, Item 1A of this quarterly report. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “believe,” “future,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” “aim,” “on track,” “target,” “opportunity,” “tentative,” “positioning,” “designed,” “create,” “predict,” “project,” “initiatives,” “seek,” “would,” “could,” “continue,” “ongoing,” “upside,” “increases,” “grow,” “focused on” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report on Form 10-Q, in our annual report on Form 10-K, and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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
•our ability to achieve the cost synergies and growth opportunities contemplated by the Cox Transactions;
•our ability to promptly, efficiently and effectively integrate acquired operations;
•changes in our or legacy Cox Communications operations' businesses, future cash requirements, capital requirements, results of operations, revenues, financial condition and/or cash flows;
•disruption in our business relationships as a result of the Cox Transactions; and
•the increase in indebtedness as a result of the Cox Transactions and the Liberty Broadband Transaction, which will increase interest expense and may decrease our operating flexibility.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$573	$477
Accounts receivable, less allowance for doubtful accounts of $244 and $219, respectively	4,396	3,680
Prepaid expenses and other current assets	1,249	987
Total current assets	6,218	5,144

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $42,631 and $41,514, respectively	62,786	46,444
Customer relationships, net of accumulated amortization of $18,324 and $17,875, respectively	6,091	440
Franchises	67,915	67,471
Goodwill	29,748	29,710
Total investment in cable properties, net	166,540	144,065

OTHER NONCURRENT ASSETS	5,707	5,004

Total assets	$178,465	$154,213
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued and other current liabilities	$14,644	$12,556
Current portion of long-term debt	1,990	750
Total current liabilities	16,634	13,306

LONG-TERM DEBT	105,062	94,006
EQUIPMENT INSTALLMENT PLAN FINANCING FACILITY	1,696	1,447
DEFERRED INCOME TAXES	18,819	19,841
OTHER LONG-TERM LIABILITIES	6,434	5,094

SHAREHOLDERS’ EQUITY:
Class A common stock; $0.001 par value; 900 million shares authorized;
163,514,151 and 126,631,549 shares issued, respectively	—	—
Class B common stock; $0.001 par value; 1,000 shares authorized;
1 share issued and outstanding	—	—
Class C common stock; $0.001 par value; 1,000 shares authorized;
1 and no shares issued and outstanding, respectively	—	—
Additional paid-in capital	24,665	21,447
Accumulated deficit	(5,335)	(5,393)
Treasury stock at cost; 49,059,931 and no shares, respectively	(8,347)	—
Total Charter shareholders’ equity	10,983	16,054
Noncontrolling interests	18,837	4,465
Total shareholders’ equity	29,820	20,519

Total liabilities and shareholders’ equity	$178,465	$154,213
The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES	$14,922	$13,672	$42,045	$41,173

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	9,156	8,262	25,534	24,686
Depreciation and amortization	2,621	2,160	7,029	6,517
Impairment of franchises	6,326	—	6,326	—
Other operating expenses, net	345	119	411	323
	18,448	10,541	39,300	31,526
Income (loss) from operations	(3,526)	3,131	2,745	9,647

OTHER INCOME (EXPENSES):
Interest expense, net	(1,341)	(1,268)	(3,873)	(3,772)
Other income (expenses), net	1,365	(129)	1,453	(378)
	24	(1,397)	(2,420)	(4,150)

Income (loss) before income taxes	(3,502)	1,734	325	5,497
Income tax benefit (expense)	803	(418)	(137)	(1,277)
Consolidated net income (loss)	(2,699)	1,316	188	4,220
Less: Net (income) loss attributable to noncontrolling interests	302	(179)	(130)	(565)
Net income (loss) attributable to Charter shareholders	$(2,397)	$1,137	$58	$3,655

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$(20.50)	$8.50	$0.48	$26.52
Diluted	$(20.50)	$8.34	$0.38	$25.95

Weighted average common shares outstanding, basic	116,944,459	133,763,886	120,820,024	137,825,025
Weighted average common shares outstanding, diluted	116,944,459	136,395,133	137,548,849	140,826,301

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in millions)
Unaudited

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Charter Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity
BALANCE, December 31, 2025	$—	$—	$—	$21,447	$(5,393)	$—	$16,054	$4,465	$20,519
Consolidated net income	—	—	—	—	1,163	—	1,163	200	1,363
Stock compensation expense	—	—	—	203	—	—	203	—	203
Exercise of stock options	—	—	—	2	—	—	2	—	2
Purchases of treasury stock, including excise tax	—	—	—	—	—	(1,020)	(1,020)	—	(1,020)
Change in Charter Holdings ownership, net of tax	—	—	—	(17)	—	—	(17)	22	5
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2)	(2)
BALANCE, March 31, 2026	—	—	—	21,635	(4,230)	(1,020)	16,385	4,685	21,070
Consolidated net income	—	—	—	—	1,292	—	1,292	232	1,524
Stock compensation expense	—	—	—	138	—	—	138	—	138
Equity issued pursuant to employee stock purchase plan	—	—	—	20	—	—	20	—	20
Exercise of stock options	—	—	—	11	—	—	11	—	11
Purchases of treasury stock, including excise tax	—	—	—	—	—	(855)	(855)	—	(855)
Change in Charter Holdings ownership, net of tax	—	—	—	(39)	—	—	(39)	52	13
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(20)	(20)
BALANCE, June 30, 2026	—	—	—	21,765	(2,938)	(1,875)	16,952	4,949	21,901
Consolidated net loss	—	—	—	—	(2,397)	—	(2,397)	(302)	(2,699)
Stock compensation expense	—	—	—	177	—	—	177	—	177
Issuance of shares in the Liberty Broadband Transaction	—	—	—	5,164	—	—	5,164	—	5,164
Purchases of treasury stock in the Liberty Broadband Transaction	—	—	—	—	—	(6,451)	(6,451)	—	(6,451)
Purchases of treasury stock, including excise tax	—	—	—	—	—	(21)	(21)	—	(21)
Issuance of Charter Holdings partnership equity in the Cox Transactions	—	—	—	—	—	—	—	10,973	10,973
New partnership formation and change in Charter Holdings ownership, net of tax	—	—	—	(2,441)	—	—	(2,441)	3,242	801
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(25)	(25)
BALANCE, September 30, 2026	$—	$—	$—	$24,665	$(5,335)	$(8,347)	$10,983	$18,837	$29,820

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in millions)
Unaudited

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Charter Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity
BALANCE, December 31, 2024	$—	$—	$23,337	$(7,750)	$—	$15,587	$4,120	$19,707
Consolidated net income	—	—	—	1,217	—	1,217	192	1,409
Stock compensation expense	—	—	222	—	—	222	—	222
Exercise of stock options	—	—	17	—	—	17	—	17
Purchases of treasury stock, including excise tax	—	—	—	—	(806)	(806)	—	(806)
Purchase of noncontrolling interest, net of tax	—	—	(5)	—	—	(5)	(14)	(19)
Change in Charter Holdings ownership, net of tax	—	—	15	—	—	15	(20)	(5)
Distributions to noncontrolling interest	—	—	—	—	—	—	(3)	(3)
BALANCE, March 31, 2025	—	—	23,586	(6,533)	(806)	16,247	4,275	20,522
Consolidated net income	—	—	—	1,301	—	1,301	194	1,495
Stock compensation expense	—	—	157	—	—	157	—	157
Exercise of stock options	—	—	2	—	—	2	—	2
Purchases of treasury stock, including excise tax	—	—	—	—	(1,467)	(1,467)	—	(1,467)
Purchase of noncontrolling interest, net of tax	—	—	(45)	—	—	(45)	(171)	(216)
Change in Charter Holdings ownership, net of tax	—	—	14	—	—	14	(18)	(4)
Distributions to noncontrolling interest	—	—	—	—	—	—	(121)	(121)
BALANCE, June 30, 2025	—	—	23,714	(5,232)	(2,273)	16,209	4,159	20,368
Consolidated net income	—	—	—	1,137	—	1,137	179	1,316
Stock compensation expense	—	—	151	—	—	151	—	151
Exercise of stock options	—	—	1	—	—	1	—	1
Purchases of treasury stock, including excise tax	—	—	—	—	(2,134)	(2,134)	—	(2,134)
Purchase of noncontrolling interest, net of tax	—	—	(25)	—	—	(25)	(88)	(113)
Change in Charter Holdings ownership, net of tax	—	—	1	—	—	1	(2)	(1)
BALANCE, September 30, 2025	$—	$—	$23,842	$(4,095)	$(4,407)	$15,340	$4,248	$19,588

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$188	$4,220
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	7,029	6,517
Impairment of franchises	6,326	—
(Gain) loss on extinguishment of debt	(1,630)	28
Stock compensation expense	518	530
Noncash interest, net	36	22
Deferred income taxes	(603)	772
Other, net	186	470
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(216)	(334)
Prepaid expenses and other assets	(284)	(355)
Accounts payable, accrued liabilities and other	706	446
Net cash flows from operating activities	12,256	12,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,753)	(8,324)
Change in accrued expenses related to capital expenditures	(488)	239
Purchase of businesses in Cox Transactions, net of cash assumed	(4,158)	—
Other, net	(312)	(497)
Net cash flows from investing activities	(13,711)	(8,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	25,010	12,019
Borrowings of equipment installment plan financing facility	247	292
Repayments of long-term debt	(21,149)	(10,921)
Payments for debt issuance costs	(83)	(17)
Purchase of treasury stock	(1,899)	(4,366)
Proceeds from exercise of stock options	13	20
Purchase of noncontrolling interest	—	(373)
Distributions to noncontrolling interest	(47)	(124)
Other, net	(619)	(249)
Net cash flows from financing activities	1,473	(3,719)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	18	15
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	598	506
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$616	$521

CASH PAID FOR INTEREST	$3,800	$3,610

As of September 30, 2026, December 31, 2025, September 30, 2025 and December 31, 2024, cash, cash equivalents and restricted cash includes $43 million, $121 million, $57 million and $47 million of restricted cash included in prepaid expenses and other current assets in the consolidated balance sheets, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

1.    Organization and Basis of Presentation

Organization

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter,” or the “Company”), through its Spectrum brand, is the leading Internet and video provider in the nation and the fastest growing mobile company in its footprint. Charter is a holding company whose principal asset is a controlling equity interest in Charter Communications Holdings, LLC (“Charter Holdings”), an indirect owner of Charter Communications Operating, LLC (“Charter Operating”) under which substantially all of the operations reside. At the closing of the Cox Transactions (as defined below), the limited liability company agreement of Charter Holdings was amended and restated by and among Charter, Advance/Newhouse Partnership (“A/N”), Cox Communications Equity Holdings, Inc. (“Cox Equity Holdings”), a wholly owned subsidiary of Cox Enterprises, Inc. (“Cox Enterprises”), and the other parties thereto. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this quarterly report. The accompanying consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such financial statements include all adjustments necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs; valuation of property, plant and equipment, franchises, goodwill and other intangibles for purchase accounting and impairment analysis purposes; and income taxes. Actual results could differ from those estimates.

Comprehensive income equaled net income (loss) attributable to Charter shareholders for the three and nine months ended September 30, 2026 and 2025.

2.    Cox Transactions

On August 19, 2026, the transactions contemplated by the Transaction Agreement, dated May 16, 2025, by and among Charter, Charter Holdings, and Cox Enterprises (the “Transaction Agreement”) were completed. Pursuant to the Transaction Agreement, (i) Cox Equity Holdings sold and transferred to Charter 100% of the equity interests of certain subsidiaries of Cox Communications, Inc. (“Cox Communications”) that conduct Cox Communications’ commercial fiber and managed IT and cloud services businesses (the “Equity Sale”), (ii) Cox Equity Holdings contributed the equity interests of Cox Communications and certain other assets (other than certain excluded assets) primarily related to Cox Communications’ residential cable business to Charter Holdings (the “Contribution”), and (iii) Cox Equity Holdings paid $1.00 to Charter (collectively, the “Cox Transactions”).

Pursuant to the Transaction Agreement, at the closing of the Cox Transactions:

•in consideration of the Equity Sale, Charter paid $3.5 billion in cash to Cox Equity Holdings;

•in consideration of the Contribution, Charter Holdings (i) paid to Cox Equity Holdings $724 million in cash and (ii) issued to Cox Equity Holdings (A) convertible preferred units of Charter Holdings with an aggregate liquidation preference of $6.0 billion, which pays a 6.875% dividend per annum, and (B) approximately 33.6 million Charter Holdings common units. The Charter Holdings convertible preferred units are convertible into Charter Holdings common units, with an initial conversion price of $477.41, subject to certain adjustments. The Charter Holdings common units are exchangeable by the

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

holder, in certain circumstances, for cash or, at the election of Charter, Charter Class A common stock on a one-for-one basis, subject to certain adjustments; and

•in consideration of the $1.00 payment from Cox Equity Holdings to Charter, Charter issued to Cox Equity Holdings one share of the newly created Charter Class C common stock. The Charter Class C common stock is equivalent, economically, to the outstanding Charter Class A common stock and the Charter Class B common stock but has a number of votes per share that reflects the voting power of the Charter Holdings common units and the Charter Holdings convertible preferred units held by Cox Equity Holdings on an as-converted, as-exchanged basis.

The Company also assumed Cox Communications’ net debt and finance leases.

Business Combination Accounting

The operating results of Cox Communications have been included in the Company's consolidated statements of operations for the period from the date of acquisition through September 30, 2026. For the three and nine months ended September 30, 2026, revenues attributable to Cox Communications since the acquisition date were $1.4 billion. Certain Cox Communications’ operations have already been integrated with the Company’s existing operations, including shared functions and infrastructure. Because these costs cannot be attributed to Cox Communications without assumptions and allocations that would not provide a meaningful measure of its results, it is impracticable to determine its earnings since the acquisition date.

Charter applied business combination accounting to the Cox Transactions. The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values, with the excess recorded as goodwill. Fair values were preliminarily determined using income, cost and market approaches, primarily based on third-party valuations using management’s assumptions, including expected future cash flows. These inputs are largely unobservable (Level 3), except for assumed long-term debt and the Charter Holdings common units, which were valued using quoted market prices (Level 1). Property, plant and equipment was valued using the cost approach, which considers replacement cost adjusted for physical depreciation and functional and economic obsolescence. Franchise rights and customer relationships were valued using a multi-period excess earnings method, a discounted cash flow approach that isolates the cash flows attributable to each intangible asset. The weighted average life of customer relationships acquired is 7 years.

Deferred tax assets and liabilities were recorded for acquisition-date differences between book basis and tax basis, subject to the transaction structure. The Contribution was treated as a nontaxable partnership contribution, and no deferred taxes were recorded in purchase accounting as the basis difference in the partnership from the net assets contributed was associated with Cox Equity Holdings. The Equity Sale was treated as a taxable stock acquisition and the tax attributes of the Cox Communications’ subsidiaries were carried over to Charter and net deferred tax liabilities of $438 million were recorded in purchase accounting reflecting book versus tax temporary differences of these subsidiaries applying Charter’s effective tax rate.

At closing, Charter, Cox Equity Holdings and A/N entered into an amended tax receivables agreement, which sets forth the terms pursuant to which Charter will pay each of Cox Equity Holdings and A/N 50% of tax benefits arising from future exchanges of their common and preferred units. No tax sharing liability to Cox Equity Holdings was recorded for this contingent consideration obligation in purchase accounting since the tax benefit is dependent on uncertain future events that are outside Charter’s control. A future exchange is not based on a fixed and determinable date and the exchange is not certain to occur.

The Charter Holdings common units issued to Cox Equity Holdings, which are exchangeable into Charter Class A common stock, were measured at fair value based on the closing price of Charter Class A common stock on the acquisition date. The Charter Holdings convertible preferred units issued to Cox Equity Holdings were measured at fair value based on a binomial lattice model contemplating a 6.875% preferred cash dividend on the instrument’s $6.0 billion par value and estimated fair value of Charter Class A common stock upon conversion and exchange.

Due to the timing of the acquisition, the valuation of assets acquired and liabilities assumed have not yet been finalized, and as a result, preliminary estimates have been recorded and are subject to change. During the measurement period, the Company will continue to obtain information to assist in finalizing the fair value of net assets acquired, which may differ materially from

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

the preliminary estimates. The tables below present the calculation of the purchase price and the preliminary allocation to the assets acquired and liabilities assumed in the Cox Transactions.

Purchase Price

Charter Holdings common units issued to Cox Equity Holdings (in millions)	33.6
Closing price per share as of August 19, 2026	$152.47
Fair value of Charter Holdings common units issued to Cox Equity Holdings	$5,121
Fair value of Charter Holdings convertible preferred units issued to Cox Equity Holdings	5,852
Cash paid to Cox Equity Holdings	4,224
Total purchase price	$15,197

Preliminary Allocation of Purchase Price

Cash and cash equivalents	$66
Other current assets	927
Property, plant and equipment	14,175
Customer relationships	6,100
Franchises	6,770
Goodwill	38
Other noncurrent assets	726
Current liabilities	(1,893)
Long-term debt (includes current portion of long-term debt of $2.0 billion)	(10,165)
Deferred income taxes	(438)
Other long-term liabilities	(1,109)
$15,197

Selected Pro Forma Financial Information

The following unaudited pro forma financial information of the Company is based on the historical consolidated financial statements of Charter and Cox Communications and is intended to provide information about how the acquisition of Cox Communications and related financing may have affected the Company's historical consolidated financial statements if they had closed as of January 1, 2025. The pro forma financial information below is based on available information and assumptions that the Company believes are reasonable. The pro forma financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what the Company's financial condition or results of operations would have been had the transactions described above occurred on the date indicated. The pro forma financial information also should not be considered representative of the Company's future financial condition or results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$16,505	$16,764	$49,720	$50,615
Net income (loss) attributable to Charter shareholders	$(2,098)	$922	$(82)	$2,950

3.    Liberty Broadband Transaction

On August 19, 2026, the transactions contemplated by the Agreement and Plan of Merger, dated November 12, 2024, by and among Charter, Liberty Broadband Corporation (“Liberty Broadband”), Fusion Merger Sub 1, LLC, a wholly owned subsidiary

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

of Charter, and Fusion Merger Sub 2, Inc., a wholly owned subsidiary of Fusion Merger Sub 1, LLC (the “Merger Agreement”), were completed. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Charter acquired Liberty Broadband through the merger of Fusion Merger Sub 2, Inc. with and into Liberty Broadband (the “Merger”), with Liberty Broadband surviving the Merger and becoming an indirect wholly owned subsidiary of Charter. Immediately following the Merger, Liberty Broadband, as the surviving corporation of the Merger, merged with and into Fusion Merger Sub 1, LLC (the “Upstream Merger” and together with the Merger, the “Liberty Broadband Transaction”), with Fusion Merger Sub 1, LLC surviving the Upstream Merger as a wholly owned subsidiary of Charter.

At the effective time of the Merger (the “Effective Time”), each share of Liberty Broadband Series A, Series B and Series C common stock, each with a par value of $0.01 per share (other than certain excluded shares as set forth in the Merger Agreement) was converted into 0.236 of a share of Charter Class A common stock, par value $0.001 per share. This resulted in the Company repurchasing 38.6 million shares of Charter Class A common stock held by Liberty Broadband and issuing 33.9 million shares of Charter Class A common stock to the Liberty Broadband shareholders at the agreed upon 0.236 exchange ratio, resulting in a net decrease of 4.7 million shares of Charter Class A common stock outstanding.

Also at the Effective Time, each share of Liberty Broadband Series A cumulative redeemable preferred stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than excluded treasury shares as set forth in the Merger Agreement) was converted into one share of Charter Series A cumulative redeemable preferred stock, par value $0.001 per share, resulting in the issuance of approximately 7.2 million shares. There are 7.3 million shares of Charter Series A preferred stock authorized and an additional 242.7 million shares of preferred stock of the Company authorized and undesignated as to a series. The Charter preferred stock has substantially identical terms to the Liberty Broadband preferred stock, including a mandatory redemption date of March 9, 2039. The Charter preferred stock fair value of $159 million was recorded at the time of closing of the Liberty Broadband Transaction and is included in other long-term liabilities on the consolidated balance sheet as of September 30, 2026 as the instrument is mandatorily redeemable. Accrued dividends on the Charter preferred stock are payable on January 15, April 15, July 15 and October 15, and are recorded as interest expense.

Treasury Stock and Asset Acquisition Accounting

At the closing of the Liberty Broadband Transaction, substantially all of the value of Liberty Broadband consisted of the shares of Charter Class A common stock that it held. The Company therefore accounted for the Liberty Broadband Transaction in two parts: the Charter Class A common shares acquired were accounted for as a repurchase of the Company's own shares, and the remaining assets held by the Liberty Broadband entities were accounted for as an asset acquisition, as those assets did not meet the definition of a business. The $6.5 billion treasury stock consideration included: $5.2 billion in Charter Class A common stock issued to Liberty Broadband common shareholders, $159 million in Charter preferred stock issued to Liberty Broadband preferred shareholders, $844 million of assumed net short term debt, $359 million assumed note payable to Charter, and $86 million in transaction costs and were netted with $165 million of remaining assets acquired.

4.    Franchises and Goodwill

During the third quarter of 2026, the Company determined that the sustained decline in Charter’s stock price was a triggering event requiring an interim quantitative impairment analysis of its indefinite-lived franchises and goodwill as of July 31, 2026. Franchises represent the future economic benefits of the right to solicit and service potential new customers, and the right to deploy and market new services to those potential customers. For purposes of the franchise impairment analysis, the Company's franchises are aggregated into two essentially inseparable units of accounting, which generally represent geographical clustering of the Company's cable systems into groups by which such systems are managed.

The Company estimated the fair value of its franchises using a discounted cash flow income approach called multi-period excess earnings method. Under this method, the Company isolates discrete cash flows attributable to franchises from Charter’s enterprise cash flows, after deducting charges representing the required returns on contributory assets, and discounts the resulting cash flows to present value using current market participant assumptions. Significant assumptions used in the analysis include projected enterprise cash flows, the portion of those cash flows attributable to Charter’s franchises based upon customer growth and attrition, and discount rates. The determination of fair value also required significant judgment regarding the fair value of property, plant and equipment and the associated contributory asset charges. Changes in these assumptions could materially impact the amount of excess earnings attributed to the franchises and the resulting estimate of fair value.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The decline in the estimated fair value of the Company’s franchises resulted from revised financial projections reflecting lower estimated future cash flows. The reduced estimated future cash flows reflect lower estimates for future customer and revenue growth, given recent results and market perception of risk, and higher values attributable to the replacement cost of fixed assets given global market inflationary pressure for certain network components.

Immediately prior to the franchise impairment, the Company’s two franchise units of accounting had an aggregate carrying amount of approximately $67.5 billion. The Company recorded a pre-tax non-cash franchise impairment charge of $6.3 billion related to one franchise unit of accounting during the three and nine months ended September 30, 2026 which is included in impairment of franchises in the consolidated statements of operations. Income tax benefit (expense) for the three and nine months ended September 30, 2026 in the consolidated statements of operations includes approximately $1.6 billion of deferred tax benefit related to the impairment of franchises. The impaired franchises were measured at fair value on a nonrecurring basis and were classified within Level 3 of the fair value hierarchy because the measurements used significant unobservable inputs.

In connection with the quantitative impairment analysis performed on goodwill as of July 31, 2026, and after giving effect to the franchise impairment discussed above, the Company concluded that the fair value of its reporting unit exceeded its carrying amount and no goodwill impairment was recorded.

The July 31, 2026 impairment analyses were performed before the Company completed the Cox Transactions on August 19, 2026 and did not include assets acquired in those transactions.

5.    Accounts Payable, Accrued and Other Current Liabilities

Accounts payable, accrued and other current liabilities consist of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Accounts payable – trade	$1,337	$1,034
Deferred revenue	667	422
Accrued and other current liabilities:
Programming costs	1,825	1,575
Labor	1,734	1,365
Capital expenditures	3,041	3,296
Interest	1,455	1,259
Taxes and regulatory fees	637	521
Short-term borrowings	1,180	918
Other	2,768	2,166
	$14,644	$12,556

Under a supply chain finance program, the Company has agreements with third parties that allow its participating vendors to finance payment obligations from the Company with designated third-party financial institutions who act as its paying agent. As a result, the Company has generally extended its payment terms with vendors. A participating vendor may request a participating financial institution to finance one or more of the Company's payment obligations to such vendor prior to the scheduled due date thereof priced at a discount to the original payment obligation from the Company. The Company is not required to provide collateral to the financial institutions. The Company's obligations to participating vendors, including amounts due and scheduled payment dates, are not impacted by the vendors’ decisions to finance amounts due under these financing arrangements. The Company's outstanding payment obligations to participating vendors were $608 million and $735 million as of September 30, 2026 and December 31, 2025, respectively, and are included in accounts payable - trade and accrued capital expenditures above. Cash outflows to the financial institutions are classified as cash flows from operating and investing activities.

Under a deferred payment program, the Company has agreements with third parties to pay certain invoices when due, and the Company pays the third parties at a later date, the invoice amount plus interest. The Company's outstanding payment obligation

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

to participating vendors under the deferred payment plan was $1.2 billion and $918 million as of September 30, 2026 and December 31, 2025, respectively, and is included in short-term borrowings. Cash outflows to the financial institutions are classified as cash flows from financing activities.

6.    Total Debt
A summary of our debt as of September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026			December 31, 2025
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior unsecured notes	$26,734	$26,667	$23,936	$27,250	$27,197	$25,634
Senior secured notes and debentures(a)	68,150	66,736	55,573	55,418	55,658	48,030
Credit facilities(b)	13,690	13,649	13,113	11,949	11,901	11,803
	$108,574	$107,052	$92,622	$94,617	$94,756	$85,467

(a)Includes the Company's £625 million fixed-rate British pound sterling denominated notes (the “Sterling Notes”) (remeasured at $829 million and $842 million as of September 30, 2026 and December 31, 2025, respectively, using the exchange rate at the respective dates) and the Company's £650 million aggregate principal amount of Sterling Notes (remeasured at $863 million and $876 million as of September 30, 2026 and December 31, 2025, respectively, using the exchange rate at the respective dates).
(b)The Company has availability under the Charter Operating credit facilities of approximately $2.4 billion as of September 30, 2026.

The estimated fair value of the Company’s senior unsecured and secured notes and debentures as of September 30, 2026 and December 31, 2025 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

In February 2026, CCO Holdings and CCO Holdings Capital Corp. redeemed $750 million in aggregate principal amount of the outstanding 5.500% senior notes due 2026 and $2.25 billion in aggregate principal amount of the outstanding 5.125% senior notes due 2027. The transactions resulted in a loss on extinguishment of debt of approximately $4 million during the nine months ended September 30, 2026 recorded in other income (expenses), net in the consolidated statement of operations.

In August 2026, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.75 billion of 6.050% senior secured notes due February 2032 at a price of 99.839% of the aggregate principal amount, $1.0 billion of 6.600% senior secured notes due February 2034 at a price of 99.896% of the aggregate principal amount, $1.0 billion of 6.950% senior secured notes due August 2036 at a price of 99.937% of the aggregate principal amount and $1.0 billion of 7.850% senior secured notes due August 2056 at a price of 99.921% of the aggregate principal amount. The net proceeds were used to pay the cash consideration for the Cox Transactions and for general corporate purposes, including to repay certain indebtedness and to pay related fees and expenses.

In August 2026, Charter Operating, Charter Communications Operating Capital Corp. and Time Warner Cable, LLC (“TWC, LLC”) exchanged approximately $5.5 billion in aggregate principal amount of various series of senior secured notes for a combination of $622 million in cash and approximately $1.7 billion of 7.087% senior secured notes due September 2038 issued at par and approximately $1.7 billion of 7.337% senior secured notes due September 2041 issued at par. The transactions resulted in a gain on extinguishment of debt of approximately $1.4 billion during the three and nine months ended September 30, 2026 recorded in other income (expenses), net in the consolidated statement of operations.

During the nine months ended September 30, 2026, the Company repurchased $1.2 billion in aggregate principal amount of various series of notes under an open market repurchase program. The transactions resulted in a gain on extinguishment of debt of approximately $243 million during the nine months ended September 30, 2026 recorded in other income (expenses), net in the consolidated statement of operations.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Assumed Cox Communications Indebtedness

The Company assumed approximately $11.8 billion in aggregate principal amount of Cox Communications’ senior secured notes with varying maturities. The Company applied business combination accounting to Cox Communications, and as a result, the debt assumed was adjusted to fair value using quoted market values as of the closing date. This fair value adjustment resulted in recognition of a net debt discount of approximately $1.7 billion. The quoted market value of a debt instrument is lower than the principal amount of debt when the market interest rates are higher than the stated interest rate of the debt. The debt discount is amortized to interest expense over the remaining life of the applicable debt.

In September 2026, $1.0 billion of Cox Communications debt was redeemed at maturity. No gain or loss was recorded on the debt redemption at maturity.

Cox Communications Notes

As a result of the Cox Transactions, the Cox Communications senior notes and debentures are guaranteed by CCO Holdings, Charter Operating and substantially all of the subsidiaries of Charter Operating (other than Cox Communications) and rank equally with the liens on the collateral securing obligations under the Company’s senior secured notes and credit facilities. Interest on each series of Cox Communications senior notes and debentures is payable semi-annually in arrears.

The Cox Communications indenture contains customary covenants relating to restrictions on the ability of Cox Communications or any of its restricted subsidiaries to incur liens securing indebtedness for borrowed money and on the ability of Cox Communications to consolidate, merge or convey or transfer substantially all of its assets. The Cox Communications indentures also contain customary events of default.

The Cox Communications senior notes and debentures may be redeemed in whole or in part at any time at Cox Communications’ option at a redemption price equal to the greater of (i) all of the applicable principal amount being redeemed and (ii) the sum of the present values of the remaining scheduled payments on the applicable Cox Communications senior notes discounted to the redemption date on a semi-annual basis, at a comparable government bond rate plus a designated number of basis points as further described in the indenture and the applicable note or supplemental indenture, plus, in each case, accrued but unpaid interest to, but not including, the redemption date.

Assumed Liberty Broadband Indebtedness

In connection with the Liberty Broadband Transaction, the Company assumed approximately $1.2 billion of Liberty Broadband debt consisting of a $359 million note payable to Charter issued in May 2026 and $844 million net short-term debt. After closing of the Liberty Broadband Transaction, the Company net settled the note payable issued by Charter and repaid the net short-term debt.

7.    Equipment Installment Plan Financing Facility
CCO EIP Financing, LLC (the “SPV Borrower”), a bankruptcy remote special purpose vehicle and consolidated subsidiary of the Company, is the borrower of a senior secured revolving credit facility to finance the purchase of equipment installment plan receivables (“EIP Receivables”) with a number of financial institutions (the “EIP Financing Facility”).

The revolving credit facility under the EIP Financing Facility bears interest on the outstanding borrowings based on lenders’ cost of funds plus an applicable margin and was 4.86% and 5.14% as of September 30, 2026 and December 31, 2025, respectively. The EIP Financing Facility has a final maturity date of November 3, 2030, comprised of a twelve-month revolving loan period subject to renewal, and if not renewed, cash flows on EIP Receivables are applied to amortize the loan which may occur over a period of up to three years. SPV Borrower may borrow up to $2.6 billion under the EIP Financing Facility. As of September 30, 2026 and December 31, 2025, the carrying value of the EIP Financing Facility was $1.7 billion and $1.4 billion, respectively, and is included in the Company’s consolidated balance sheets.

The SPV Borrower’s sole business consists of the purchase or acceptance through capital contributions of the EIP Receivables from Spectrum Mobile Equipment, LLC (the sole direct parent entity of SPV Borrower that originates the EIP Receivables) and the subsequent retransfer of or granting of a security interest in such EIP Receivables to the administrative agent under the EIP

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Financing Facility. The SPV Borrower is a separate legal entity with its own separate creditors who will be entitled, upon its liquidation, to be satisfied out of the SPV Borrower’s assets prior to any assets or value in the SPV Borrower becoming available to the SPV Borrower’s equity holders, and the assets of the SPV Borrower are not available to pay creditors of any other affiliate of the Company.

The EIP Financing Facility is accounted for on a consolidated basis as a secured borrowing. As of September 30, 2026 and December 31, 2025, pledged EIP Receivables with an unpaid principal balance of $2.4 billion and $2.2 billion, respectively, included in accounts receivable, net and other noncurrent assets, and restricted cash of $43 million and $121 million, respectively, included in prepaid expenses and other current assets, are held by the SPV Borrower and reflected in the Company’s consolidated balance sheets. Receipts from mobile customers related to the underlying EIP Receivables are reflected as cash flows from operating activities and borrowings and repayments under the EIP Financing Facility are reflected as cash flows from financing activities in the Company’s consolidated statements of cash flows.

8.    Common Stock

Charter’s Class A common stock, Class B common stock and Class C common stock are identical except with respect to certain voting, transfer and conversion rights. Holders of Class A common stock are entitled to one vote per share. Charter’s Class B common stock represents the share issued to A/N and Charter’s Class C common stock represents the share issued to Cox Equity Holdings. One share of Charter’s Class B common stock has a number of votes reflecting the voting power of the Charter Holdings common units held by A/N as of the applicable record date on an as-exchanged basis, and is generally intended to reflect A/N’s economic interests in Charter Holdings. One share of Charter’s Class C common stock has a number of votes reflecting the voting power of the Charter Holdings common units and the Charter Holdings convertible preferred units held by Cox Equity Holdings as of the applicable record date on an as-converted, as-exchanged basis, and is generally intended to reflect Cox Equity Holdings’ economic interests in Charter Holdings.

The following table summarizes our shares outstanding for the nine months ended September 30, 2026 and 2025:

	Class A Common Stock	Class B Common Stock	Class C Common Stock
BALANCE, December 31, 2024	141,946,426	1	—
Exercise of stock options	339,696	—	—
Restricted stock issuances, net of cancellations	11,539	—	—
Restricted stock unit vesting	692,439	—	—
Purchase of treasury stock	(13,580,734)	—	—
BALANCE, September 30, 2025	129,409,366	1	—

BALANCE, December 31, 2025	126,631,549	1	—
Issuance of shares in Liberty Broadband Transaction	33,869,616	—	—
Repurchase of shares in Liberty Broadband Transaction	(38,583,663)	—	—
Issuance of share to Cox Equity Holdings in the Cox Transactions	—	—	1
Exercise of stock options	1,817,517	—	—
Restricted stock issuances, net of cancellations	20,583	—	—
Restricted stock unit vesting	1,036,633	—	—
Stock issuances pursuant to employee stock purchase plan	138,253	—	—
Purchase of treasury stock	(10,476,268)	—	—
BALANCE, September 30, 2026	114,454,220	1	1

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The following represents the Company's purchase of Charter Class A common stock (excluding the Liberty Broadband Transaction) and the effect on the consolidated statements of cash flows during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Shares	$	Shares	$	Shares	$	Shares	$
Share buybacks	139,807	$19	7,298,058	$2,099	8,424,447	$1,820	13,135,958	$4,273
Income tax withholding	11,715	2	53,912	14	401,840	79	275,312	93
Exercise cost	—	—	7,718	—	1,649,981	—	169,464	—
	151,522	$21	7,359,688	$2,113	10,476,268	$1,899	13,580,734	$4,366

Share buybacks above include shares of Charter Class A common stock purchased from Liberty Broadband (excluding the Liberty Broadband Transaction) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of shares purchased	139,807	893,798	2,947,397	2,528,059
Amount of shares purchased	$19	$300	$614	$900

As of September 30, 2026, Charter had remaining board authority to purchase an additional $836 million of Charter’s Class A common stock and/or Charter Holdings common units. The Company also withholds shares of its Class A common stock in payment of income tax withholding owed by employees upon vesting of equity awards as well as exercise costs owed by employees upon exercise of stock options.

In 2025, Charter’s board of directors approved the retirement of the then currently held treasury stock and those shares were retired as of December 31, 2025. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders’ equity.

9.    Noncontrolling Interests

Noncontrolling interests represent consolidated subsidiaries of which the Company owns less than 100%. The Company is a holding company whose principal asset is a controlling equity interest in Charter Holdings, the indirect owner of the Company’s cable systems. Noncontrolling interests on the Company’s balance sheet consist primarily of A/N’s and Cox Equity Holdings’ equity interests in Charter Holdings, which are comprised of a common ownership interest as well as Cox Equity Holdings’ convertible preferred ownership interest. The Charter Holdings common units and convertible preferred units are recorded in noncontrolling interests as permanent equity on the consolidated balance sheets.

In connection with the closing of the Cox Transactions, Charter Holdings issued 60 million convertible preferred units to Cox Equity Holdings with a face amount of $6.0 billion that pay a 6.875% annual preferred dividend. The 6.875% annual preferred dividend is paid quarterly in cash, if and when declared, provided that, if dividends are suspended at any time, the dividends will accrue until they are paid. The Charter Holdings convertible preferred units are convertible into approximately 12.6 million Charter Holdings common units, with an initial conversion price of $477.41, subject to certain adjustments. The Charter Holdings common units are exchangeable by the holder, in certain circumstances, for cash or, at the election of Charter, Charter Class A common stock on a one-for-one basis, subject to certain adjustments. After August 19, 2031, Charter may redeem the convertible preferred units if the price of Charter Class A common stock exceeds 130% of the conversion price.

In connection with the closing of the Cox Transactions, Charter Holdings also issued approximately 33.6 million common units to Cox Equity Holdings, which are exchangeable by the holder, in certain circumstances, for cash or, at the election of Charter, Charter Class A common stock on a one-for-one basis, subject to certain adjustments. Net income of Charter Holdings

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

attributable to Cox Equity Holdings’ common noncontrolling interest for financial reporting purposes is based on the weighted average effective common ownership interest of approximately 21% for the three and nine months ended September 30, 2026.

Net (income) loss of Charter Holdings attributable to A/N’s common noncontrolling interest for financial reporting purposes is based on the weighted average effective common ownership interest and was approximately 11% up until the closing of the Cox Transactions and is approximately 9% after closing of the Cox Transactions.

Net (income) loss attributable to noncontrolling interest in the consolidated statements of operations consisted of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (income) loss of Charter Holdings attributable to A/N’s common noncontrolling interest	$436	$(179)	$5	$(564)
Net income of Charter Holdings attributable to Cox Equity Holdings’ common noncontrolling interest	(85)	—	(85)	—
Preferred dividend on Charter Holdings convertible preferred units	(48)	—	(48)	—
Other	(1)	—	(2)	(1)
	$302	$(179)	$(130)	$(565)

The following table represents Charter Holdings' purchase of Charter Holdings common units from A/N and the effect on total shareholders' equity during the three and nine months ended September 30, 2025. Charter Holdings did not purchase any Charter Holdings common units from A/N during the three and nine months ended September 30, 2026.

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Number of units purchased	312,960	996,296
Purchase of noncontrolling interest	$121	$373
Carrying value of noncontrolling interest purchased	$(88)	$(273)
Excess purchased recorded to additional paid-in-capital, net of tax	$(25)	$(75)

Total shareholders' equity was also adjusted during the three and nine months ended September 30, 2026 and 2025 due to new partnership formation and changes in Charter Holdings' ownership as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Change in noncontrolling interest	$3,242	$(2)	$3,316	$(40)
Change in additional paid-in-capital, net of tax	$(2,441)	$1	$(2,497)	$30

For the three and nine months ended September 30, 2026, the decrease in additional paid-in-capital is net of $801 million and $819 million, respectively, of deferred income taxes as a result of adjusting the carrying amounts of controlling and noncontrolling interest to reflect the relative effective common ownership interest in Charter Holdings.

10.     Accounting for Derivative Instruments and Hedging Activities

Cross-currency derivative instruments are used to manage foreign exchange risk on the Sterling Notes by effectively converting £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The fair value of the Company's

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

cross-currency derivatives, which are classified within Level 2 of the valuation hierarchy, was $387 million and $406 million and is included in other long-term liabilities on its consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

The effects of financial instruments are recorded in other income (expenses), net in the consolidated statements of operations and consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Change in fair value of cross-currency derivative instruments	$54	$(72)	$19	$39
Foreign currency remeasurement of Sterling Notes to U.S. dollars	(1)	37	26	(119)
Gain (loss) on financial instruments, net	$53	$(35)	$45	$(80)

11.    Revenues

The Company’s revenues by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Internet	$6,395	$5,971	$18,023	$17,870
Mobile service	1,134	954	3,281	2,789
Connectivity	7,529	6,925	21,304	20,659
Video	3,292	3,389	9,693	10,457
Voice	340	332	1,009	1,034
Residential revenue	11,161	10,646	32,006	32,150

Legacy Charter small business	1,090	1,088	3,284	3,272
Legacy Charter mid-market & large business	762	747	2,272	2,221
Legacy Cox Communications business	397	—	397	—
Commercial revenue	2,249	1,835	5,953	5,493

Advertising sales	460	356	1,234	1,067
Other	1,052	835	2,852	2,463
	$14,922	$13,672	$42,045	$41,173

As of September 30, 2026 and December 31, 2025, accounts receivable, net on the consolidated balance sheets includes approximately $1.4 billion and $1.3 billion of current equipment installment plan receivables, respectively, and other noncurrent assets includes approximately $1.3 billion and $1.1 billion of noncurrent equipment installment plan receivables, respectively.

12.     Segment Reporting

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

As a single reportable segment entity, the Company’s segment performance measure is net income attributable to Charter shareholders. See Note 11 for a description of the Company's disaggregated revenues by product line. Significant segment expenses are presented in the Company’s consolidated statements of operations. Additional disaggregated significant segment expenses on a functional basis, that are not separately presented on the Company’s consolidated statements of operations, are presented below.

Operating Costs and Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Programming	$2,129	$2,184	$6,252	$6,739
Other costs of revenue	2,108	1,677	5,710	4,912
Field and technology operations	1,520	1,329	4,091	3,903
Customer operations	824	798	2,375	2,347
Marketing and residential sales	1,034	976	2,880	2,883
Stock compensation expense (see Note 13)	177	151	518	530
Transition expenses	76	4	165	4
Other expense	1,288	1,143	3,543	3,368
	$9,156	$8,262	$25,534	$24,686

Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand and pay-per-view programming. Other costs of revenue include costs directly related to providing Internet, mobile, video and voice services including mobile device costs, payments to franchise and regulatory authorities, payments for sports, local and news content produced by the Company and direct costs associated with the Company’s commercial and advertising businesses. Also included in other costs of revenue are content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games, which are recorded as games are exhibited over the contract period. Field and technology operations costs include indirect costs incurred to manage the Company's inside and outside cable network, including labor for the non-capitalizable portion of customer installations and service and repairs. Customer operations costs include call center labor costs for customer care, billing costs, bad debt expense, and collections. Marketing and residential sales costs represent the costs of marketing residential and business Internet, mobile, video and voice services and costs to sell to current and potential non-bulk residential customers, including labor cost. Transition expenses represent incremental costs incurred for the integration of Cox Communications’ operations and to bring systems and processes into a uniform operating structure. Other expense includes corporate overhead costs, as well as certain indirect costs associated with commercial, advertising sales, networks and multi-dwelling units, including related sales expenses.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Other Operating Expenses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restructuring costs	$149	$87	$152	$142
Special charges, net	31	(8)	69	(3)
Merger and acquisition costs	158	21	181	65
Loss on sale or retirement of assets, net	7	19	9	119
	$345	$119	$411	$323

Restructuring costs primarily represents employee termination costs, lease termination costs and other exit costs related to organization restructuring. Special charges, net primarily includes net amounts of litigation settlements. Merger and acquisition costs represent costs incurred primarily in connection with the Cox Transactions, such as advisory, legal and other transaction costs. Loss on sale or retirement of assets, net includes a $90 million impairment on non-strategic assets during the nine months ended September 30, 2025.

Other Income (Expenses), Net

Other income (expenses), net consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss on equity investments, net	$(86)	$(78)	$(229)	$(282)
Gain (loss) on financial instruments, net (see Note 10)	53	(35)	45	(80)
Gain (loss) on extinguishment of debt, net (see Note 6)	1,391	(28)	1,630	(28)
Net periodic pension benefit	7	12	7	12
	$1,365	$(129)	$1,453	$(378)

13.     Stock Compensation Plans

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	4,177,800	35,300	6,608,900	1,482,600
Restricted stock	5,300	—	20,600	11,500
Restricted stock units	3,652,800	21,600	5,830,100	1,205,100

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

As of September 30, 2026, total unrecognized compensation remaining to be recognized in future periods totaled $428 million for stock options, $956 million for restricted stock units and $3 million for restricted stock and the weighted average period over which they are expected to be recognized is two years for stock options and restricted stock units and seven months for restricted stock.

14.    Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to Charter shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the impact of potentially dilutive securities using the treasury stock and if-converted methods and is based on the weighted average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock units, restricted stock, equity awards with market conditions and Charter Holdings common units and convertible preferred units. Basic loss per common share equals diluted loss per common share for the three months ended September 30, 2026 because the Company incurred a net loss during that period. Charter Holdings weighted average common units of 5 million and weighted average convertible preferred units of 2 million held by Cox Equity Holdings for the nine months ended September 30, 2026, and Charter Holdings weighted average common units held by A/N of 16 million for each of the three and nine months ended September 30, 2025, were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

The following is the computation of diluted earnings per common share for the periods presented.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2026	2025
Numerator:
Net income attributable to Charter shareholders	$1,137	$58	$3,655
Effect of dilutive securities:
Charter Holdings common units held by A/N	—	(5)	—
Net income attributable to Charter shareholders after assumed conversions	$1,137	$53	$3,655

Denominator:
Weighted average common shares outstanding, basic	133,763,886	120,820,024	137,825,025
Effect of dilutive securities:
Weighted average Charter Holdings common units held by A/N	—	15,511,283	—
Assumed exercise or issuance of shares relating to stock plans	2,631,247	1,217,542	3,001,276
Weighted average common shares outstanding, diluted	136,395,133	137,548,849	140,826,301

Basic earnings per common share attributable to Charter shareholders	$8.50	$0.48	$26.52
Diluted earnings per common share attributable to Charter shareholders	$8.34	$0.38	$25.95

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

15.    Related Party Transactions

Upon closing of the Cox Transactions and Liberty Broadband Transaction, certain additional related agreements were entered into as follows:

•the Third Amended and Restated Stockholders Agreement (the “Amended Stockholders Agreement”), by and among Charter, Cox Enterprises, Cox Equity Holdings and A/N, which amends and restates the Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Charter, A/N and Liberty Broadband;
•a letter agreement, by and among Charter, Charter Holdings and Cox Enterprises, regarding Cox Enterprises’ participation in share repurchases by Charter;
•a letter agreement, by and among Charter, Charter Holdings and A/N, regarding A/N’s participation in share repurchases by Charter;
•the Second Amended and Restated Limited Liability Company Agreement of Charter Holdings, by and among Charter, Cox Equity Holdings, A/N and the other parties thereto, which amends and restates the Amended and Restated Limited Liability Company Agreement of Charter Holdings, dated as of May 18, 2016, by and among Charter, Charter Holdings, A/N and the other parties thereto;
•the Amended and Restated Tax Receivables Agreement, by and among Charter, Cox Equity Holdings, A/N and the other parties thereto, which amends and restates the Tax Receivables Agreement, dated as of May 18, 2016, by and among Charter, A/N and the other parties thereto;
•the Amended and Restated Exchange Agreement, by and among Charter, Cox Enterprises, Cox Equity Holdings, A/N and the other parties thereto, which amends and restates the Exchange Agreement, dated as of May 18, 2016, by and among Charter, A/N and the other parties thereto; and
•the Amended and Restated Registration Rights Agreement, by and among Charter, Cox Enterprises, Cox Equity Holdings and A/N, which amends and restates the Registration Rights Agreement, dated as of May 18, 2016, by and among Charter, A/N, Liberty Broadband and the other parties thereto.

Pursuant to the Amended Stockholders Agreement, the size of the board of directors of Charter (the “Board”) is thirteen directors. Each of Cox Enterprises and A/N are entitled to designate up to three nominees to be elected to the Board, provided that each maintains certain specified voting or equity ownership thresholds. Upon closing of the Cox Transactions and Liberty Broadband Transaction, the Liberty Broadband director designees resigned from the Board, A/N’s director designees continued to serve on the Board and Cox Enterprises’ three designees were appointed to the Board. Cox Enterprises and A/N also have certain committee designation rights, subject to applicable stock exchange rules and certain specified voting or equity ownership thresholds, and other governance rights. Additionally, the Amended Stockholders Agreement provides that each of Cox Enterprises and A/N are subject to certain limits on acquisitions of equity securities of Charter (30% in the case of Cox Enterprises; 19% in the case of A/N). In addition, any shares owned by Cox Enterprises or A/N in excess of its applicable voting cap (30% in the case of Cox Enterprises; 15% in the case of A/N) must be voted in proportion to the public stockholders of Charter, other than with respect to certain specified matters. Pursuant to the Amended Stockholders Agreement, each of Cox Enterprises and A/N are subject to certain standstill provisions and are not permitted to form a group, within the meaning of Regulation 13D, with each other or otherwise have arrangements or understandings concerning Charter except as otherwise permitted by the Amended Stockholders Agreement. Pursuant to the Amended Stockholders Agreement, each of Cox Enterprises and A/N are entitled to preemptive rights to maintain their respective percentage equity ownership of Charter in certain specified circumstances and to the extent that each maintains certain specified thresholds of equity ownership in Charter. Each of Cox Enterprises and A/N are subject to certain restrictions on their ability to sell, transfer or dispose of their Charter securities. The rights of each of Cox Enterprises and A/N under the Amended Stockholders Agreement will generally terminate as such party falls below certain equity ownership thresholds, subject to certain grace periods during which such party can return its ownership or voting interest to the applicable threshold.

Pursuant to the Amended Stockholders Agreement, (i) Alexander C. Taylor, Chairman and Chief Executive Officer of Cox Enterprises, serves as the Chairman of the Board for an initial three-year term from the closing of the Cox Transactions (unless Mr. Taylor ceases to serve as a member of the Board prior thereto) and (ii) the lead independent director of the Board is Eric L. Zinterhofer. Following Mr. Taylor’s term as Chairman, the Board will return to its normal annual process. Additionally, following Mr. Taylor’s term as Chairman, Christopher L. Winfrey, the Chief Executive Officer of Charter, will serve as Chairman of the Board; provided that if Mr. Winfrey is no longer a member of the Board or is unwilling to serve as Chairman, then Mr. Zinterhofer instead will serve as Chairman (subject to his continued membership on the Board and willingness to serve).

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter”), through its Spectrum brand, is the leading Internet and video provider in the nation and the fastest growing mobile company in our footprint, with services available to more than 70 million homes and businesses across 45 states.

Charter is a holding company whose principal asset is a controlling equity interest in Charter Communications Holdings, LLC (“Charter Holdings”), an indirect owner of Charter Communications Operating, LLC (“Charter Operating”) under which substantially all of the operations reside. At the closing of the Cox Transactions (as defined below), the limited liability company agreement of Charter Holdings was amended and restated by and among Charter, Advance/Newhouse Partnership (“A/N”), Cox Communications Equity Holdings, Inc. (“Cox Equity Holdings”), a wholly owned subsidiary of Cox Enterprises, Inc. (“Cox Enterprises”), and the other parties thereto. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Cox Transactions

On August 19, 2026, the transactions contemplated by the Transaction Agreement, dated May 16, 2025, by and among Charter, Charter Holdings, and Cox Enterprises were completed (the “Cox Transactions”). In the Cox Transactions, Charter acquired Cox Communications, Inc.'s (“Cox Communications”) residential cable business, which was contributed to Charter Holdings in exchange for Charter Holdings common units, Charter Holdings convertible preferred units and cash, and Cox Communications' commercial fiber and managed IT and cloud services businesses, which Charter purchased for cash. Cox Equity Holdings received a noncontrolling interest in Charter Holdings and one share of a new class of Charter voting stock. See Note 2 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Liberty Broadband Transaction

On August 19, 2026, the transactions contemplated by the Agreement and Plan of Merger, dated November 12, 2024, by and among Charter, Liberty Broadband Corporation (“Liberty Broadband”), Fusion Merger Sub 1, LLC, a wholly owned subsidiary of Charter, and Fusion Merger Sub 2, Inc., a wholly owned subsidiary of Fusion Merger Sub 1, LLC, were completed (the “Liberty Broadband Transaction”). See Note 3 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Overview

With the closing of the Cox Transactions, we added approximately 5.4 million residential customers becoming the nation’s leading Internet and video provider, passing more than 70 million homes and businesses across the United States. In September 2026, we began offering the full suite of Spectrum residential and small business products across the Cox Communications footprint.

The competitive environment continued to challenge our Internet customer growth in the third quarter of 2026 with legacy Charter losing 156,000 Internet customers. Legacy Charter mobile lines grew by 440,000, and video customer losses improved compared to the prior year period, reflecting improvements to our video product offering.

In November 2026, we announced a new operating model focused on returning to growth, principally by winning more Internet customers, and becoming a simpler and more efficient organization.

To return to growth, we are reformulating our consumer proposition and go-to-market approach to increase Internet connects through simpler, more transparent offers, modified sales channel capabilities and the layering of mobile and video into our Internet offerings. We also intend to reduce churn through reconfigured promotional and retail offers and a more disciplined focus on the drivers of customer service calls, including continued investment in technology. We seek to maintain or increase average revenue per customer at connect and over the course of the customer relationship while returning to customer growth.

To become more efficient, we are redesigning how we operate our business to reduce complexity and focusing resources on activities that contribute most directly to growth. In addition to the more than $1 billion of annualized run-rate operating expense synergies we anticipate from the Cox Transactions, we are targeting an additional $2 billion of annualized run-rate operating expense savings over the next 18 months. We expect the savings to come primarily from eliminating projects that do not contribute to Internet growth, reducing management layers and obtaining better speed, quality and pricing from a more focused and narrowed set of vendors. We cannot provide assurance that we will achieve these synergies or savings in the amounts or timing we expect, or at all.

We currently offer Spectrum Internet speeds up to 1 Gbps across our entire footprint and multi-gigabit speeds in a portion of our footprint. Our network evolution initiative is designed to deliver symmetrical and multi-gigabit speeds across our entire footprint with convergence everywhere we operate. We spent $292 million and $1.1 billion on our subsidized rural construction initiative during the three and nine months ended September 30, 2026, respectively, and activated approximately 116,000 and 332,000 subsidized rural passings, respectively.

We realized revenue, Adjusted EBITDA and income (loss) from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Revenues	$14,922	$13,672	9.1%	$42,045	$41,173	2.1%
Adjusted EBITDA	$5,943	$5,561	6.9%	$17,029	$17,017	0.1%
Income (loss) from operations	$(3,526)	$3,131	(212.6)%	$2,745	$9,647	(71.5)%

Adjusted EBITDA is defined as net income (loss) attributable to Charter shareholders plus net (income) loss attributable to noncontrolling interest, interest expense, net, income taxes, depreciation and amortization, impairment of franchises, stock compensation expense, other income (expenses), net and other operating (income) expenses, net, such as restructuring costs, special charges, merger and acquisition costs and (gain) loss on sale or retirement of assets. See “Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.

Total revenues increased $1.3 billion and $872 million during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to the Cox Transactions which increased revenues by $1.4 billion. Excluding the Cox Transactions, total revenues decreased $118 million and $496 million during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to a higher seamless entertainment allocation and lower customer relationships, partly offset by mobile line growth.

Adjusted EBITDA increased $382 million and $12 million during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to the Cox Transactions. Excluding the Cox Transactions, Adjusted EBITDA decreased primarily due to lower legacy Charter revenue and higher transition expenses incurred as we integrate Cox Communications. Income (loss) from operations was further impacted by an impairment on franchises, higher depreciation and amortization and merger and acquisition costs incurred in connection with the closing of the Cox Transactions.

The following table summarizes our customer statistics for connectivity, Internet, mobile, video and voice as of September 30, 2026 and 2025 (in thousands except per customer data and footnotes).

	Approximate as of
	September 30,
	2026 (a)	2025 (a)
Customer Relationships (b)
Residential	34,476	29,734
Small Business (c)	2,215	2,239
Total Customer Relationships	36,691	31,973

Monthly Residential Revenue per Residential Customer (d)	$117.12	$119.16
Monthly Small Business Revenue per Small Business Customer (c)(e)	$163.74	$161.97

Connectivity (f)
Residential	33,294	28,658
Small Business (c)	2,064	2,077
Total Connectivity Customers	35,358	30,735

Internet
Residential	32,289	27,760
Small Business (c)	2,025	2,039
Total Internet Customers	34,314	29,799

Mobile Lines (g)
Residential	12,992	10,964
Small Business (c)	460	374
Total Mobile Lines	13,452	11,338

Video (h)
Residential	13,298	12,023
Small Business (c)	503	538
Total Video Customers	13,801	12,561

Voice
Residential	4,952	4,967
Small Business (c)	1,191	1,219
Total Voice Customers	6,143	6,186

After giving effect to the Cox Transactions described above, residential customer statistics would have been the following as of September 30, 2025 (in thousands):

Customer Relationships (b)	35,419
Connectivity (f)	34,084
Internet	33,173
Mobile Lines (g)	11,282
Video (h)	13,519
Voice	5,730

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account in accordance with our collection policies. On that basis, as of September 30, 2026 and 2025, customers include approximately 101,800 and 87,100 customers, respectively, whose accounts were over 60 days past due, approximately 11,700 and 10,500 customers, respectively, whose accounts were over 90 days past due and approximately 17,700 and 13,200 customers, respectively, whose accounts were over 120 days past due. Past due accounts as of September 30, 2025 are for legacy Charter only.
(b)Customer relationships include the number of customers that receive one or more levels of service, encompassing Internet, mobile, video and voice services, without regard to which service(s) such customers receive. Customers who reside in residential multiple dwelling units (“MDUs”) and that are billed under bulk contracts are counted based on the number of billed units within each bulk MDU. Total customer relationships exclude legacy Charter mid-market & large business customer relationships and legacy Cox Communications business customers.
(c)Small business customer statistics reflect data for legacy Charter customers only.
(d)Monthly residential revenue per residential customer is calculated as legacy Charter total residential quarterly revenue divided by three divided by legacy Charter average residential customer relationships during the respective quarter.
(e)Monthly small business revenue per small business customer is calculated as total small business quarterly revenue divided by three divided by average small business customer relationships during the respective quarter.
(f)Connectivity customers represent all customers receiving our Internet and/or mobile connectivity services.
(g)Mobile lines include phones and tablets which require one of our standard rate plans (e.g., "Unlimited" or "By the Gig"). Mobile lines exclude wearables and other devices that do not require standard phone rate plans.
(h)Video customers only include customers that purchase traditional or streaming linear video packages and exclude customers that only purchase streaming applications.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K. There have been no material changes to the critical accounting policies and estimates described in our Form 10-K, except as set forth below.

Valuation and impairment of franchises and goodwill

During the third quarter of 2026, we determined that the sustained decline in Charter’s stock price was a triggering event requiring an interim quantitative impairment analysis of our franchises and goodwill as of July 31, 2026. See Note 4 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Fair value was estimated using unobservable inputs that require significant judgment. The most significant are the projected enterprise cash flows, the portion of those cash flows attributable to franchises based upon customer growth and attrition, and discount rates. Projected cash flows reflect assumptions about customer growth and attrition, pricing, programming and other operating costs, and capital investment requirements and are generally consistent with market assumptions and analyst consensus. The discount rate is based on a market participant's weighted average cost of capital. The determination of fair value also required significant judgment regarding the fair value of property, plant and equipment and the associated contributory asset charges. Changes in these assumptions could materially impact the amount of excess earnings attributed to the franchises and the resulting estimate of fair value.

We tested legacy Charter’s two franchise units of accounting and recorded a pre-tax non-cash franchise impairment charge of $6.3 billion related to one franchise unit of accounting. The franchise impairment reflects both the impact of updated financial projections with reduced estimated future cash flows reflecting lower estimates for future customer and revenue growth, given recent results and market perception of risk, and higher values attributable to the replacement cost of fixed assets given global market inflationary pressure for certain network components. Also, in connection with the quantitative analysis performed, we concluded that the fair value of the other franchise unit of accounting exceeded its carrying amount by approximately 8% and no impairment was recorded. The impairment analysis is sensitive to changes in discount rates. Holding all other assumptions constant, a 50-basis point increase in the discount rate would result in the fair value of the franchise unit that was not impaired approximating its carrying amount, while increasing the impairment charge recorded for the other franchise unit by approximately $1.9 billion.

In connection with the quantitative analysis performed on goodwill as of July 31, 2026, and after giving effect to the franchise impairment discussed above, we concluded that the fair value of our reporting unit substantially exceeded our carrying value and no impairment was recorded.

We considered Charter’s market capitalization and other available market information when evaluating the reasonableness of our fair value conclusions. We may record additional impairments in future periods should estimated future cash flows decline, discount rates increase or Charter’s stock price continues to decline, indicating fair values may have fallen below carrying values. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates, which could materially impact the determination of fair value or impairment, or both.

Business Combinations

We applied business combination accounting to the Cox Transactions, which closed on August 19, 2026. Due to the timing of the acquisition, the valuation of the assets acquired and liabilities assumed has not yet been finalized. The final amounts could differ materially from the preliminary estimates, and any adjustments would change depreciation and amortization expense in future periods. Any necessary adjustments from our preliminary estimates will be finalized within one year from the date of acquisition. Measurement period adjustments will be recorded in the period in which they are determined, as if they were completed at the acquisition date.

The most significant judgments are the fair values assigned to franchises and to customer relationships and the allocation between them, because franchises are not amortized while customer relationships are amortized over their estimated useful lives. Critical estimates used in valuing these assets include the amount and timing of expected future cash flows, the cash flows attributable to the franchises based upon customer growth and attrition rates, useful lives and discount rates. Critical estimates are also used in determining the fair value of property, plant and equipment including replacement cost estimates, asset economic life, as well as functional or economic obsolescence. We also estimated the fair value of the equity consideration issued, comprised of Charter Holdings common units measured by reference to the closing price of Charter Class A common stock on the acquisition date and Charter Holdings convertible preferred units measured using a binomial lattice model.

Because the franchises acquired in the Cox Transactions were recorded at fair value as of the acquisition date, their carrying values approximate fair value and would be exposed to impairment upon any subsequent decline in estimated fair value. See “Valuation and impairment of franchises and goodwill” above.

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$14,922	$13,672	$42,045	$41,173

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	9,156	8,262	25,534	24,686
Depreciation and amortization	2,621	2,160	7,029	6,517
Impairment of franchises	6,326	—	6,326	—
Other operating expenses, net	345	119	411	323
	18,448	10,541	39,300	31,526
Income (loss) from operations	(3,526)	3,131	2,745	9,647

Other Income (Expenses):
Interest expense, net	(1,341)	(1,268)	(3,873)	(3,772)
Other income (expenses), net	1,365	(129)	1,453	(378)
	24	(1,397)	(2,420)	(4,150)

Income (loss) before income taxes	(3,502)	1,734	325	5,497
Income tax benefit (expense)	803	(418)	(137)	(1,277)
Consolidated net income (loss)	(2,699)	1,316	188	4,220
Less: Net (income) loss attributable to noncontrolling interests	302	(179)	(130)	(565)

Net income (loss) attributable to Charter shareholders	$(2,397)	$1,137	$58	$3,655

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$(20.50)	$8.50	$0.48	$26.52
Diluted	$(20.50)	$8.34	$0.38	$25.95

Weighted average common shares outstanding, basic	116,944,459	133,763,886	120,820,024	137,825,025
Weighted average common shares outstanding, diluted	116,944,459	136,395,133	137,548,849	140,826,301

Revenues. Total revenues increased $1.3 billion and $872 million during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 due to the Cox Transactions which increased revenues by $1.4 billion. Excluding the Cox Transactions, total revenues decreased $118 million and $496 million during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to a higher seamless entertainment allocation and lower customer relationships, partly offset by mobile line growth.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Internet	$6,395	$5,971	7.1%	$18,023	$17,870	0.9%
Mobile service	1,134	954	18.9%	3,281	2,789	17.6%
Connectivity	7,529	6,925	8.7%	21,304	20,659	3.1%
Video	3,292	3,389	(2.9)%	9,693	10,457	(7.3)%
Voice	340	332	2.6%	1,009	1,034	(2.4)%
Residential revenue	11,161	10,646	4.8%	32,006	32,150	(0.4)%

Legacy Charter small business	1,090	1,088	0.1%	3,284	3,272	0.3%
Legacy Charter mid-market & large business	762	747	2.1%	2,272	2,221	2.3%
Legacy Cox Communications business	397	—	n/a	397	—	n/a
Commercial revenue	2,249	1,835	22.6%	5,953	5,493	8.4%

Advertising sales	460	356	29.2%	1,234	1,067	15.7%
Other	1,052	835	26.0%	2,852	2,463	15.8%
	$14,922	$13,672	9.1%	$42,045	$41,173	2.1%

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2026 compared to three months ended September 30, 2025	Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Cox Transactions	$602	$602
Decrease in average residential legacy Charter Internet customers	(114)	(305)
Decrease related to rate	(64)	(144)
	$424	$153

Residential Internet customers increased by 4.5 million customers from September 30, 2025 to September 30, 2026. Excluding customers acquired in the Cox Transactions, residential Internet customers decreased by 553,000.

The increase in mobile service revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2026 compared to three months ended September 30, 2025	Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Cox Transactions	$16	$16
Increase in average residential legacy Charter mobile lines	141	452
Increase related to rate	23	24
	$180	$492

Residential mobile lines increased by approximately 2.0 million mobile lines from September 30, 2025 to September 30, 2026. Excluding customers acquired in the Cox Transactions, residential mobile lines increased by 1.6 million.

Video revenues consist primarily of revenues from video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The decrease in video revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2026 compared to three months ended September 30, 2025	Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Cox Transactions	$257	$257
Increase in seamless entertainment allocation	(178)	(533)
Decrease related to rate and product mix changes	(160)	(387)
Decrease in average residential legacy Charter video customers	(16)	(101)
	$(97)	$(764)

Seamless entertainment allocation represents costs allocated to programmer streaming applications and netted within video revenue. The increase in seamless entertainment allocation is due to growth in seamless entertainment applications and higher activations. The decrease related to rate and product mix was primarily due to a more unfavorable bundled revenue allocation and higher mix of lower priced video packages within our video customer base, partly offset by promotional rate step-ups and video rate adjustments that pass-through programming rate increases. Residential video customers increased by 1.3 million from September 30, 2025 to September 30, 2026. Excluding customers acquired in the Cox Transactions, residential video customers decreased by 40,000.

The change in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2026 compared to three months ended September 30, 2025	Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Cox Transactions	$27	$27
Decrease in average residential legacy Charter voice customers	(43)	(137)
Increase related to rate adjustments	24	85
	$8	$(25)

Residential wireline voice customers decreased by 15,000 customers from September 30, 2025 to September 30, 2026. Excluding customers acquired in the Cox Transactions, residential wireline voice customers decreased by 650,000.

The increase in legacy Charter small business revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2026 compared to three months ended September 30, 2025	Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Increase related to rate and product mix changes	$12	$37
Decrease in average small business customers	(10)	(25)
	$2	$12

Small business customers decreased by 24,000 from September 30, 2025 to September 30, 2026.

Legacy Charter mid-market & large business revenues increased $15 million and $51 million during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to an increase in Internet primary service units. Mid-market & large business primary service units increased 14,000 from September 30, 2025 to September 30, 2026.

Cox Communications business revenues represent legacy Cox Communications commercial revenue.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues increased $104 million and $167 million during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025 primarily due to an increase in political and streaming advertising revenue, partly offset by a decrease in linear advertising revenue. The Cox Transactions increased advertising sales revenues by $28 million during the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025.

Other revenues consist of revenue from mobile and video device sales, processing fees, regional sports and news channels (excluding intercompany charges or advertising sales on those channels), subsidy revenue, home shopping, wire maintenance fees and other miscellaneous revenues. Other revenues increased $217 million and $389 million during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to higher mobile device sales, partly offset by a one-time $45 million benefit during the nine months ended September 30, 2025. The Cox Transactions increased other revenues by $41 million during the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025.

Operating costs and expenses. The increase in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended September 30, 2026 compared to three months ended September 30, 2025	Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Programming	$(55)	$(487)
Other costs of revenue	431	798
Field and technology operations	191	188
Customer operations	26	28
Marketing and residential sales	58	(3)
Transition expenses	72	161
Other	171	163
	$894	$848

Programming costs were approximately $2.1 billion and $2.2 billion for the three months ended September 30, 2026 and 2025, representing 23% and 26% of total operating costs and expenses, respectively, and $6.3 billion and $6.7 billion for the nine months ended September 30, 2026 and 2025, representing 24% and 27% of total operating costs and expenses, respectively. Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand, and pay-per-view programming. Programming costs decreased primarily as a result of a $178 million and $533 million increase in costs allocated to seamless entertainment applications and netted within video revenue during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 as well as fewer video customers and a higher mix of lower cost video packages within our video customer base, partly offset by the Cox Transactions and contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent.

Other costs of revenue increased $431 million and $798 million during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to the Cox Transactions, higher mobile device sales and mobile service direct costs due to an increase in mobile lines as well as higher advertising sales costs given higher political revenue.

Field and technology operations increased $191 million and $188 million during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to the Cox Transactions.

Transition expenses represent incremental costs incurred to prepare for the integration of Cox Communications’ operations and to bring systems and processes into a uniform operating structure.

Other expense increased $171 million and $163 million during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to the Cox Transactions.

Depreciation and amortization. Depreciation and amortization expense increased $461 million and $512 million during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to additional depreciation and amortization related to the Cox Transactions, inclusive of the incremental amounts as a result of the higher fair values recorded in business combination accounting, as well as an increase in depreciation as a result of more recent capital expenditures, partly offset by certain assets becoming fully depreciated.

Impairment of franchises. Impairment of franchises of $6.3 billion recognized during the three and nine months ended September 30, 2026 represents the non-cash impairment of our indefinite-lived franchise intangible assets. See Note 4 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Other operating expenses, net. The change in other operating expenses, net is attributable to the following (dollars in millions):

	Three months ended September 30, 2026 compared to three months ended September 30, 2025	Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Restructuring costs	$62	$10
Special charges, net	39	72
Merger and acquisition costs	137	116
Loss on sale or retirement of assets, net	(12)	(110)
	$226	$88

See Note 12 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Interest expense, net. Net interest expense increased by $73 million and $101 million for the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to an increase of $39 million of interest expense associated with debt incurred to fund the Cox Transactions and $71 million associated with debt assumed in the Cox Transactions, partly offset by a $52 million gain on treasury rate locks entered into to hedge interest rate risk ahead of the financing to fund the Cox Transactions.

Other income (expenses), net. The change in other income (expenses), net is attributable to the following (dollars in millions):

	Three months ended September 30, 2026 compared to three months ended September 30, 2025	Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Loss on equity investments, net	$(8)	$53
Gain (loss) on financial instruments, net (see Note 10)	88	125
Gain (loss) on extinguishment of debt, net (see Note 6)	1,419	1,658
Net periodic pension benefit	(5)	(5)
	$1,494	$1,831

See Note 12 and the Notes referenced above to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Income tax benefit (expense). We recognized income tax benefit of $803 million and income tax expense of $137 million for the three and nine months ended September 30, 2026, respectively, and income tax expense of $418 million and $1.3 billion for the three and nine months ended September 30, 2025, respectively. The income tax benefit (expense) for the three and nine months ended September 30, 2026 includes approximately $1.6 billion of deferred tax benefit related to the impairment of franchises.

Net (income) loss attributable to noncontrolling interest. Net (income) loss attributable to noncontrolling interest for financial reporting purposes represents A/N’s portion of Charter Holdings’ net (income) loss based on its effective common unit ownership interest, and since the closing of the Cox Transactions, Cox Equity Holdings’ portion of Charter Holdings’ net (income) loss based on its effective common unit ownership interest and Charter Holdings 6.875% cash dividend to Cox Equity Holdings preferred unit holders. For more information, see Note 9 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income (loss) attributable to Charter shareholders. Net loss attributable to Charter shareholders was $2.4 billion during the three months ended September 30, 2026 and net income attributable to Charter shareholders was $58 million during the nine months ended September 30, 2026 and $1.1 billion and $3.7 billion during the three and nine months ended September 30, 2025, respectively, primarily as a result of the factors described above.

Use of Adjusted EBITDA and Free Cash Flow

We use certain measures that are not defined by U.S. generally accepted accounting principles (“GAAP”) to evaluate various aspects of our business. Adjusted EBITDA and free cash flow are non-GAAP financial measures and should be considered in addition to, not as a substitute for, net income (loss) attributable to Charter shareholders and net cash flows from operating activities reported in accordance with GAAP. These terms, as defined by us, may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA and free cash flow are reconciled to net income (loss) attributable to Charter shareholders and net cash flows from operating activities, respectively, below.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees which were $377 million and $1.1 billion for the three and nine months ended September 30, 2026, respectively, and $350 million and $1.1 billion for the three and nine months ended September 30, 2025, respectively.

A reconciliation of Adjusted EBITDA and free cash flow to net income (loss) attributable to Charter shareholders and net cash flows from operating activities, respectively, is as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to Charter shareholders	$(2,397)	$1,137	$58	$3,655
Plus: Net income (loss) attributable to noncontrolling interest	(302)	179	130	565
Interest expense, net	1,341	1,268	3,873	3,772
Income tax (benefit) expense	(803)	418	137	1,277
Depreciation and amortization	2,621	2,160	7,029	6,517
Impairment of franchises	6,326	—	6,326	—
(Gain) loss on extinguishment of debt	(1,391)	28	(1,630)	28
Stock compensation expense	177	151	518	530
Other, net	371	220	588	673
Adjusted EBITDA	$5,943	$5,561	$17,029	$17,017

Net cash flows from operating activities	$4,027	$4,480	$12,256	$12,316
Less: Purchases of property, plant and equipment	(3,027)	(3,051)	(8,753)	(8,324)
Change in accrued expenses related to capital expenditures	(326)	192	(488)	239
Free cash flow	$674	$1,621	$3,015	$4,231

Liquidity and Capital Resources

Recent Events

During the nine months ended September 30, 2026, we repurchased $1.2 billion in aggregate principal amount of various series of notes under an open market repurchase program for $1.0 billion in cash.

In August 2026, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.75 billion of 6.050% senior secured notes due February 2032 at a price of 99.839% of the aggregate principal amount, $1.0 billion of 6.600% senior secured notes due February 2034 at a price of 99.896% of the aggregate principal amount, $1.0 billion of 6.950% senior secured notes due August 2036 at a price of 99.937% of the aggregate principal amount and $1.0 billion of 7.850% senior secured notes due August 2056 at a price of 99.921% of the aggregate principal amount. The net proceeds were used to pay the cash consideration for the Cox Transactions and for general corporate purposes, including to repay certain indebtedness and to pay related fees and expenses.

In August 2026, Charter Operating, Charter Communications Operating Capital Corp. and Time Warner Cable, LLC (“TWC, LLC”) exchanged approximately $5.5 billion in aggregate principal amount of various series of senior secured notes for a combination of $622 million in cash and approximately $1.7 billion of 7.087% senior secured notes due September 2038 issued at par and approximately $1.7 billion of 7.337% senior secured notes due September 2041 issued at par.

In September 2026, $1.0 billion of Cox Communications debt was redeemed at maturity.

Overview

We have significant amounts of debt and require significant cash to fund principal and interest payments on our debt. The principal amount of our debt as of September 30, 2026 was $108.6 billion, consisting of $13.7 billion of credit facility debt, $68.2 billion of investment grade senior secured notes and $26.7 billion of high-yield senior unsecured notes. Our split credit rating allows us to access both the investment grade debt and the high yield debt markets. Additionally, our bankruptcy remote special purpose vehicle is the borrower of a senior secured revolving credit facility to finance the purchase of equipment installment plan receivables with a number of financial institutions (the “EIP Financing Facility”). As of September 30, 2026, the carrying value of the EIP Financing Facility was $1.7 billion. For more information on the EIP Financing Facility, see Note 7 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $674 million and $3.0 billion for the three and nine months ended September 30, 2026, respectively, and $1.6 billion and $4.2 billion for the three and nine months ended September 30, 2025, respectively. See the table below for factors impacting free cash flow during the three and nine months ended September 30, 2026 compared to the corresponding prior periods. As of September 30, 2026, the amount available under our credit facilities was approximately $2.4 billion and cash on hand was approximately $573 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender and exchange offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow, including investing in our business growth and other strategic opportunities, including expanding the capacity of our network, the expansion of our network through our rural broadband construction initiative, the build-out and deployment of our CBRS spectrum, and mergers and acquisitions as well as stock repurchases, dividends and debt reduction. Charter's leverage ratio of net debt to the last twelve months Adjusted EBITDA, when excluding transition expenses, was 3.93 times as of September 30, 2026. Charter plans to reduce its leverage ratio to 3.5 times net debt to Adjusted EBITDA within three years post-closing of the Cox and Liberty Broadband transactions. We currently expect to decrease the total amount of our indebtedness to achieve Charter’s target leverage.

Excluding purchases from Liberty Broadband discussed below, during the nine months ended September 30, 2026, Charter purchased in the public market approximately 5.5 million shares of Charter Class A common stock for approximately $1.2 billion, and during the three and nine months ended September 30, 2025, Charter purchased in the public market approximately 6.4 million and 10.6 million shares of Charter Class A common stock, respectively, for approximately $1.8 billion and $3.4 billion, respectively. Since the beginning of its buyback program in September 2016 through September 30, 2026, Charter has purchased approximately 188.1 million shares of Class A common stock and Charter Holdings common units for approximately $80.6 billion, including purchases from Liberty Broadband and A/N discussed below.

Prior to the consummation of the Liberty Broadband Transaction, during the three and nine months ended September 30, 2026, Charter purchased from Liberty Broadband 0.1 million and 2.9 million shares of Charter Class A common stock, respectively, for approximately $19 million and $614 million, respectively, and during the three and nine months ended September 30, 2025, Charter purchased from Liberty Broadband 0.9 million and 2.5 million shares of Charter Class A common stock, respectively, for approximately $300 million and $900 million, respectively.

In connection with the Cox Transactions, on August 19, 2026, Charter, Charter Holdings and A/N entered into a letter agreement (the “A/N Letter Agreement”) that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N or its affiliates or Cox Enterprises or its affiliates effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N or its affiliates or Cox Enterprises or its affiliates during such immediately preceding calendar month. The A/N Letter Agreement includes A/N’s election to continue to suspend its participation in repurchases under the A/N Letter Agreement until the time such suspension is revoked by A/N. During the three and nine months ended September 30, 2025, Charter Holdings purchased from A/N 0.3 million and 1.0 million Charter Holdings common units for approximately $121 million and $373 million, respectively. Charter Holdings did not purchase any Charter Holdings common units from A/N during the three and nine months ended September 30, 2026.

In connection with the Cox Transactions, on August 19, 2026, Charter, Charter Holdings and Cox Enterprises entered into a letter agreement, (the “Cox Letter Agreement”) that requires Cox Enterprises to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by Cox Enterprises and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than Cox Enterprises or its affiliates or A/N or its affiliates effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than Cox Enterprises or its affiliates or A/N or its affiliates during such immediately preceding calendar month. On September

28, 2026, Charter received a notice from Cox Enterprises pursuant to the Cox Letter Agreement, whereby Cox Enterprises notified Charter that they have elected to suspend their participation in repurchases until the time such suspension is revoked by Cox Enterprises. Charter Holdings did not purchase any Charter Holdings common units from Cox Enterprises during the three and nine months ended September 30, 2026.

Under the Second Amended and Restated Limited Liability Company Agreement of Charter Communications Holdings, LLC, dated as of August 19, 2026, by and among Charter, Cox Equity Holdings, A/N and the other parties thereto (the “LLC Agreement”), in certain circumstances including where A/N or Cox Equity Holdings elects not to participate in redemptions by Charter Holdings because such participation would cause A/N’s equity interest in Charter to be less than 9.2% or Cox Equity Holdings’ equity interest in Charter to be less than 20.2%, A/N or Cox Equity Holdings may, respectively and subject to certain conditions, elect to receive a tax loan from Charter Holdings on the terms set forth in the LLC Agreement.

As of September 30, 2026, Charter had remaining board authority to purchase an additional $836 million of Charter’s Class A common stock and/or Charter Holdings common units. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions.

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

Free Cash Flow

Free cash flow decreased $947 million and $1.2 billion during the three and nine months ended September 30, 2026, respectively, compared to the corresponding prior periods in 2025 due to the following (dollars in millions):

	Three months ended September 30, 2026 compared to three months ended September 30, 2025	Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Increase in Adjusted EBITDA	$382	$12
Decrease (increase) in capital expenditures	24	(429)
Decrease (increase) in cash paid for taxes, net	(378)	158
Increase in cash paid for interest, net	(125)	(188)
Changes in working capital, excluding mobile devices	(505)	(436)
Changes in working capital, mobile devices	(107)	(135)
Other, net	(238)	(198)
	$(947)	$(1,216)

Limitations on Distributions

Distributions by our subsidiaries to a parent company for payment of principal on parent company notes are restricted under CCO Holdings indentures governing CCO Holdings' indebtedness, unless there is no default under the applicable indenture, and unless CCO Holdings' leverage ratio test is met at the time of such distribution. As of September 30, 2026, there was no default under any of these indentures, and CCO Holdings met its leverage ratio test based on September 30, 2026 financial results. There can be no assurance that CCO Holdings will satisfy its leverage ratio test at the time of the contemplated distribution.

In addition to the limitation on distributions under the various indentures, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $573 million and $477 million in cash and cash equivalents as of September 30, 2026 and December 31, 2025, respectively. In addition, we held $43 million and $121 million in restricted cash included in prepaid and other current assets in our consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

Operating Activities. Net cash provided by operating activities decreased $60 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase in cash paid for interest and payments for merger and acquisition costs, partly offset by a decrease in cash paid for taxes.

Investing Activities. Net cash used in investing activities was $13.7 billion and $8.6 billion for the nine months ended September 30, 2026 and 2025, respectively. The increase in cash used was primarily due to the $4.2 billion cash portion of the purchase price in the Cox Transactions. In addition, investing activities increased due to an increase in capital expenditures and changes in accrued expenses related to capital expenditures.

Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2026 was primarily due to the issuance of $4.75 billion of senior secured notes to primarily finance the Cox Transactions, partially offset by the debt exchange transaction, purchases of treasury stock and repayment of $844 million of net short-term debt in connection with closing of the Liberty Transaction. Net cash used in financing activities during the nine months ended September 30, 2025 was primarily due to purchases of treasury stock and noncontrolling interest, partly offset by net borrowings of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $3.0 billion and $8.8 billion for the three and nine months ended September 30, 2026, respectively, and $3.1 billion and $8.3 billion for the three and nine months ended September 30, 2025, respectively.  The increase in capital expenditures during the nine months ended September 30, 2026 compared to the corresponding period in 2025 was primarily driven by higher spend on network evolution and an increase in customer premise equipment and support capital, partly offset by a decrease in line extensions. See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued expenses related to capital expenditures decreased by $488 million and increased by $239 million for the nine months ended September 30, 2026 and 2025, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three and nine months ended September 30, 2026 and

2025. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer premise equipment (a)	$670	$656	$1,992	$1,722
Scalable infrastructure (b)	341	425	987	1,089
Upgrade/rebuild (c)	741	484	2,073	1,336
Support capital (d)	549	449	1,433	1,234
Capital expenditures, excluding line extensions	2,301	2,014	6,485	5,381

Subsidized rural construction line extensions	292	580	1,108	1,590
Other line extensions	434	457	1,160	1,353
Total line extensions (e)	726	1,037	2,268	2,943
Total capital expenditures	$3,027	$3,051	$8,753	$8,324

Of which:
Commercial services	$376	$336	$955	$933
Subsidized rural construction initiative (f)	$292	$582	$1,110	$1,595
Mobile	$73	$77	$202	$189
Transition (g)	$33	$—	$70	$—

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Cross-currency derivative instruments are used to manage foreign exchange risk on the Sterling Notes by effectively converting £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The fair value of our cross-currency derivatives included in other long-term liabilities on our consolidated balance sheets was $387 million and $406 million as of September 30, 2026 and December 31, 2025, respectively. For more information, see Note 10 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

As of September 30, 2026 and December 31, 2025, the weighted average interest rate on the credit facility debt was approximately 5.4% and 5.6%, respectively, and the weighted average interest rate on the senior notes was approximately 5.3%

and 5.1%, respectively, resulting in a blended weighted average interest rate of 5.3% and 5.1%, respectively.  The interest rate on approximately 87% of the total principal amount of our debt was fixed as of September 30, 2026 and December 31, 2025.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of September 30, 2026 (dollars in millions):

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$—	$2,000	$5,874	$6,903	$6,550	$73,557	$94,884	$79,509
Average Interest Rate	—%	4.31%	4.77%	5.17%	4.31%	5.46%	5.29%

Variable Rate	$75	$305	$642	$280	$10,038	$2,350	$13,690	$13,113
Average Interest Rate	5.67%	6.18%	6.30%	6.18%	6.19%	7.02%	6.34%

Interest rates on variable-rate debt are estimated using the average implied forward Secured Overnight Financing Rate (“SOFR”) for the year of maturity based on the yield curve in effect at September 30, 2026 including applicable bank spread.

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

We completed our acquisition of Cox Communications on August 19, 2026. Management is in the process of integrating Cox Communications’ processes, systems, and control activities into our internal control over financial reporting framework. As integration progresses, management will continue to evaluate these controls to confirm they are appropriately designed, operating effectively, and fully integrated into our overall internal control over financial reporting.

Except as described above in the preceding paragraph, during the quarter ended September 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Integration of the Cox Transactions

We may not realize anticipated cost synergies and growth opportunities.

We expect to realize cost synergies, growth opportunities and other financial and operating benefits as a result of the Cox Transactions. The combined company’s success in realizing these cost synergies, growth opportunities and other financial and operating benefits, and the timing of this realization, depends on the successful integration of the business operations obtained in the Cox Transactions. Even if we are able to integrate legacy Cox Communications’ business operations successfully, it is not possible to predict with certainty if or when these cost synergies, growth opportunities and benefits will occur, or the extent to which they actually will be achieved. For example, the benefits from the Cox Transactions may be offset by costs incurred in integrating the new business operations or increased operating costs that may be experienced as a result of the Cox Transactions. Realization of any benefits and cost synergies could be affected by the factors described in other risk factors and a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs, the response of competitors and vendors and regulatory developments.

If we are not able to successfully integrate legacy Cox Communications’ business with ours within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the Cox Transactions may not be realized fully, or at all, or may take longer to realize than expected. In such circumstances, we may not perform as expected and the value of Charter Class A common stock may be adversely affected.

Until the closing of the Cox Transactions, Charter and legacy Cox Communications operated independently, and there can be no assurances that their businesses can be integrated successfully. After consummation of the Cox Transactions the combined company has significantly more systems, assets, investments, businesses, customers and employees than each company did prior to the Cox Transactions. It is possible that the integration process could result in the loss of key Charter and/or legacy Cox Communications employees, the loss of subscribers and customers, the disruption of the companies’ ongoing businesses or unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. The process of integrating legacy Cox Communications with the businesses we operated prior to the Cox Transactions will require significant capital expenditures and the expansion of certain operations and operating and financial systems. Management of each company will be required to devote a significant amount of time and attention to the integration process. There is a significant degree of difficulty and management involvement inherent in that process. These difficulties include:

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
•managing a larger company than before the completion of the transactions; and
•attracting and retaining the necessary personnel associated with the acquired assets.

Even if the new businesses are successfully integrated, it may not be possible to realize the benefits that are expected to result from the Cox Transactions, or realize these benefits within the time frame that is expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Cox Transactions may be offset by costs incurred or delays in integrating the businesses and increased operating costs. If the combined company fails to realize the anticipated benefits from the Cox Transactions, its liquidity, results of operations, financial condition and/or share price may be adversely affected. In addition, at times, the attention of certain members of our management and resources may be focused on the integration of the businesses and diverted from day-to-day business operations, which may disrupt our business.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The following table presents Charter’s purchases of equity securities completed during the third quarter of 2026 (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - 31, 2026	131,646	$135.83	129,907	$365
August 1 - 31, 2026 (3)	11,974	$137.28	9,900	$420
September 1 - 30, 2026	7,902	$144.16	—	$836

(1)Includes 1,739, 2,074 and 7,902 shares withheld from employees for the payment of taxes and exercise costs upon the exercise of stock options or vesting of other equity awards for the months of July, August and September 2026, respectively.
(2)During the three months ended September 30, 2026, Charter purchased approximately 0.1 million shares of its Class A common stock for approximately $19 million. As of September 30, 2026, Charter had remaining board authority to purchase an additional $836 million of Charter’s Class A common stock and/or Charter Holdings common units. In addition to open market purchases including pursuant to Rule 10b5-1 plans adopted from time to time, Charter may also buy shares of Charter Class A common stock, from time to time, pursuant to private transactions outside of its Rule 10b5-1 plan and any such repurchases may also trigger the repurchases from A/N pursuant to and to the extent provided in the A/N Letter Agreement and from Cox Enterprises pursuant to and to the extent provided in the Cox Letter Agreement.
(3)In addition to the above, during the three months ended September 30, 2026, Charter also purchased 38.6 million shares of Charter Class A common stock held by Liberty Broadband in connection with the Liberty Broadband Transaction. See Note 3 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: November 6, 2026		Executive Vice President, Interim Chief Financial Officer, Chief Accounting Officer and Controller

S-1

Exhibit Index

Exhibit	Description

3.1
Second Amended and Restated Certificate of Incorporation of Charter Communications, Inc., dated as of August 19, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 20, 2026).

3.2
Second Amended and Restated Bylaws of Charter Communications, Inc., dated as of August 19, 2026 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 20, 2026).

3.3
Certificate of Designations of Series A Cumulative Redeemable Preferred Stock of Charter Communications, Inc., dated as of August 19, 2026 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 20, 2026).

4.1	Charter Communications, Inc. Retirement Accumulation Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by Charter Communications, Inc. on March 28, 2024).
4.2*	Adoption Agreement No. 001 to Charter Communications, Inc. Retirement Accumulation Plan, dated July 15, 2026.
4.3
Twenty-Seventh Supplemental Indenture, dated as of August 12, 2026, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 12, 2026).

4.4	Form of 7.087% Senior Secured Notes due 2038 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 12, 2026).
4.5	Form of 7.337% Senior Secured Notes due 2041 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 12, 2026).
4.6
Exchange and Registration Rights Agreement, dated as of August 12, 2026 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 12, 2026).

4.7
Twenty-Eighth Supplemental Indenture, dated as of August 18, 2026, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 18, 2026).

4.8	Form of 6.050% Senior Secured Notes due 2032 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 18, 2026).
4.9	Form of 6.600% Senior Secured Notes due 2034 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 18, 2026).
4.10	Form of 6.950% Senior Secured Notes due 2036 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 18, 2026).
4.11	Form of 7.850% Senior Secured Notes due 2056 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 18, 2026).
4.12
Twenty-Ninth Supplemental Indenture, dated as of August 24, 2026, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 24, 2026).

4.13
Thirtieth Supplemental Indenture, dated as of August 24, 2026, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.14*
Twenty-Third Supplemental Indenture, dated as of August 24, 2026, among Cox Communications, LLC, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent.

4.15
Eleventh Supplemental Indenture, dated as of August 24, 2026, among Time Warner Cable, LLC, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.16
Twentieth Supplemental Indenture, dated as of August 24, 2026, among Time Warner Cable Enterprises LLC, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

E-1

4.17
Indenture, dated as of June 27, 1995, among Cox Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.18
Officer's Certificate of Cox Communications, Inc., dated as of July 27, 1998 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.19
Eighth Supplemental Indenture, dated as of December 1, 2006, among Cox Communications, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.20
Ninth Supplemental Indenture, dated as of June 5, 2008, among Cox Communications, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.21
Eleventh Supplemental Indenture, dated as of February 20, 2009, among Cox Communications, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.22
Twelfth Supplemental Indenture, dated as of November 29, 2012, among Cox Communications, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.23
Thirteenth Supplemental Indenture, dated as of May 1, 2013, among Cox Communications, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.11 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.24
Fourteenth Supplemental Indenture, dated as of December 8, 2014, among Cox Communications, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.12 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.25
Fifteenth Supplemental Indenture, dated as of September 13, 2016, among Cox Communications, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.13 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.26
Sixteenth Supplemental Indenture, dated as of August 7, 2017, among Cox Communications, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.14 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.27
Eighteenth Supplemental Indenture, dated as of September 17, 2020, among Cox Communications, Inc. as Issuer, Cox Enterprises, Inc. as Guarantor and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.15 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.28
Nineteenth Supplemental Indenture, dated as of June 2, 2021, among Cox Communications, Inc. as Issuer, Cox Enterprises, Inc. as Guarantor and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.16 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.29
Twentieth Supplemental Indenture, dated as of June 20, 2023, among Cox Communications, Inc., Cox Enterprises, Inc. as Guarantor and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.17 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.30
Twenty-First Supplemental Indenture, dated as of January 19, 2024, among Cox Communications, Inc., Cox Enterprises, Inc. as Guarantor and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.18 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.31
Twenty-Second Supplemental Indenture, dated as of August 20, 2024, among Cox Communications, Inc., Cox Enterprises, Inc. as Guarantor and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.19 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

10.1
Third Amended and Restated Stockholders Agreement, dated as of August 19, 2026, by and among Charter Communications, Inc., Cox Enterprises, Inc., Cox Communications Equity Holdings, Inc. and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 20, 2026).

10.2
Letter Agreement, dated as of August 19, 2026, by and among Charter Communications, Inc., Charter Communications Holdings, LLC and Cox Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 20, 2026).

10.3
Letter Agreement, dated as of August 19, 2026, by and among Charter Communications, Inc., Charter Communications Holdings, LLC and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 20, 2026).

E-2

10.4
Second Amended and Restated Limited Liability Company Agreement of Charter Communications Holdings, LLC, dated as of August 19, 2026, by and among Charter Communications, Inc., Cox Communications Equity Holdings, Inc., Advance/Newhouse Partnership and the other parties thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 20, 2026).

10.5
Amended and Restated Tax Receivables Agreement, dated as of August 19, 2026, by and among Charter Communications, Inc., Cox Communications Equity Holdings, Inc., Advance/Newhouse Partnership and the other parties thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 20, 2026).

10.6
Amended and Restated Exchange Agreement, dated as of August 19, 2026, by and among Charter Communications, Inc., Cox Enterprises, Inc., Cox Communications Equity Holdings, Inc., Advance/Newhouse Partnership and the other parties thereto (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 20, 2026).

10.7
Amended and Restated Registration Rights Agreement, dated as of August 19, 2026, by and among Charter Communications, Inc., Cox Enterprises, Inc., Cox Communications Equity Holdings, Inc. and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 20, 2026).

10.8*	Collateral Agreement, dated as of August 24, 2026, by Cox Communications, LLC and the other grantors party thereto in favor of The Bank of New York Mellon Trust Company, N.A., as collateral agent.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101
The following financial information from Charter Communications, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026, filed with the Securities and Exchange Commission on November 6, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Shareholders' Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.
*    Filed herewith

E-3